Form 10-K
period 1993-12-31
HOUSTON INDUSTRIES INC; HOUSTON LIGHTING & POWER CO
filed 1994-03-11
CIK 202131, 48732

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


(Mark One)
{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1993
                                       OR
{ }   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)  OF THE SECURITIES ACT
      OF 1934 (NO FEE REQUIRED)  For the transition period from      to

COMMISSION FILE NUMBER 1-7629
                        HOUSTON INDUSTRIES INCORPORATED
             (Exact name of registrant as specified in its charter)

                        TEXAS
             (State or other jurisdiction                                           74-1885573
          of incorporation or organization)                          (I.R.S. employer identification number)
                   5 POST OAK PARK
                4400 POST OAK PARKWAY
                 HOUSTON, TEXAS 77027
                    (713) 629-3000                                                 (713) 629-3000
(Address and zip code of principal executive offices)            (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                 TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
           Common Stock, without par value,                     New York Stock Exchange
          and associated rights to purchase                     Chicago Stock Exchange
                   preference stock                              London Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

Commission File Number 1-3187
                        HOUSTON LIGHTING & POWER COMPANY
             (Exact name of registrant as specified in its charter)

                       TEXAS                                                    74-0694415
            (State or other jurisdiction                            (I.R.S. employer identification number)
         of incorporation or organization)
                  611 WALKER AVENUE
                 HOUSTON, TEXAS 77002                                          (713) 228-9211
(Address and zip code of principal execuive offices)          (Registrant's telephone number, including area code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                 TITLE OF EACH CLASS
Preferred stock, cumulative, no par: $4 Series, $6.72 Series; $7.52 Series; $8.12 Series; Variable Term Cumulative Preferred Stock, Series A; Variable Term Cumulative Preferred Stock, Series B; Variable Term Cumulative Preferred Stock, Series C; Variable Term Cumulative Preferred Stock, Series D; and $8.50 Series.

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes { X }
No {   }

   The aggregate market value of the voting stock held by non-affiliates of Houston Industries Incorporated was $5,203,106,003 as of March 1, 1994, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers.

   As of March 1, 1994, Houston Industries Incorporated had 130,708,985 shares of Common Stock outstanding. As of March 1, 1994, all 1,000 shares of Houston Lighting & Power Company's Class A voting common stock, without par value, were held by Houston Industries Incorporated and all 100 authorized and outstanding shares of Houston Lighting & Power Company's Class B non-voting common stock were held by Houston Industries (Delaware) Incorporated.

   Portions of the definitive proxy statement relating to the 1994 Annual Meeting of Shareholders of Houston Industries Incorporated, which will be filed within 120 days of December 31, 1993, are incorporated by reference in Item 10, Item 11, Item 12 and Item 13 of Part III of this form.

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  {   }

This combined Form 10-K is separately filed by Houston Industries Incorporated and Houston Lighting & Power Company. Information contained herein relating to Houston Lighting & Power Company is filed by Houston Industries Incorporated and separately by Houston Lighting & Power Company on its own behalf. Houston Lighting & Power Company makes no representation as to information relating to Houston Industries Incorporated (except as it may relate to Houston Lighting & Power Company) or to any other affiliate or subsidiary of Houston Industries Incorporated.

                                  DEFINITIONS

When used herein, the following terms will have the meanings indicated.

     TERM                                              DEFINITION
- ---------------                     -----------------------------------------------
1935 Act                            Public Utility Holding Company Act of 1935
1992 Cable Act                      Cable Television Consumer Protection and
                                      Competition Act of 1992
AFUDC                               Allowance for Funds Used During Construction
ATC                                 American Television and Communications
Austin                              City of Austin
BBtu                                Billion British Thermal Units
Bcf                                 Billion Cubic Feet
Cable Act                           Cable Communications Policy Act of 1984
CERCLA                              Comprehensive Environmental Response,
                                      Compensation and Liability Act
Clean Air Act                       Federal Clean Air Act including Amendments
                                      of 1990
Clean Water Act                     Clean Water Act Amendments of 1987
CNN                                 Cable News Network
Company                             Houston Industries Incorporated
CPL                                 Central Power and Light Company
CSW                                 Central and South West Corporation
DOE                                 Department of Energy
DSM                                 Demand Side Management
DuPont                              E.I. du Pont de Nemours Company
Energy Act                          Energy Policy Act of 1992
EPA                                 U.S. Environmental Protection Agency
ESOP                                Employee Stock Ownership Plan of Houston
                                      Industries Incorporated
EWG                                 Exempt Wholesale Generator
ESPN                                Entertainment & Sports Programming Network
Exxon                               Exxon Company, U.S.A.
FASB                                Financial Accounting Standards Board
FCC                                 Federal Communications Commission
FERC                                Federal Energy Regulatory Commission
Gulf States                         Gulf States Utilities Company
HBO                                 Home Box Office
HL&P                                Houston Lighting & Power Company
Houston                             City of Houston
Houston Argentina                   Houston Argentina S.A.
HI Energy                           Houston Industries Energy, Inc.
Houston Industries
  Finance                           Houston Industries Finance, Inc.
IRP                                 Integrated Resource Planning
IRS                                 Internal Revenue Service
KBL Cable                           KBL Cable, Inc.
KBLCOM                              KBLCOM Incorporated

     TERM                                              DEFINITION
- ---------------                     -----------------------------------------------
KW                                  Kilowatt (1,000 Watts)
KWH                                 Kilowatt-Hour
LIBOR                               London Interbank Offered Rate
Limestone                           Limestone Electric Generating Station
Malakoff                            Malakoff Electric Generating Station
MD&A                                Management's Discussion and Analysis of
                                      Financial Condition and Results of Operations
Mva                                 Megavolt Amperes
MMBtu                               Million British Thermal Units
MMcf                                Million Cubic Feet
MW                                  Megawatt (1,000 KW)
NCTA                                National Cable Television Association
NRC                                 United States Nuclear Regulatory Commission
Paragon                             Paragon Communications
PCB                                 Polychlorinated Biphenyl
PURA                                Texas Public Utility Regulatory Act of 1975
                                      as Amended
RBOC                                Regional Bell Operating Company
RCRA                                Resource Conservation and Recovery Act
San Antonio                         City of San Antonio
SEC                                 Securities and Exchange Commission
SFAS                                Statement of Financial Accounting Standards
Showtime                            Showtime Networks, Inc.
South Texas Project                 South Texas Project Electric Generating Station
STEP                                Success Through Excellence in Performance
Sunset Act                          Texas Sunset Act
TNRCC                               Texas National Resource Conservation Commission
Utility Commission                  Public Utility Commission of Texas
Utility Fuels                       Utility Fuels, Inc.
W. A. Parish                        W. A. Parish Electric Generating Station
Westinghouse                        Westinghouse Electric Corporation

                        HOUSTON INDUSTRIES INCORPORATED
                        HOUSTON LIGHTING & POWER COMPANY
                 Form 10-K for the Year Ended December 31, 1993

                               TABLE OF CONTENTS

                                                                                                               Page No.
                                                                                                               --------
PART I
- ------

Item 1.         Business:

                The Company and Its Subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5
                Business of HL&P  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6
                Business of KBLCOM  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19
                Businesses of Other Subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31
                Regulation of the Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32
                Executive Officers of the Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     33
                Executive Officers of HL&P  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     34

Item 2.         Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     35

Item 3.         Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     37

Item 4.         Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . .     38

PART II
- -------

Item 5.         Market for the Registrant's Common Equity
                and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     39

Item 6.         Selected Financial Data:

                The Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     40
                HL&P  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     41

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     42

Item 8.         Financial Statements and Supplementary Data:

                Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     56
                HL&P Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     66
                Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .     74
                Notes to HL&P Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    104

Item 9.         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . .    113

PART III
- --------

Item 10.        Directors and Executive Officers of the Company
                and HL&P  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    113

Item 11.        Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    115

Item 12.        Security Ownership of Certain Beneficial Owners
                and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    122

Item 13.        Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . .    123

PART IV
- -------

Item 14.        Exhibits, Financial Statement Schedules and
                Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    124

                                     PART I

ITEM 1.  BUSINESS:

THE COMPANY AND ITS SUBSIDIARIES.

         The Company, incorporated in Texas in 1976, is a holding company operating principally in two business segments, the electric utility business and the cable television business. The Company conducts its operations primarily through three subsidiaries: HL&P, its principal operating subsidiary, KBLCOM and HI Energy. See "Regulation of the Company" for a description of the Company's status under the 1935 Act.

         HL&P is engaged in the generation, transmission, distribution and sale of electric energy and serves over 1.4 million customers in an approximately 5,000 square-mile area of the Texas Gulf Coast, including Houston. As of December 31, 1993, the total assets and common stock equity of HL&P represented 88% of the Company's consolidated assets and 113% of the Company's consolidated common stock equity, respectively. For the year ended December 31, 1993, the operations of HL&P accounted for 108% of the Company's consolidated net income. See "Business of HL&P."

         The cable television operations of the Company are conducted through KBLCOM and its subsidiaries. This segment includes five cable television systems located in four states and a 50% interest in Paragon, a partnership which owns systems located in seven states. As of December 31, 1993, KBLCOM's systems served approximately 605,000 basic cable customers subscribing to approximately 488,000 premium programming units. According to information provided by Paragon's managing partner, Paragon served approximately 932,000 basic cable customers subscribing to approximately 542,000 premium programming units. See "Business of KBLCOM."

         HI Energy was recently organized by the Company to participate in domestic and foreign power generation projects and to invest in the privatization of foreign electric utilities. HI Energy is actively engaged in the evaluation of several such projects, but has not yet committed significant financial or other resources to any single project. See "Businesses of Other Subsidiaries - HI Energy."

         As of December 31, 1993, the Company and its subsidiaries had 11,350 full-time employees. HL&P had 9,578 full-time employees, and KBLCOM and its subsidiaries had 1,581 full-time employees (excluding employees of joint ventures and partnerships in which the Company holds less than a majority interest).

         For certain financial information with respect to each of the Company's two principal business segments, see Note 16 to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report.

BUSINESS OF HL&P.

         HL&P, incorporated in Texas in 1906, is engaged in the generation, transmission, distribution and sale of electric energy. Sales are made to residential, commercial and industrial customers in an approximately 5,000 square-mile area of the Texas Gulf Coast, including Houston.

CERTAIN FACTORS AFFECTING THE ELECTRIC UTILITY BUSINESS

         As an electric utility, HL&P has been affected, to varying degrees, by a number of factors that have affected the electric utility industry in general. These factors include, among others, difficulty in obtaining rate increases sufficient to provide an adequate return on invested capital, high costs and delays associated with environmental and nuclear regulations, changes in regulatory climate, prudence audits, competition from other energy suppliers and difficulty in obtaining regulatory approval for construction of new generating plants. HL&P is unable to predict the future effect of these or other factors upon its operations and financial condition. HL&P's results of operations are significantly affected by decisions of the Utility Commission primarily in connection with rate increase applications filed prior to 1991 by HL&P. Although Utility Commission action on those applications has been completed, a number of the orders of the Utility Commission are currently subject to judicial review. Rate issues relating to a possible proceeding to review HL&P's rate levels and to review costs associated with the outage of the South Texas Project are also pending before the Utility Commission. For a discussion of these matters, see Notes 9, 10, 11 and 12 to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report.

         HL&P is project manager and one of four co-owners of the South Texas Project, which consists of two 1,250 MW nuclear generating units. HL&P owns a 30.8% interest in the South Texas Project. Both generating units at the South Texas Project were out of service from February 1993 to February 1994 when Unit No. 1 was authorized by the NRC to return to service. In June 1993, the NRC placed the South Texas Project on its "watch list" of plants with "weaknesses that warrant increased NRC attention." Such action followed the NRC's issuance of a report issued by its Diagnostic Evaluation Team which identified a number of areas requiring improvement. For a description of litigation and regulatory proceedings relating to the South Texas Project including, among other things, the NRC's diagnostic evaluation of the South Texas Project, the operating status of the South Texas Project and Austin's lawsuit filed on February 22, 1994, see "Regulatory Matters" below, Item 3 of this Report, "Results of Operations - HL&P - United States Nuclear Regulatory Commission (NRC) Diagnostic Evaluation of the South Texas Project" in Item 7 of this Report and Notes 9(b), 9(c), 9(f), 10 and 11 to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report.

         In 1992, Congress enacted the Energy Act which, among other changes, exempts from the 1935 Act EWGs, a class of electric power producers engaged in sales of electric energy exclusively at wholesale. For information with respect to the Energy Act, see "Competition" and "Regulatory Matters" below and
Note 8(a) to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report. In 1995, the Texas legislature is expected to consider various proposals regarding the organization and responsibilities of the Utility Commission. For information regarding the Sunset Act review process and Utility Commission rulemaking activities regarding IRP, see "Regulatory

Matters - Rates and Services" below.

SERVICE AREA

         While employment, personal income and industrial activity in the Houston area steadily increased from 1987 to 1990, the effects of the national recession have since slowed growth in HL&P's service area. While the local economy continues to slowly expand and diversify in numerous areas, such as medical, professional and engineering services, it is still dependent, to a large degree, on oil, gas, refined products, petrochemicals and related businesses.

         HL&P operates under a certificate of convenience and necessity granted by the Utility Commission which covers HL&P's present service area and facilities. In addition, HL&P holds franchises to provide electric service within the incorporated municipalities in its service territory. None of such franchises expires before 2007.

MAXIMUM HOURLY FIRM DEMAND AND CAPABILITY

         The following table sets forth, for the years indicated, information with respect to HL&P's net capability, maximum hourly firm demand and the resulting reserve margin:


                                      Maximum Hourly Firm Demand
                                      --------------------------
      Installed   Pur-                                  % Change
         Net      chased  Total Net                      From     Reserve
      Capability  Power   Capability                     Prior    Margin
Year     (MW)     (MW)(1)    (MW)      Date     MW (2)    Year      (%)
- ----  ----------  ------- ----------  -------   ------  --------  -------
1989    13,644      820     14,464    Sep.  1   10,456    0.3       38.3
1990    13,584      945     14,529    Aug. 27   11,150    6.6       30.3
1991    13,583      945     14,528    Aug. 21   10,908   (2.2)      33.2
1992    13,583      945     14,528    Jul. 30   10,783   (1.1)      34.7
1993    13,679      945     14,624    Aug. 19   11,397    5.7       28.3

- -------------------

(1)      Reflects firm capacity purchased.

(2)      Does not include interruptible load at time of peak.

         At December 31, 1993, HL&P owned and operated generating facilities with installed net generating capability of 13,679 MW.

         HL&P experienced a maximum hourly firm demand in 1993, a year of unusually warm summer weather, of 11,397 MW, a 5.7% increase over the maximum hourly firm demand in 1992, a year of unusually mild summer weather. Including interruptible demand, the maximum hourly firm demand actually served in 1993 was 12,472 MW compared to 11,638 MW in 1992.

         For planning purposes, HL&P currently expects maximum hourly firm demand for electricity to grow at a compound annual rate of about 1.6% over the next ten years. Assuming average weather conditions, reserve margins are projected to decrease from an estimated 25% in 1994 to an estimated 21% in 1997 as a result of growth in maximum hourly firm demand and the expiration of certain firm cogeneration contracts. Assuming average weather conditions, HL&P projects that reserve margins in 1998 will decrease to 18%. For long-term planning purposes, HL&P expects to maintain a reserve margin in the range of 17%-20% in excess of its estimate of maximum hourly firm demand load requirements. See "Capital Program" and "Competition" below.

         HL&P experiences significant seasonal variation in its sales of electricity. Sales during the summer months are typically higher than sales during other months of the year due, in large part, to the reliance on air conditioning in HL&P's service territory. See Note 20 to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report for a presentation of certain quarterly unaudited financial information for 1992 and 1993.

CAPITAL PROGRAM

         HL&P has a continuous program to maintain its existing facilities and to expand its physical plant as needed to meet customer requirements. Such program and the estimated construction costs set forth below are subject to periodic review and revision because of changes in load forecasts, the need to retire older plants, changing regulatory and environmental standards and other factors. HL&P's capital program is currently estimated to cost approximately $1.28 billion during the three-year period 1994-1996 with approximately $478 million, $381 million and $418 million to be spent in 1994, 1995 and 1996, respectively, excluding AFUDC. In 1993, total capital expenditures and nuclear fuel were approximately $329 million.

         HL&P's capital program for 1994-1996 consists of the following principal estimated expenditures:

                                                                   Percent of
                                                Amount               Total
                                              (millions)          Expenditures
                                              ----------          ------------
 Generating facilities...................      $  551                 43%
 Transmission facilities.................          86                  7%
 Distribution facilities.................         466                 36%
 General plant facilities................         141                 11%
 Nuclear fuel............................          33                  3%
                                               ------                ---

      Total..............................      $1,277                100%
                                               ======                ===

         HL&P's near-term construction program includes the installation of two gas turbines with attendant heat recovery steam generators at the DuPont chemical plant located in the Houston area. The project, which is estimated to cost $117 million, is expected to be available for peak demand in 1995 and is designed to add approximately 160 MW of electrical capacity to HL&P's system while providing needed process steam to the DuPont chemical plant. For further information regarding the DuPont project, see "Liquidity and Capital Resources
- - HL&P - Capital Program" in Item 7 of this Report. The remaining construction expenditures relating to generating facilities expected in 1994-1996 are primarily associated with improvements to existing generating stations. HL&P does not forecast additional capacity needs until 1999-2001. HL&P currently believes that future capacity needs will likely be met through the construction of combined cycle gas turbines at existing HL&P plant sites, the development of additional steam sale projects or through other means, such as purchased power or additional DSM activities.

         The scheduled in-service dates for the Malakoff units have been indefinitely postponed. For information with respect to expenditures on Malakoff, see Note 12 to the Company's Consolidated and HL&P's Financial

Statements in Item 8 of this Report.

         Expenditures for environmental protection facilities for the five years ended December 31, 1993 aggregated $34.5 million (excluding AFUDC), including expenditures of $12.8 million and $7.6 million in 1993 and 1992, respectively. Environmental protection expenditures for 1994-1996 are estimated to be $71 million (excluding AFUDC), primarily for nitrogen oxide emissions controls and monitoring equipment. See "Regulatory Matters - Environmental Quality" below.

         Actual construction expenditures and scheduled in-service dates may vary from estimates as a result of numerous factors including, but not limited to, changes in the rate of inflation, changes in equipment delivery schedules, construction delays and deferrals, the availability and relative cost of fuel, the availability and cost of purchased power, environmental protection requirements, regulatory requirements related to the South Texas Project, the availability of adequate and timely rate relief and other regulatory approvals, ability to secure external financing, legislative changes, and changes in anticipated customer demand and business conditions. In connection with its construction program planning, HL&P employs value-based planning techniques that take into account energy conservation and load management programs along with traditional utility supply options and renewable energy resources to select the plan utilizing the most appropriate and cost-effective alternatives.

         In 1993, HL&P spent approximately $9.5 million, excluding AFUDC, for uranium concentrate and nuclear fuel processing services for its share of the fuel for the South Texas Project. See "Fuel - Nuclear Fuel Supply" below.

         Total gross additions to the plant of HL&P during the five years ended December 31, 1993 amounted to approximately $2.9 billion and, during the same period, retirements amounted to approximately $351 million. Gross additions during the five-year period amounted to approximately 25% of total utility plant at December 31, 1993.

COMPETITION

         HL&P and the electric utility industry in general are experiencing increased competition as a result of legislative and regulatory changes, technological advances, the cost and availability of natural gas, consumer demands, environmental needs and other factors.

         A number of cogeneration facilities have been built in HL&P's service area as a result of the high concentration of process industries located in the Gulf Coast region and the availability of attractively priced fuels. Cogeneration is the simultaneous generation of two forms of energy, usually steam and electricity. The Public Utility Regulatory Policy Act of 1978 generally requires utilities to purchase all electricity offered to them by qualifying cogeneration facilities at or below avoided costs. In Texas, however, cogenerators generally are not permitted to make sales of electricity to parties other than electric utilities or the thermal purchaser. HL&P has experienced the loss of a number of industrial customers and continues to be faced with further customer losses as a result of cogeneration.

         As of December 31, 1993, HL&P purchased energy from fourteen cogeneration facilities, representing over 3,400 MW of total generating capability. As of December 31, 1993, HL&P had contracts totaling 720 MW of firm cogeneration capacity and associated energy which expire as follows:
1994 - 325 MW; 1998 - 125 MW and 2005 - 270 MW.  In addition, a ten-year contract for 50 MW of firm capacity and associated energy becomes effective in 1994. Electric utilities in Texas are required to provide transmission wheeling service for power sales by cogenerators to other electric utilities at a compensatory rate. During 1993, approximately 1,400 MW of cogenerated power was transmitted or "wheeled" by HL&P to other utilities in Texas.

         Given the uncertainties associated with efforts to obtain additional commitments for firm power on reasonable terms, HL&P is continuing to pursue plans to meet its needs for increased generation in 1999-2001, which plans include new construction. See "Capital Program" above.

         In October 1992, the Energy Act became law. The Energy Act contains provisions which affect the regulatory structure of the electric utility industry. First, the legislation amends the 1935 Act, exempting a class of power producers known as EWGs. Companies that are already exempt from registration under the 1935 Act, as well as companies not otherwise engaged in the electric utility business, will be permitted to own EWGs without being subject, as a result of such ownership, to the registration requirements and the geographic, ownership and other restrictions imposed by the 1935 Act on non-exempt holding companies and their subsidiaries. Companies registered under the 1935 Act are also permitted to own EWGs. Although the Energy Act instructs state regulatory commissions to consider standards applicable to wholesale power purchases by electric utilities, including purchases from EWGs, EWG generation sources, to the extent any may be located in Texas, currently
would be treated as regulated public utilities under PURA.   In addition, the
Energy Act permits exempt and registered holding companies to acquire and maintain an interest in "foreign utility companies" that meet certain requirements for an exemption from the 1935 Act. Second, the Energy Act significantly expands the authority of the FERC to order owners of transmission lines, such as HL&P, to carry power at the request of any electric utility, federal power marketing agency or any person generating electric energy for sale or for resale over such transmission lines. The Energy Act requires transmission for third parties to wholesale customers, provided the reliability of service to the utility's local customer base is protected and the local customer base does not subsidize the third-party service. The Energy Act prohibits the FERC from ordering the transmission of electric energy directly to an ultimate consumer (i.e. retail wheeling); however, it does not affect any authority of any state or local government under state law concerning transmission of electric energy directly to an ultimate consumer.

         The Energy Act is expected to have significant implications for the utility industry by moving utilities toward a more competitive environment. Competition may be increased in connection with the generation of electricity. Pressure for access to utility retail customers is also expected to increase. The Company will actively oppose any access to its retail customers by third-party generators. In addition, the amendments to the 1935 Act will remove barriers to the Company, allowing it to develop independent electric generating plants in the United States for sales to wholesale customers as well as to contract for utility projects internationally, without becoming subject to registration under the 1935 Act as an electric utility holding company.

         HL&P continues to address the issue of increased competition, among other things, by focusing on the energy needs of its customers and by controlling and, where possible, reducing the cost to serve its customers.
HL&P undertook a major operating performance improvement program in 1992 to improve the effectiveness and efficiency of its operations and continues to seek ways to improve its operations and lower costs. HL&P is attempting to control its fuel costs, which compose a substantial portion of its operating cost, by (1) purchasing gas at generally low prices and utilizing gas storage facilities to mitigate significant variations in gas demand, (2) purchasing spot coal at prices below existing contract terms and (3) contracting for additional purchased power when available on attractive terms. For information on HL&P's operating performance improvement programs, see "Results of Operations - HL&P - STEP Program" in Item 7 of this Report and Note 18 to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report. Additionally, HL&P continues to encourage industrial expansion in its service area by offering an economic development tariff and economically attractive interruptible rates for those customers capable of taking such service.

FUEL

         Approximately 42% of HL&P's energy requirements during 1993 were met with natural gas, 40% with coal and lignite and 1% with nuclear fuel. The remaining 17% was purchased power, principally cogenerated power. However, both nuclear-fueled units of the South Texas Project were out of service during most of 1993. During 1992, the most recent year not affected by the outage of the South Texas Project, HL&P's energy requirements were obtained from the following sources: natural gas (34%); coal and lignite (39%); nuclear fuel (9%) and purchased power (18%). Based upon various assumptions relating to the cost and availability of fuels, plant operation schedules, actual in-service dates of HL&P's planned generating facilities, load growth, load management and environmental protection requirements, HL&P currently expects its future energy mix to be in the following proportions for the indicated periods:

                                       Estimated Energy Mix
                                      ----------------------

                                      1994     1997     2000
                                      ----     ----     ----
Gas...........................         33%      35%      43%
Coal and Lignite..............         42       41       39
Nuclear.......................          7        8        8
Cogeneration..................         18       16       10
                                      ---      ---      ---

      Total...................        100%     100%     100%
                                      ===      ===      ===


         There can be no assurance that the various assumptions upon which the estimates set forth in the table above are based will prove to be correct, and HL&P's actual energy mix in future years may vary from the percentages shown in the table. For information on the outage of the South Texas Project, see Note 9(f) to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report, which is incorporated herein by reference.

         NATURAL GAS SUPPLY. During 1993, HL&P purchased approximately 63% of its natural gas requirements pursuant to long-term contracts with various suppliers. No individual supplier provided more than approximately 24% of HL&P's natural gas requirements during 1993. Substantially all of HL&P's natural gas supply contracts contain pricing provisions based on fluctuating market prices. HL&P's natural gas supply contracts have expiration dates ranging from 1994 to 2002. HL&P believes that it will be able to renew such contracts as they expire or enter into similar contractual arrangements with other natural gas suppliers. HL&P expects to purchase its remaining natural gas requirements on the spot market. HL&P has a long-term contract for gas storage and gas transportation arrangements with gas pipelines connected to certain of its generating facilities. The contract for gas storage provides working storage capacity of up to 3,500 BBtu of natural gas. HL&P's average daily gas consumption during 1993 was 749 BBtu per day with peak consumption of 1,427 BBtu per day.

         Although natural gas has been relatively plentiful in recent years, supplies available to HL&P and other consumers are vulnerable to disruption due to weather conditions, transportation disruptions, price changes and other events. Large boiler fuel users of natural gas, including electric utilities, generally have the lowest priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. As a result of this vulnerability, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply disruptions or other factors. Such events could require HL&P to withdraw gas from its gas storage facility or shift its gas-fired generation to alternative fuel sources such as fuel oil to the extent it has the capability to burn those alternative fuels. Since most of the purchased power capacity available to HL&P is also gas-fired, gas supply disruptions may also affect these suppliers.

         Currently, HL&P anticipates that its alternate fuel capability, combined with its solid-fueled generating resources and available gas storage capability is adequate to meet fuel needs during any temporary gas supply interruptions. However, there is no assurance that adequate levels of gas supply will be available over the long term.

         HL&P's average cost of natural gas was $2.15 per MMBtu in 1993 (excluding storage costs). HL&P's average cost of natural gas in 1992 and 1991 was $1.85 and $1.54 per MMBtu, respectively.

         COAL AND LIGNITE SUPPLY. Substantially all of the coal for HL&P's four coal-fired units at W. A. Parish is purchased under two long- term contracts from mines in the Powder River Basin area of Wyoming. Additional coal is obtained on the spot market. The coal is transported under terms of a long-term rail transportation contract to the W. A. Parish coal handling facilities in HL&P's fleet of approximately 2,300 railcars. A substantial portion of the coal requirements for the projected operating lives of the four coal-fired units at W. A. Parish is expected to be met under such contracts.

         The lignite for the Limestone units is obtained from a mine adjacent to the plant. HL&P owns the mining equipment, facilities and a portion of the lignite leases at the mine, which is operated by a contract miner under the terms of a long-term agreement. The lignite reserves currently under lease and contract are expected to provide a substantial portion of the fuel requirement for the projected operating lives of the Limestone units.

         Prior to October 1993, coal and lignite purchasing, transportation and handling services were provided to HL&P by a subsidiary of the Company, Utility Fuels, which has since been merged into HL&P. See "Businesses of Other Subsidiaries - Utility Fuels."

         NUCLEAR FUEL SUPPLY. The supply of fuel for nuclear generating facilities involves the acquisition of uranium concentrates, conversion to uranium hexafluoride, enrichment of the uranium hexafluoride and fabrication of nuclear fuel assemblies. Contracts have been entered into with various suppliers to provide the South Texas Project with converted uranium hexafluoride to permit operation through 1996, enrichment services through 2014 (except as noted below) and fuel fabrication services for the initial cores and 16 additional years of operation. Contracts for enrichment services from October 2000 through September 2002 have been terminated by HL&P, as Project Manager for the South Texas Project, under a ten-year termination notice provision, because HL&P believes that other, lower-cost options will be available.

         In addition to the above, flexible contracts for the supply of uranium concentrates and uranium hexafluoride have been entered into that will provide approximately 50% of the uranium needed for South Texas Project operation from 1997 through 2000. Contracts for the balance of the uranium requirements will soon be under negotiation; however, HL&P does not presently anticipate difficulty in obtaining contracts for those requirements.

         By contract, the DOE will ultimately take possession of all spent fuel generated by the South Texas Project. HL&P has been advised that the DOE plans to place the spent fuel in a permanent underground storage facility in an as-yet undetermined location. The DOE contract currently requires payment of a spent fuel disposal fee on nuclear plant generated electricity of one mill (one-tenth of a cent) per net KWH sold. This fee is subject to adjustment to ensure full cost recovery by the DOE. The South Texas Project is designed to have sufficient on-site storage facilities to accommodate over 40 years of the spent fuel discharges for each unit.

         For information relating to a fee assessment upon domestic utilities having purchased enrichment services from the DOE, see Note 8(a) to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report.

         OIL SUPPLY. Fuel oil is maintained in inventory by HL&P to provide for fuel needs in emergency situations in the event sufficient supplies of natural gas are not available. In addition, certain of HL&P's generating plants have the ability to use fuel oil if oil becomes a more economical fuel than incremental gas supplies. HL&P has storage facilities for over six million barrels of oil located at those generating plants capable of burning oil. HL&P's oil inventory is adjusted periodically to accommodate changes in the availability of primary fuel supplies.

         RECOVERY OF FUEL COSTS. For information relating to the cost of fuel over the last three years, see "Operating Statistics of HL&P" below and "Results of Operations - HL&P - Fuel and Purchased Power Expense" in Item 7 of this Report. Utility Commission rules provide for the recovery of certain fuel and purchased power costs through an energy component of electric rates (fixed fuel factor). The fixed fuel factor is established during either a utility's general rate proceeding or an interim fuel proceeding and is to be generally effective for a minimum of six months, unless a substantial change in a utility's cost of fuel occurs. In that event, a utility may be authorized to revise the fixed fuel factor in its rates appropriately. In any event, a fuel reconciliation is required every three years.

         In October 1991, the Utility Commission approved HL&P's fixed fuel factor as contemplated in the settlement agreement reached in February 1991 by HL&P and most other parties to Docket No. 9850. See Note 10(c) to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report. In November 1993, the Utility Commission authorized HL&P to implement a higher fuel factor under Docket No. 12370. The Company can request a revision to its fuel factor in April and October each year.

         Reconciliation of fuel costs after March 1990 is required in 1994, and under Utility Commission rules, HL&P has anticipated that a filing would be required in May 1994. However, the Utility Commission staff has requested that such filing be delayed to the fourth quarter of 1994. If that request is granted by the Utility Commission, HL&P anticipates that fuel costs through some time in 1994 will be submitted for reconciliation at that time. No hearing would be anticipated in that reconciliation proceeding before 1995, and the schedule for reconciliation of those costs could be affected by the institution of a rate proceeding by the Utility Commission and/or a prudence inquiry concerning the outage at the South Texas Project. For a discussion of that outage and the possibility that a rate proceeding may be instituted, see Notes 9(f), 10(f) and 10(g), respectively, to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report, which notes are incorporated herein by reference.

REGULATORY MATTERS

         ENERGY ACT. In October 1992, the Energy Act became law. For a description of the Energy Act, see "Competition" above and Note 8(a) to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report.

         RATES AND SERVICES. Pursuant to the PURA, the Utility Commission has original jurisdiction over electric rates and services in unincorporated areas of the State of Texas and in the incorporated municipalities that have relinquished original jurisdiction. Original jurisdiction over electric rates and services in the remaining incorporated municipalities served by HL&P is exercised by such municipalities, including Houston, but the Utility Commission has appellate jurisdiction over electric rates and services within those incorporated municipalities.

         In 1993, the Texas Legislature considered changes to PURA as part of a required review under the Sunset Act. None of the proposed changes to the Utility Commission or Texas utility regulation were enacted. However, the legislature passed legislation continuing the current PURA until September 1, 1995. The legislature also established a joint interim committee to study certain regulatory issues prior to the next legislative session which begins in January 1995. These issues include, among other items, tax issues relating to public utilities, the organization and authority of the Utility Commission and IRP. Recommendations from this study period will be considered during the next legislative session.

         UTILITY COMMISSION PROCEEDINGS. For information concerning the Utility Commission's orders with respect to HL&P's applications for general rate increases with the Utility Commission (Docket No. 8425 for the 1988 rate case and Docket No. 9850 for the 1990 rate case) and the municipalities within HL&P's service area and the appeals of such orders, see Notes 10(b) and 10(c) to the Company's Consolidated and HL&P's

Financial Statements in Item 8 of this Report, which notes are incorporated herein by reference. HL&P's 1986 general rate case (Docket Nos. 6765 and 6766) and 1984 rate case (Docket No. 5779) have been affirmed and are no longer subject to appellate review. For a discussion of the possibility that a rate proceeding may be instituted, see Notes 10(f) and 10(g) to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report, which notes are incorporated herein by reference.

         PRUDENCE REVIEW OF CONSTRUCTION OF THE SOUTH TEXAS PROJECT. For information concerning the Utility Commission's orders with respect to a prudence review of the planning, management and construction of the South Texas Project (Docket No. 6668) and the appeals of such orders, see Note 10(d) to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report, which note is incorporated herein by reference.

         DEFERRED ACCOUNTING DOCKETS. For information concerning the Utility Commission's orders allowing deferred accounting treatment for certain costs associated with the South Texas Project (Docket Nos. 8230, 9010 and 8425), the appeals of such orders and related proceedings, see Notes 10(b), 10(e) and 11 to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report, which notes are incorporated herein by reference.

         ENVIRONMENTAL QUALITY. General. HL&P is subject to regulation with respect to air and water quality, solid waste management and other environmental matters by various federal, state and local authorities. Environmental regulations continue to be affected by legislation, administrative actions and judicial review and interpretation. As a result, the precise effect of potential regulations upon existing and proposed facilities and operations cannot presently be determined. However, developments in these and other areas of regulation have required HL&P to make substantial expenditures to modify, supplement or replace equipment and facilities and may, in the future, delay or impede construction and operation of new facilities or require expenditures to modify existing facilities. For information regarding environmental expenditures, see "Capital Program" above.

         Air. The TNRCC has jurisdiction and enforcement power to determine the permissible level of air contaminants emitted in the State of Texas. The standards established by the Texas Clean Air Act and the rules of the TNRCC are subject to modification by standards promulgated by the EPA. Compliance with such standards has resulted, and is expected to continue to result, in substantial expenditures by HL&P. In addition, expanded permit and fee systems and enforcement penalties may discourage industrial growth within HL&P's service area.

         In November 1990, significant amendments to the Clean Air Act became law. The law is designed to control emissions of air pollutants which contribute to acid rain, to reduce urban air pollution and to reduce emissions of toxic air pollutants. Parts of the Clean Air Act are directed at reducing emissions of sulfur dioxide from electric utility generating units. This reduction program includes an "allowance" system which sets forth formulas and criteria to establish a cap on sulfur dioxide emissions from utility generating units. HL&P has been allocated allowances sufficient to permit continued operation of its existing facilities and some expansion of its solid-fuel generating facilities without substantial additional expense relating to modification of its facilities.

         HL&P has already made substantial investments in pollution control facilities, and all of its generating facilities currently comply in all material respects with sulfur dioxide emission standards established by the Clean Air Act. As a result of this previous investment, HL&P does not anticipate that significant expenditures for sulfur dioxide removal equipment will be required. Provisions of the Clean Air Act dealing with urban air pollution require establishing new emission limitations for nitrogen oxides
from existing sources.   Although initial limitations were finalized in 1993,
further reductions may be required in the future. The cost of modifications necessary to reduce nitrogen oxide emissions from existing sources has been estimated at $29 million in 1994 and $10.5 million in 1995. The Clean Air Act also calls for additional stack gas continuous emissions monitoring equipment to be installed on various HL&P generating facilities. Capital expenditures of $12 million in 1994 and $2 million in 1995 are anticipated for installation of this new monitoring equipment. See "Capital Program" above.

         The Clean Air Act established a new permitting program to be administered in Texas by the TNRCC. The precise requirements of the program cannot be determined until the permit program is approved by the EPA. However, based on regulations promulgated by the TNRCC, HL&P anticipates that additional expenditures may be required for administering the permitting process. The legislation could also substantially increase the cost of constructing new generating units.

         Water. The TNRCC has jurisdiction over water discharges in the State of Texas and is empowered to set water quality standards and issue permits regulating water quality. The TNRCC jurisdiction is currently shared with the EPA, which also issues water discharge permits and reviews the Texas water quality standards program.

         HL&P has obtained permits from both the TNRCC and the EPA for all facilities currently in operation which require such permits. Applications for renewal of permits for existing facilities have been submitted as required.
The reissued permits reflect changes in federal and state regulations which may increase the cost of maintaining compliance. Although compliance with the new regulations has resulted and will continue to result in additional costs to HL&P, the costs are not expected to have a material impact on HL&P's financial condition or results of operations.

         For a description of certain Administrative Orders issued by the EPA to HL&P under the Clean Water Act and for a description of certain other environmental litigation, see Item 3 of this Report.

         SOLID AND HAZARDOUS WASTE. HL&P is also subject to regulation by the TNRCC and the EPA with respect to the handling and disposal of solid waste generated on-site. Although legislation that would expand the scope of the RCRA was not adopted in 1993, the TNRCC has promulgated new rules regulating the classification of industrial solid waste. These regulations will result in increased analytical and disposal costs to HL&P. Although the precise amount of these costs is unknown at this time, HL&P does not believe, based on its current analysis, that such costs will be material. The EPA has promulgated a number of regulations to protect human health and the environment from hazardous waste. Compliance with the regulations promulgated to date has not materially affected the operation of HL&P's facilities, but such compliance has increased operating costs.

         The EPA has identified HL&P as a "potentially responsible party" for the costs of remediation of a CERCLA site located adjacent to one of HL&P's transmission lines in Harris County. For information regarding this site, see "Liquidity and Capital Resources - HL&P - Environmental Expenditures" in Item 7 of this Report.

         FEDERAL REGULATION OF NUCLEAR POWER. Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, operation of nuclear plants is extensively regulated by the NRC, which has broad power to impose licensing and safety requirements. In the event of non-compliance, the NRC has the authority to impose fines or shut down nuclear plants, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.

         For information concerning a diagnostic evaluation that was completed by the NRC at the South Texas Project, the placement of the South Texas Project on the NRC's watch list and related matters, see "Results of Operations - HL&P
- - United States Nuclear Regulatory Commission (NRC) Diagnostic Evaluation of the South Texas Project" in Item 7 of this Report and Note 9(f) to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report, which note is incorporated herein by reference.

         LOW-LEVEL RADIOACTIVE WASTE. The federal Low-Level Radioactive Waste Policy Act assigns responsibility for low-level waste disposal to the states. Texas created the Texas Low-Level Radioactive Waste Disposal Authority to build and operate a low-level waste disposal facility. HL&P was assessed approximately $5.9 million in 1993 by the State of Texas for the development work on this facility and estimates that the assessment for 1994 and 1995 will be $2.2 million and $4.2 million, respectively. Texas currently has access to the low-level waste disposal facility at Barnwell, South Carolina through June 1994. Extended access beyond June will depend upon action by the governor and state legislature of South Carolina.

         HL&P has constructed a temporary low-level radioactive waste storage facility at the South Texas Project. The facility was completed in late 1992 and will be utilized for interim storage of low-level radioactive waste after access to the Barnwell facility is suspended and prior to the opening of the Texas Low-Level Radioactive Waste Site.

NUCLEAR INSURANCE AND NUCLEAR DECOMMISSIONING

         For information concerning nuclear insurance and nuclear decommissioning, see Notes 9(d) and 9(e) to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report, which notes are incorporated herein by reference.

LABOR MATTERS

         As of December 31, 1993, HL&P had 9,578 full-time employees of whom 3,715 were hourly-paid employees represented by the International Brotherhood of Electrical Workers under a collective bargaining agreement which expires on May 25, 1995.

         For a discussion of HL&P's STEP program and related employee matters, see "Results of Operations - HL&P - STEP Program" in Item 7 of this Report and
Note 18 to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report.

OPERATING STATISTICS OF HL&P


                                                                               Year Ended December 31,
                                                                 -------------------------------------------------
                                                                     1993               1992               1991
                                                                 -----------        -----------        -----------
                                                                                     (Restated)         (Restated)
Electric Energy Generated and Purchased (MWH):
   Generated - Net Station Output   . . . . . . . . . . . . .     52,939,551         51,065,016         52,346,488
   Purchased  . . . . . . . . . . . . . . . . . . . . . . . .     11,113,971         11,537,872         10,518,246
   Net Interchange  . . . . . . . . . . . . . . . . . . . . .           (282)               204                (54)
                                                                 -----------        -----------        -----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . .     64,053,240         62,603,092         62,864,680
   Company Use, Lost and Unaccounted for Energy   . . . . . .      2,903,780          2,660,704          2,663,539
                                                                 -----------        -----------        -----------
       Total Energy Sold  . . . . . . . . . . . . . . . . . .     61,149,460         59,942,388         60,201,141
                                                                 ===========        ===========        ===========

Electric Sales (MWH):
   Residential  . . . . . . . . . . . . . . . . . . . . . . .     16,953,667         16,375,400         16,978,934
   Commercial   . . . . . . . . . . . . . . . . . . . . . . .     13,083,391         12,541,636         12,501,613
   Industrial   . . . . . . . . . . . . . . . . . . . . . . .     24,686,782         24,374,284         24,250,892
   Street Lighting - Government and Municipal   . . . . . . .        112,914            110,896            109,874
                                                                 -----------        -----------        -----------
       Total Firm Retail Sales  . . . . . . . . . . . . . . .     54,836,754         53,402,216         53,841,313
   Other Electric Utilities   . . . . . . . . . . . . . . . .        223,204            243,167            506,558
                                                                 -----------        -----------        -----------
       Total Firm Sales . . . . . . . . . . . . . . . . . . .     55,059,958         53,645,383         54,347,871
   Interruptible  . . . . . . . . . . . . . . . . . . . . . .      5,748,086          5,974,203          5,304,345
   Off-System   . . . . . . . . . . . . . . . . . . . . . . .        341,416            322,802            548,925
                                                                 -----------        -----------        -----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . .     61,149,460         59,942,388         60,201,141
                                                                 ===========        ===========        ===========

Number of Customers (End of Period):
   Residential  . . . . . . . . . . . . . . . . . . . . . . .      1,278,774          1,258,556          1,238,451
   Commercial   . . . . . . . . . . . . . . . . . . . . . . .        168,284            165,241            163,054
   Industrial (Including Interruptible)   . . . . . . . . . .          1,706              1,756              1,791
   Street Lighting - Government and Municipal   . . . . . . .             82                 82                 82
   Other Electric Utilities (Including Off-System)  . . . . .             12                 10                 13
                                                                 -----------        -----------        -----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . .      1,448,858          1,425,645          1,403,391
                                                                 ===========        ===========        ===========

Operating Revenue (Thousands of Dollars):
   Residential  . . . . . . . . . . . . . . . . . . . . . . .    $ 1,578,175        $ 1,465,627        $ 1,465,403
   Commercial   . . . . . . . . . . . . . . . . . . . . . . .        994,461            926,157            882,873
   Industrial   . . . . . . . . . . . . . . . . . . . . . . .      1,190,917          1,134,601          1,109,108
   Street Lighting - Government and Municipal   . . . . . . .         24,258             23,148             21,977
                                                                 -----------        -----------        -----------
       Total Electric Revenue - Firm Retail Sales . . . . . .      3,787,811          3,549,533          3,479,361
   Other Electric Utilities   . . . . . . . . . . . . . . . .         26,154             26,834             41,136
                                                                 -----------        -----------        -----------
       Total Electric Revenue - Firm Sales  . . . . . . . . .      3,813,965          3,576,367          3,520,497
   Interruptible  . . . . . . . . . . . . . . . . . . . . . .        135,066            127,042            105,476
   Off-System   . . . . . . . . . . . . . . . . . . . . . . .          7,313              6,364              8,907
                                                                 -----------        -----------        -----------
       Total Electric Revenue . . . . . . . . . . . . . . . .      3,956,344          3,709,773          3,634,880
   Miscellaneous Electric Revenues  . . . . . . . . . . . . .        123,519            117,068             39,663
                                                                 -----------        -----------        -----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . .    $ 4,079,863        $ 3,826,841        $ 3,674,543
                                                                 ===========        ===========        ===========

Installed Net Generating Capability (KW)
  (End of Period) . . . . . . . . . . . . . . . . . . . . . .     13,679,000         13,583,000         13,583,000

Cost of Fuel (Cents per Million Btu): (1)
  Gas   . . . . . . . . . . . . . . . . . . . . . . . . . . .           221.4              192.3              161.5
  Coal  . . . . . . . . . . . . . . . . . . . . . . . . . . .           199.6              200.3              210.3
  Lignite   . . . . . . . . . . . . . . . . . . . . . . . . .           122.1              132.6              129.6
  Nuclear (1)   . . . . . . . . . . . . . . . . . . . . . . .            59.6               59.9               58.3
     Average  . . . . . . . . . . . . . . . . . . . . . . . .           195.2              171.0              161.0


(1) Both generating units of the South Texas Project were out of service from February 1993 to February 1994 when Unit No. 1 was authorized by the NRC to return to service. See "Results of Operations-HL&P-Fuel and Purchased Power Expense" in Item 7 of this Report.

BUSINESS OF KBLCOM.

GENERAL

         The cable television operations of the Company are conducted through KBLCOM and its subsidiaries. KBL Cable, a subsidiary of KBLCOM, owns and operates five cable television systems located in four states. Another subsidiary of KBLCOM owns a 50% interest in Paragon, a Colorado partnership, which in turn owns twenty systems located in seven states. KBLCOM's 50% interest in Paragon is recorded in the financial statements using the equity method of accounting. The remaining 50% interest in Paragon is owned by subsidiaries of ATC, which is a subsidiary of Time Warner Inc. ATC serves as the general manager for all but one of the Paragon systems. The partnership agreement provides that, at any time after December 31, 1993, either partner may elect to divide the assets of the partnership under certain predefined procedures set forth in the agreement. To date, neither party has initiated such procedures.

         As of December 31, 1993, KBL Cable served approximately 605,000 basic cable customers who subscribed to approximately 488,000 premium programming units. As of the same date, Paragon served approximately 932,000 basic cable customers who subscribed to approximately 542,000 premium programming units.

         The Company has engaged an investment banking firm to assist in finding a strategic partner or investor for KBLCOM in the telecommunications industry.

         Unless otherwise indicated or the context otherwise requires, all references in this section to "KBLCOM" mean KBLCOM and its subsidiaries. All references to KBL Cable mean KBL Cable and its subsidiaries, and all references to Paragon mean the Paragon partnership. All information pertaining to Paragon has been provided to KBLCOM by Paragon's managing partner, ATC, unless stated otherwise. For a discussion regarding recent developments in regulations affecting the cable television industry, see "Regulation - Rate Regulation" and "Regulation - Recent Developments in Rate Regulation" below.

CABLE TELEVISION SERVICES

         The cable television business of KBLCOM consists primarily of selling to subscribers, for a monthly fee, television programming that is distributed through a network of coaxial and fiber optic cables. KBLCOM offers its subscribers both basic services and, for an extra monthly charge, premium services. Each of the KBLCOM systems carries the programming of all three major television networks, programming from independent and public television stations and certain other local and distant (out-of-market) broadcast television stations. KBLCOM also offers to its subscribers locally produced or originated video programming, advertiser-supported cable programming (such as ESPN and CNN), premium programming (such as HBO and Showtime) and a variety of other types of programming services such as sports, family and children, news, weather and home shopping programming. As is typical in the industry, KBLCOM subscribers may terminate their cable television service on notice. KBLCOM's business is generally not considered to be seasonal.

         All of KBL Cable's systems are "addressable," allowing individual subscribers, among other things, to electronically select pay-per-view programs. Approximately 48% of KBL Cable's customers presently have converters permitting addressability. This allows KBL Cable to offer pay-per-view services for various movies, sports events, concerts and other entertainment programming.

OVERVIEW OF SYSTEMS AND DEVELOPMENT

         The KBL Cable systems are located in the areas of greater San Antonio and Laredo, Texas; Minneapolis, Minnesota; Portland, Oregon and Orange County, California. All of these systems other than the Laredo system, which is the smallest system, were built between 1979 and 1986 and have channel capacities ranging from 46 channels (San Antonio and California) to 132 channels (Minneapolis). The Laredo system was originally wired for cable in the 1960s and upgraded in 1979. It has a 42-channel capacity. Although all of these systems are considered fully built, annual capital expenditures will be required to accommodate growth within the service areas and to replace and upgrade existing equipment. Capital expenditures, which were approximately $54 million in 1993, are expected to be approximately $276 million over the 1994-1996 period. KBL Cable has projected an increase in its capital expenditures over the next three years in order to stay competitive in the increasingly complex cable environment. KBL Cable anticipates increased investments in rebuilds, fiber plant and addressable converter boxes. For additional information with respect to capital expenditures, see "Liquidity and Capital Resources - KBLCOM" in Item 7 of this Report and Note 8(b) to the Company's Consolidated Financial Statements in Item 8 of this Report.

         Paragon owns cable television systems that serve a number of cities, towns or other areas in Texas (including El Paso), Arizona, Florida (including the Tampa Bay area), New Hampshire, New York (including a portion of Manhattan), Maine and southern California (areas in Los Angeles County). Paragon made capital expenditures of approximately $54 million in 1993 and expects to make capital expenditures of approximately $200.8 million during the 1994-1996 period.

         For information regarding KBLCOM's financial results and liquidity and the financing of KBLCOM, see "Results of Operations - KBLCOM" in Item 7 of this Report and Note 4 to the Company's Consolidated Financial Statements in Item 8 of this Report.

         The following table summarizes certain information relating to the cable television systems owned by KBL Cable and Paragon:

                                                             Total
                          KBL Cable                        Paragon (1)
                       As of December 31,                As of December 31,
                 -------------------------------  -------------------------------
                    1993      1992       1991       1993       1992        1991
                 ---------  ---------  ---------  ---------  ---------  ---------
Estimated number
of homes passed
by cable(2)      1,198,000  1,176,000  1,160,000  1,575,000  1,544,000  1,513,000

Number of basic
subscribers(3)     605,000    577,000    559,000    932,000    901,000    865,000

Basic subscribers
as a percentage
of homes passed       50.5%      49.1%      48.2%      59.2%      58.4%      57.2%

Number of premium
(pay) units(4)     488,000    435,000    434,000    542,000    540,000    541,000

Premium (pay) units
as a percentage of
basic subscribers     80.7%      75.4%      77.6%      58.2%      59.9%      62.5%
- --------------------

1) A KBLCOM subsidiary has a 50% interest in Paragon. Information has been furnished by ATC, the general manager of Paragon.

2) A home is "passed by cable" if it can be connected to cable service without extension of the distribution system.

3) Basic subscribers means the sum of (i) the number of homes receiving cable services, (ii) all units in multiple dwellings which receive one bill and (iii) each commercial establishment (hotels, hospitals, etc.) less (iv) complimentary accounts.

4) Premium (or pay) units consist of the number of subscriptions to premium programming services counting, as separate subscriptions, each service received by a subscriber.

         Over the three-year period ended December 31, 1993, growth in the number of subscribers in the KBLCOM systems was achieved through marketing efforts aimed at existing homes passed by cable, population growth in the franchise areas and increased access to potential subscribers through the construction of additional distribution facilities within existing franchise areas. KBLCOM believes these same factors will contribute to continued growth. In addition, KBLCOM may, from time to time, acquire additional cable television systems. In 1993, KBL Cable acquired a small cable television system (comprising approximately 1,150 basic subscribers) which adjoined one of the existing systems. KBLCOM is also actively marketing premium programming services and intends to introduce new services as they become commercially feasible.

         On February 17, 1994, KBLCOM entered into an agreement to acquire three cable companies serving approximately 47,000 customers in the Minneapolis area. KBLCOM will acquire the stock of the companies in exchange for the issuance of common stock of the Company. The amount of common stock of the Company to be issued, currently estimated to be approximately $24 million, is dependent on the amount of liabilities assumed, currently estimated to be approximately $63 million.

         Approximately 40,000 of the cable customers served by the properties to be acquired are in the Minneapolis metropolitan area. The remaining 7,000 customers are located in small communities south and west of the metropolitan area. Closing of the transaction is subject to the satisfaction of certain conditions.

SOURCES OF REVENUES AND RATES TO SUBSCRIBERS

         For the year ended December 31, 1993, the average monthly revenue per subscriber for KBL Cable was approximately $34.43. Approximately 67% of KBL Cable's revenue was derived from monthly fees paid by subscribers for basic cable services, and 16% was derived from premium programming services. Rates to subscribers vary from system to system and in accordance with the type of service selected. As of December 31, 1993, the average monthly basic revenue per subscriber for the KBL Cable systems generally ranged from $18.36 to $23.00. As of December 31, 1993, approximately 39% of KBL Cable's customers subscribed to one or more premium channels. KBL Cable's premium units increased during 1993 and 1992; however, the premium revenue has declined during this period due to the reduction of rates. The rates have been reduced for a variety of reasons including the effect of recessionary economic conditions, value perception and competition from other forms of entertainment such as pay-per-view and home video rental. KBL Cable implemented a number of strategies designed to strengthen this service category including new packaging of premium units and multiplexing, which is the delivery of multiple channels of a premium service (with programs beginning at different times) with no change in price to the subscriber. The fourth quarter of 1993 showed results from these efforts as the premium revenues increased over the corresponding period in the prior year.

         The remainder of KBL Cable's revenues for the year ended December 31, 1993 was derived from advertising, pay-per-view services, installation fees and other ancillary services. KBL Cable's management believes, within its present markets, the sale of commercial advertising to local, regional and national advertisers, pay-per-view services and other ancillary services offer the potential for increased revenues. Advertising revenues for the year ended December 31, 1993 increased $1.4 million or 10% over the previous year while pay-per-view and the other ancillary revenues increased by $2.0 million or 8%.

         For the year ended December 31, 1993, the average monthly revenue per subscriber for the Paragon systems was approximately $30.99. Approximately 68% of Paragon's revenues was derived from monthly fees for basic services, and 19% was derived from premium services. As of December 31, 1993, the average monthly basic revenue per subscriber for the Paragon systems ranged from $18.13 to $24.10. As of December 31, 1993, approximately 31% of Paragon's customers subscribed to one or more premium channels.

FRANCHISES

         KBLCOM's cable television systems generally operate pursuant to non-exclusive franchises or permits awarded by local governmental authorities, and accordingly, other applicants may obtain franchises or permits in franchise areas served by KBLCOM. See "Regulation" below. As of December 31, 1993, KBL Cable held 56 franchises with unexpired terms ranging from under one year to approximately 18 years. A single franchise agreement with San Antonio, which expires in 2003, covered approximately 32% of KBL Cable's subscribers as of December 31, 1993. The expiration periods and approximate percentages of subscribers for KBL Cable's franchises are as follows:

                Percent of               Expiration Period
                Subscribers           of Remaining Franchises
                -----------           -----------------------
                   14%                       1994-1997
                   17%                       1998-2001
                   63%                       after 2001
                   6%                    No expiration date


         As of December 31, 1993, Paragon held 147 franchises with unexpired terms ranging from 1994 to 2010. The single largest franchise, which covers a portion of Manhattan, included more than 20% of Paragon's subscribers as of December 31, 1993. This franchise expires in 2003.

         The provisions of state and local franchises are subject to Federal regulation under the Cable Act. See "Regulation" below. Cable television franchises generally can be terminated prior to their stated expiration date under certain circumstances such as a material breach of the franchise by the cable operator. Franchises typically contain a number of provisions dealing with, among other things, minimum technical specifications for the systems; operational requirements; total channel capacity; local governmental, community and educational access; franchise fees (which range up to 5% of cable system revenues) and procedures for renewal of the franchise. Sometimes conditions of franchise renewal require improved facilities, increased channel capacity or enhanced services. One franchise, with approximately 58,000 subscribers as of December 31, 1993, held by a subsidiary of KBL Cable, provides that the city granting the franchise may, at any time, require the KBL Cable subsidiary to sell, at fair market value, its franchise and operations in the city to another cable television operator with a franchise for another portion of the city.

         KBLCOM's franchises are also subject to renewal and generally are not transferable without the prior approval of the franchising authority. In addition, some franchises provide for the purchase of the franchise under certain circumstances, such as a failure to renew the franchise. To date, KBLCOM's franchises have generally been renewed or extended upon their stated expirations, but there can be no assurance of renewal of franchises in the future.

PROGRAMMING CONTRACTS

         A substantial portion of KBLCOM's programming is obtained under contracts with terms that typically extend for more than one year. KBLCOM generally pays program suppliers a monthly fee per subscriber. Certain of these contracts have price escalation provisions.

COMPETITION

         Cable television systems experience competition from a variety of sources, including broadcast television signals, multipoint microwave distribution systems, direct broadcast satellite systems (satellite signals directly to a subscriber's satellite dish) and satellite master antenna systems (a satellite dish which receives signals and distributes them within a multiple dwelling unit). The effectiveness of such competition depends, in part, upon the quality of the signals and the variety of the programming offered over such competitive technologies and the cost thereof as compared with cable television systems. These competitive technologies are not generally subject to the same
form of local regulation that affects cable television.   Cable television
systems also compete, to varying degrees, with other communications and entertainment media such as motion picture theaters and video cassette rental stores, and such competition may increase with the development and growth of new technologies.

         It is expected that, in April 1994, two national direct broadcast satellite (DBS) systems will commence operation. These national DBS providers will compete in all KBLCOM franchise areas and it is expected that they will constitute significant new competition to such KBLCOM systems. As a result of the programming access requirements contained in the 1992 Cable Act, these two national DBS providers will have access to virtually all cable television programming services. Additionally, within the next two years, there may be significant development in the provision of "Video Dialtone" programming over telephone company facilities. This new source of competition will result from telephone companies leasing video capacity to independent programmers in KBLCOM service areas. Finally, both federal legislation and FCC proceedings are currently underway which may allow telephone companies to own and distribute their own programming over their own facilities in direct competition with cable systems. Specifically, US West has indicated, in an FCC filing, that it intends to upgrade facilities in at least one

KBLCOM service area in order to provide either Video Dialtone service or to own and distribute its own video programming services.

         KBLCOM is addressing increased competition by focusing on (i) improving customer service; (ii) carrying a greater variety of local and national programming, some of which will be available in its markets only through KBLCOM and (iii) furthering the development of the interactive use of its cable systems.

         Since KBLCOM's systems operate under non-exclusive franchises, other companies may obtain permission to build cable television systems in areas where KBLCOM presently operates. A 1986 United States Supreme Court decision has raised questions regarding the constitutionality of the cable television franchising process. The decision requires lower courts to decide whether, in areas where more than one cable operator can be physically accommodated by local utilities, franchising authorities may refuse to grant more than one franchise to serve that area. No prediction can be made at this time as to whether additional franchises will be granted to any competitors, or if granted and a cable television system is constructed, what the impact on KBLCOM and the Company might be.

         KBLCOM competes with a variety of other media in the sale of advertising time on its cable television systems.

REGULATION

         Cable television is subject to regulation at the federal, local and, in some cases, state level.

         In October 1992, the 1992 Cable Act became law. The 1992 Cable Act expands the scope of cable industry regulation beyond that imposed by the Cable Act. The following are new and significant areas of regulation imposed by the 1992 Cable Act as interpreted by the FCC.

         RATE REGULATION. Under the 1992 Cable Act, virtually all of the Company's cable systems are subject to rate regulation. The 1992 Cable Act mandates that the FCC establish rate standards and procedures governing regulation of basic cable service rates. Franchising authorities may certify to the FCC that they will follow the FCC standards and procedures in regulating basic rates, and once such certification is made, the franchising authorities will assume such rate regulation authority over basic rates. The 1992 Cable Act also requires that the FCC, upon complaint from a franchising authority or a cable subscriber, review the reasonableness of rates for additional tiers of cable service. Only rates for premium pay channels, single-event, pay-per-view services and a la carte (pay-per-channel) services are excluded entirely from rate regulation.

         Pursuant to the congressional directive in the 1992 Cable Act, the FCC issued rules implementing, among other things, the provisions of the 1992 Act establishing rate standards and procedures governing regulation of cable television services.

         Prior to the release of its rate regulation rules, the FCC entered an order, effective April 5, 1993, freezing rates for all cable television services, other than premium and pay-per-view services, for 120 days (Rate Freeze Order). Under the Rate Freeze Order, the rate frozen is the average monthly subscriber rate for non-premium cable services for the most recent billing cycle ending prior to April 5, 1993.

The Rate Freeze Order was subsequently extended by the FCC through May 15,
1994.

         On May 3, 1993, the FCC issued its rate regulation rules (Rate Rule), which became effective on September 1, 1993. The Rate Rule relies primarily on a "benchmark" approach. Current rates charged by cable operators are to be evaluated initially against "competitive benchmark" rate formulas established by the FCC based upon a nationwide cable rate survey previously conducted by the FCC. At that time, the FCC estimated that, on average, the cable industry's existing rates exceed its "benchmark" levels by approximately 10%, and that up to 75% of all cable television systems have rates which exceed applicable benchmarks. Under the Rate Rule, if a cable system's rates exceed the applicable benchmark, the cable operator can be required to reduce its rates to the higher of (i) a level 10% below the level that existed as of September 30, 1992 or (ii) the applicable benchmark. For additional information regarding rate reductions, see the discussion regarding the FCC's announcement of further changes in the Rate Rule in "Recent Developments in Rate Regulation" below.

         The benchmarks published in the Rate Rule vary depending on the size of cable systems, the total number of channels subject to regulation and the total number of channels which contain satellite-delivered programming. Using the benchmark tables published in the Rate Rule, the cable operator calculates a permitted monthly "per channel/per subscriber" charge. In making this calculation, the operator must include all revenues it derives from the lease of equipment to customers, such as converters, remote control devices and additional outlets, and installation services, such as installation fees, disconnect fees, reconnect fees and tier change fees, during the operator's last fiscal year.

         The benchmark tables apply to both basic cable services and the tier services, known in the 1992 Act as "cable programming services". Once calculated, the same monthly per channel/per subscriber rate applies to all regulated channels. In addition, once calculated and approved by the applicable regulating authority, this benchmark rate functions as a price cap. In the future, rates for regulated channels must remain at or below this benchmark rate, adjusted for inflation measured on the gross national product-price index (GNP-PI) published by the United States government. Certain limited "external" costs beyond the cable operator's control, such as franchise fees or program license fee increases which exceed the level of GNP-PI inflation, can be charged directly through to cable consumers.

         Under the Rate Rule, a cable operator which believes that the benchmark approach produces a rate which does not adequately cover its actual costs can choose to defend its current rates in a cost-of-service hearing before the applicable regulating authority. Election of this cost-of-service mode of rate regulation preempts the application of the benchmark approach and may result in rates for regulated channels below the indicated benchmark levels.

         On July 15, 1993, the FCC adopted a notice of proposed rulemaking requesting comment on the substance of, and the procedure for the cost-of-service mode of rate regulation. For additional information regarding the cost-of-service mode of rate regulation, see the discussion regarding the FCC's announcement of interim cost-of-service standards (Interim COS Standards) in "Recent Developments in Rate Regulation" below.

         The Rate Rule implements the requirement in the 1992 Act that local franchising authorities have the opportunity to regulate rates for basic cable service, defined as that level of service containing all local broadcast channels, all public, educational and governmental access channels and all equipment used to receive that level of service. In order for a local franchising authority to exercise regulatory authority under the Rate Rule, the local franchising authority must seek certification from the FCC. A local franchising authority must, among other things, represent in its application to the FCC that it will follow all provisions of the Rate Rule. Certification will be granted no earlier than 30 days after the date the local franchising authority's application is filed with the FCC.

        The 1992 Cable Act and the Rate Rule vest regulatory authority regarding regulation of cable programming services with the FCC. The FCC's regulatory authority must be triggered, if at all, by the filing of a complaint concerning a cable operator's rate for cable programming service tier(s). Both local franchising authorities and subscribers may file such rate complaints.

         The Rate Rule defines a new rate standard for commercial leased channels on a cable system. Under this standard, the FCC will allow the cable operator to charge a rate equal to the highest equivalent value which the operator could otherwise secure by distributing commercial programming of its own choice on that channel.

         The FCC order establishing the September 1, 1993 effective date for the Rate Rule preempted all local, state and federal advance notice requirements, thus permitting KBLCOM to restructure its rates and service offerings up until September 1, 1993 without prior notice to subscribers.
Local franchise authorities with jurisdiction over KBLCOM's franchises covering significant numbers of cable television subscribers have given KBLCOM notice that they have obtained, or are seeking, certification from the FCC to regulate basic service level rates.

         RECENT DEVELOPMENTS IN RATE REGULATION. On February 22, 1994, the FCC announced further changes in the Rate Rule in several Executive Summaries. The Commission stated that it has determined that the differential between average cable system rates and rates charged by cable systems in markets with effective competition is 17%, rather than 10% as stated in the Rate Rule. Therefore, the FCC will issue revised benchmark formulas which will produce lower benchmarks, effective on May 15, 1994 (Revised Benchmarks). At that time, cable operators will be required to reduce their rates for regulated services by 17% below the level in effect in September 1992, or to the new benchmark, whichever is higher. The FCC stated that the Revised Benchmarks will require approximately 90% of all cable operators to reduce their regulated rates by about an additional 7% from their current rate levels.

         In announcing the Revised Benchmarks, the FCC stated that they would apply prospectively. Therefore, the existing Rate Rule governs regulated rates from September 1, 1993 until May 15, 1994, while the Revised Benchmarks will govern regulated rates effective May 15, 1994.

         The FCC also announced new criteria for determining whether a la carte carriage of previously regulated channels was valid under the 1992 Cable Act. Among other criteria, the FCC stated it will look to: (1) whether a la carte carriage avoids a rate reduction that would otherwise have been required under the FCC's rules; (2) whether an entire tier of regulated services has been converted to a la carte carriage; (3) whether the services involved have been traditionally offered a la carte; (4) whether there is a significant equipment charge to order a la carte services rather than a discounted package of such services; (5) whether the individual subscriber is able to select the channels which comprise the a la carte package and (6) how significantly the package of a la carte services is discounted from the per channel charges for those services. A la carte packages which are found to evade rate regulation rather than enhance subscriber choice will be treated as regulated tiers, and operators engaging in such practices may be subject to sanctions.

        The FCC also announced, in an Executive Summary, its Interim COS Standards. Under the Interim COS Standards which the FCC characterized as based upon principles similar to those which govern rate regulation of telephone companies, cable operators facing "unusually" high costs, may recover through their regulated rates, their normal operating expenses and a "reasonable" return on investment. The FCC provided, in the Executive Summary, that the presumptive permissible rate of return on investment under the Interim COS Standard is 11.25%. The FCC presumptively excluded acquisition costs above book value from the rate base because such "excess acquisition costs" represent the value of the monopoly rents the acquirer expected to earn during the period when an acquired cable system was effectively an unregulated monopoly. The FCC further stated that it will, under certain unspecified circumstances, allow cable operators to rebut this presumption excluding "excess acquisition costs."

         Under the Interim COS Standards, cable operators which opt for the cost-of-service approach may make such filings only once every two years. The FCC also announced a streamlined cost-of-service procedure under which cable systems regulated under the Revised Benchmarks will be allowed to recover a share of system upgrade costs, offset for savings in operating expenses due to efficiencies gained by the upgrade.

         While KBLCOM believes that the Revised Benchmarks will impose some further reduction in rates and new obligations which are burdensome and will increase KBLCOM's costs of doing business, it is impossible to assess the detailed impact of the Revised Benchmarks on KBLCOM until the FCC completes and issues the actual text of its rules on the Revised Benchmarks and the Interim COS Standards.

         MUST CARRY/RETRANSMISSION CONSENT. The 1992 Cable Act specified certain rights for mandatory carriage on cable systems for local broadcast stations, known as must-carry rights. As an alternative, local broadcast stations were authorized to elect retransmission consent rights.

         Under the must carry option, a cable operator can be compelled to allocate up to one-third of its channel capacity for carriage of local commercial broadcast television stations. In addition, a cable operator can also be required to allocate up to three additional channels to local non-commercial broadcast television stations. Such non-commercial broadcasters do not have the retransmission consent option under the 1992 Cable Act.

         Under the retransmission consent option, a local commercial broadcasters can require a cable operator to make payments as a condition to granting its consent for the carriage of the broadcast station's signal on the cable system. Established "super stations" are exempted from this provision.

         On March 29, 1993, the FCC issued its rules clarifying and implementing the must carry/retransmission consent portions of the 1992 Cable Act (Must
Carry Rule). By June 17, 1993, the deadline specified by the Must Carry Rule, approximately 40% of the local broadcasters in KBL Cable's markets elected retransmission consent. According to the terms of the 1992 Cable Act and the Must Carry Rule, if the local commercial broadcast stations that had elected retransmission consent rights had not granted such consent by October 6, 1993, KBL Cable was required to remove them from carriage on the relevant cable system. To date, all local broadcast stations having elected retransmission consent rights have granted to KBL Cable their consent to carriage at no material cost to KBL Cable. Paragon has also reached retransmission consent agreements with all of the local broadcast affiliates in its service areas.

         A challenge to the Must Carry portion of the 1992 Cable Act is presently pending in the Supreme Court of the United States, Turner Broadcasting System, Inc., et al. v. Federal Communications Commission, et al., No. 93-44. Appellants argue that the Must Carry provisions violate their rights under the First Amendment of the United States Constitution. The Supreme Court has heard oral argument, and a decision is expected by the end of June 1994.

         BUY-THROUGH PROHIBITION. The 1992 Cable Act prohibits cable systems which have addressable technology and addressable converters in place from requiring cable subscribers to purchase service tiers above basic as a condition to purchasing premium channels, such as HBO or Showtime. If cable systems do not have such addressable technology or addressable converters in place, they are given up to ten years to comply with this provision.

         PROGRAMMING ACQUISITION. The 1992 Cable Act directs the FCC to promulgate regulations regarding the sale and acquisition of cable programming between cable operators and programming services in which the cable operator has an attributable interest. The legislation and the subsequent FCC regulations will preclude most exclusive programming contracts, will limit volume discounts that can be offered to affiliated cable operators and will generally prohibit cable programmers from providing terms and conditions to affiliated cable operators that are more favorable than those provided to unaffiliated operators. Furthermore, the 1992 Cable Act requires that such cable programmers make their programming services available to competing video technologies, such as multi-channel, microwave distribution systems and direct broadcast satellite systems on terms and conditions that do not discriminate against such competing technologies.

         PROGRAMMING CARRIAGE AGREEMENTS. The 1992 Cable Act requires the FCC to adopt regulations that will prohibit cable operators from (1) requiring ownership of a financial interest in a program service as a condition to carriage of such service, (2) coercing exclusive rights in a programming service or (3) favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete.

         OWNERSHIP RESTRICTIONS. The 1992 Cable Act requires the FCC to (1) prescribe rules and regulations establishing reasonable limits on the number of cable subscribers a person is authorized to reach through cable systems owned by such person, or in which such person has an attributable interest; (2) prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that can be occupied by a video programmer in which a cable operator has an attributable interest and (3) consider the necessity and appropriateness of imposing limitations on the degree to which multi-channel video programming distributors may engage in the creation or production of video programming. Additionally, cable operators are prohibited from selling a cable system within three years of acquisition or construction of such cable system.

         CUSTOMER SERVICE/TECHNICAL STANDARDS. The 1992 Cable Act requires the FCC to promulgate regulations establishing minimum standards for customer service and technical system performance. Franchising authorities are allowed to enforce stricter customer service requirements than the standards so promulgated by the FCC.

         The majority of the provisions of the Cable Act remain in place. The Cable Act continues to: (a) restrict the ownership of cable systems by prohibiting cross-ownership by a telephone company within its operating area and cross-ownership by local television broadcast station owners; (b) require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties;
(c) permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and governmental access; (d) limit the amount of fees required to be paid by the cable operator to franchise authorities to a maximum of 5% of annual gross revenues; (e) grant cable operators access to public rights of way and utility easements; (f) establish a federal privacy policy regulating the use of subscriber lists and subscriber information; (g) establish civil and criminal liability for unauthorized reception or interception of programming offered over a cable television system or satellite delivered service; (h) authorize the FCC to preempt state regulation of rates, terms and conditions for pole attachments unless the state has issued effective rules; (i) require the sale or lease to subscribers of devices enabling them to block programming considered offensive and (j) contain provisions governing cable operators' compliance with equal employment opportunity requirements.

         The 1992 Cable Act, together with the Cable Act, creates a comprehensive regulatory framework for cable television. Violation by a cable operator of the statutory provisions or the rules and regulations of the FCC can subject the operator to substantial monetary penalties and other significant sanctions. While many of the specific obligations imposed on cable television systems under the 1992 Cable Act are complex, burdensome and will increase KBLCOM's costs of doing business, it is impossible to assess the detailed impact of the 1992 Cable Act, other than the Rate Rule and the Must Carry Rule on KBLCOM.

         Telephone companies continue in their efforts to repeal legislative prohibitions against their ownership of cable television systems. At this time, RBOCs are still prohibited by the Cable Act from owning or operating a cable television system within their service areas. However, in a decision rendered in The Chesapeake and Potomac Telephone Company of Virginia, et al. v. United States, et al., No. 92-1751-A, on August 24, 1993, the U. S. District Court for the Eastern District of Virginia ruled that the portion of the Cable Act prohibiting subsidiaries of Bell Atlantic from owning a cable television system within their service areas violated the First Amendment to the United States Constitution. The court, in subsequent rulings, refused to extend its ruling to other RBOCs and refused to stay its decision pending appeal. As a consequence, the Bell Atlantic subsidiaries can engage in the cable television business, including owning cable television systems, despite the Cable Act's language. A final affirmation of the court's decision could result in additional direct competition for KBLCOM. No prediction can be made at this time concerning the impact, if any, of this decision on KBLCOM and the Company. Any changes to the ownership prohibitions could result in additional direct competition for KBLCOM.

         FINANCIAL IMPACT ON KBLCOM. KBLCOM's responses to the Rate Rule included, among other things, restructuring of certain program offerings, a reduction in rates for services regulated according to the Rate Rule and an increase in rates for programming services previously offered in the basic service or cable programming service tier which are not subject to rate regulation and for which fees will be charged on a per-channel basis. KBLCOM estimates that revenues in 1993 from its owned and operated cable systems were reduced by approximately $6.8 million. A large portion of this decrease in revenues is derived from a reduction in revenue from additional outlets.
There can be no assurance at this time, however, that the reaction of customers to these changes will continue, and variations in such matters could change the financial impact on KBLCOM. For information regarding the impact of the Cable Act regulations on KBLCOM's financial condition and results of operation, see "KBLCOM - Financial Impact on KBLCOM" in Item 7 of this Report.

EMPLOYEES

         Excluding employees of Paragon, KBLCOM had 1,581 full-time employees as of December 31, 1993, none of whom are represented by a union.

         As of December 31, 1993, Paragon had 1,820 full-time employees of whom 583 were represented by unions.

BUSINESSES OF OTHER SUBSIDIARIES.

HI ENERGY

         HI Energy was recently organized by the Company to participate in domestic and foreign power generation projects and to invest in the privatization of foreign electric utilities. HI Energy is actively engaged in the evaluation of several such projects, but has not yet committed significant financial or other resources to any single project.

HOUSTON ARGENTINA

         Houston Argentina, a subsidiary of the Company located in Buenos Aires, Argentina, acquired a 32.5% interest in Compania de Inversiones en Electricidad S.A. (COINELEC), an Argentine holding company which acquired, in December 1992, a 51% interest in Empresa Distribuidora La Plata S.A. (EDELAP), an electric utility company operating in La Plata, Argentina and surrounding areas. Houston Argentina's share of the purchase price was $37.4 million in cash. Subsequent to the acquisition, the generating assets of EDELAP were transferred to Central Dique S.A., an Argentine corporation, 51% of the stock of which is owned by COINELEC. Houston Argentina provides technical and managerial service to EDELAP and Central Dique S.A.

UTILITY FUELS

         On October 8, 1993, Utility Fuels, the Company's coal supply subsidiary, was merged into HL&P. The Company's consolidated financial statements have been reclassified, and HL&P's financial statements have been restated to reflect the merger. See Note 1(b) to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report. Prior to the merger, Utility Fuels provided coal and lignite purchasing, transportation and handling services to HL&P. For information with respect to HL&P's sources of coal and lignite, see "Business of HL&P - Fuel - Coal and Lignite Supply."

REGULATION OF THE COMPANY.

FEDERAL

         1935 ACT. The Company is a holding company as defined in the 1935 Act. It is exempt from regulation under the 1935 Act except with respect to the acquisition of certain voting securities of other domestic public utility companies and holding companies. The Company's exemption is based upon the intrastate character of the operations of its public utility subsidiary, HL&P, and the filing with the SEC of an annual exemption statement pursuant to
Section 3(a)(1) of the 1935 Act and Rule 2 thereunder. The SEC is authorized by the 1935 Act and by its own rules to deny or terminate such an exemption upon a determination that it is detrimental to the public interest or to the interest of investors or consumers. Based on past SEC policy, there may be limits on the extent to which the Company and its non-utility subsidiaries may engage in non-utility activity without affecting the Company's exempt status. The Company has no present intention, however, of becoming a registered holding company subject to regulation by the SEC under the 1935 Act.

         The Energy Act, which amended the 1935 Act, provides that, subject to certain conditions, foreign utility companies are exempt from the provisions of the 1935 Act and will not be deemed to be "public utility companies" under the 1935 Act. For information with respect to the Energy Act, see "Business of HL&P - Competition" and "Business of HL&P - Regulatory Matters" and Note 8(a) to the Company's and HL&P's Financial Statements in Item 8 of this Report.

STATE

         The Company is not subject to regulation by the Utility Commission under PURA or by the incorporated municipalities served by HL&P. Those regulatory bodies do, however, have authority to review accounts, records and contracts relating to transactions by HL&P with the Company and its other subsidiaries. The exemption for foreign utility affiliates of the Company from regulation under the 1935 Act as "public utility companies" is dependent upon certification by the Utility Commission to the SEC to the effect that it has the authority to protect HL&P's ratepayers from any adverse consequences of the Company's investment in foreign utilities and that it intends to exercise its authority. The Utility Commission provided to the SEC such certification at the time of the Company's acquisition of an indirect interest in an Argentine utility company. The certification is subject, however, to being revised or withdrawn by the Utility Commission as to any future acquisition.

                     EXECUTIVE OFFICERS OF THE COMPANY (1)
                              AS OF MARCH 1, 1994

                                                   Officer
            Name                        Age(2)      Since        Business Experience 1989-1993 and Positions
- ---------------------------             ------     -------       --------------------------------------------
Don D. Jordan..............               61         1976        Chairman and Chief Executive        1993-
                                                                   Officer and Director
                                                                 Chairman and Chief Executive        1989-
                                                                   Officer and Director - HL&P
                                                                 Chairman, President and Chief       1990-1993
                                                                   Executive Officer and Director
                                                                 President and Chief Executive       1989-1990
                                                                   Officer and Director

Don D. Sykora..............               63         1977        President and Chief Operating       1993-
                                                                   Officer and Director
                                                                 Vice President and Director         1989-1993
                                                                 President and Chief Operating       1989-1993
                                                                   Officer and Director - HL&P

Raymond J. Snokhous........               64         1983        Senior Vice President -             1990-
                                                                   Governmental and Regulatory
                                                                   Affairs
                                                                 Group Vice President -              1989-1990
                                                                   External Affairs - HL&P

William A. Cropper.........               54         1983        Vice President and Treasurer        1989-

Lee W. Hogan...............               49         1990        Vice President                      1993-
                                                                 President and Chief Operating       1993-
                                                                   Officer - HI Energy
                                                                 Group Vice President -              1990-1993
                                                                   External Affairs - HL&P
                                                                 President and Chief Executive       1989-1990
                                                                   Officer - Greater Houston
                                                                   Partnership

Hugh Rice Kelly............               51         1984        Vice President, General Counsel     1989-
                                                                   and Corporate Secretary
                                                                 Senior Vice President,              1989-
                                                                   General Counsel and
                                                                   Corporate Secretary - HL&P

R. Steve Letbetter.........               45         1978        Vice President                      1993-
                                                                 President and Chief                 1993-
                                                                   Operating Officer - HL&P
                                                                 Group Vice President -              1989-1993
                                                                   Finance and Regulatory
                                                                   Relations - HL&P

Stephen W. Naeve...........               46         1988        Vice President - Strategic          1993-
                                                                   Planning and Administration
                                                                 Vice President - Corporate          1990-1993
                                                                   Planning and Treasurer - HL&P
                                                                 Vice President - Corporate          1989-1990
                                                                   Planning - HL&P

Gary G. Weik...............               47         1989        Vice President                      1990-
                                                                 President and Chief Operating       1989-
                                                                   Officer - KBLCOM

Mary P. Ricciardello.......               38         1993        Comptroller                         1993-
                                                                 Assistant Corporate Secretary       1990-1993
                                                                   and Assistant Treasurer - HL&P
                                                                 Division Manager - HL&P             1989-1990

- -----------------

(1) All of the officers have been elected to serve until the annual meeting of the Board of Directors scheduled to occur on May 4, 1994 and until their successors qualify.
(2)    At December 31, 1993.

                       EXECUTIVE OFFICERS OF HL&P (1)(2)
                              AS OF MARCH 1, 1994



                                                   Officer
            Name                        Age(3)      Since        Business Experience 1989-1993 and Positions
- ---------------------------             ------     -------       -------------------------------------------
Don D. Jordan..............               61         1971        Chairman and Chief Executive        1989-
                                                                  Officer and Director

R. Steve Letbetter.........               45         1978        President and Chief Operating       1993-
                                                                  Officer
                                                                 Group Vice President - Finance      1989-1993
                                                                  and Regulatory Relations

William T. Cottle.........                48         1993        Group Vice President - Nuclear      1993-
                                                                 Vice President - Operations -       1989-1993
                                                                  Grand Gulf Nuclear Station,
                                                                  Entergy Operations, Inc.

Jack D. Greenwade..........               54         1982        Group Vice President - Operations   1990-
                                                                 Senior Vice President and Chief     1989
                                                                  Operating Officer - KBLCOM

Hugh Rice Kelly............               51         1984        Senior Vice President, General      1989-
                                                                  Counsel and Corporate Secretary

David M. McClanahan........               44         1986        Group Vice President - Finance      1993-
                                                                  and Regulatory Relations
                                                                 Senior Vice President and Chief     1991-1993
                                                                  Financial Officer - KBLCOM
                                                                 Vice President, Finance and         1991
                                                                  Administration - KBLCOM
                                                                 Vice President and Comptroller      1989-1991
                                                                  - HII

Robert L. Waldrop..........               46         1988        Group Vice President - External     1993-
                                                                  Affairs
                                                                 Vice President - Public and         1992-1993
                                                                  Customer Relations
                                                                 Vice President - Public Affairs     1989-1992

Ken W. Nabors..............               50         1986        Vice President and Comptroller      1993-
                                                                 Comptroller - HII                   1990-1993
                                                                 Treasurer - HL&P                    1989-1990

- -----------------

(1) All of the officers have been elected to serve until the annual meeting of the Board of Directors scheduled to occur on May 4, 1994 and until their successors qualify.
(2) For the purposes of the requirements of this Report, the HL&P officers listed may also be deemed to be executive officers of the Company.
(3)    At December 31, 1993.

ITEM 2.  PROPERTIES.

         The Company considers its property and the property of its subsidiaries to be well maintained, in good operating condition and suitable for their intended purposes.

HL&P

         All of HL&P's electric generating stations and all of the other operating property of HL&P are located in the State of Texas.

         ELECTRIC GENERATING STATIONS. As of December 31, 1993, HL&P owned eleven electric generating stations (61 generating units) with a combined turbine nameplate rating of 13,425,868 KW, including a 30.8% interest in one station (two units) with a combined turbine nameplate rating of 2,623,676 KW.

         SUBSTATIONS. As of December 31, 1993, HL&P owned 204 major substations (with capacities of at least 10.0 Mva) having a total installed rated transformer capacity of 55,257 Mva (exclusive of spare transformers), including a 30.8% interest in one major substation with an installed rated transformer capacity of 3,080 Mva.

         ELECTRIC LINES-OVERHEAD. As of December 31, 1993, HL&P operated 24,084 pole miles of overhead distribution lines and 3,569 circuit miles of overhead transmission lines including 534 circuit miles operated at 69,000 volts, 2,005 circuit miles operated at 138,000 volts and 1,030 circuit miles operated at 345,000 volts.

         ELECTRIC LINES-UNDERGROUND. As of December 31, 1993, HL&P operated 7,840 circuit miles of underground distribution lines and 12.6 circuit miles of underground transmission lines including 8.1 circuit miles operated at 138,000 volts and 4.5 circuit miles operated at 69,000 volts.

         GENERAL PROPERTIES. HL&P owns various properties including division offices, service centers, telecommunications equipment and other facilities used for general purposes.

         TITLE. The electric generating plants and other important units of property of HL&P are situated on lands owned in fee by HL&P. Transmission lines and distribution systems have been constructed in part on or across privately owned land pursuant to easements or on streets and highways and across waterways pursuant to authority granted by municipal and county permits, and by permits issued by state and federal governmental authorities. Under the laws of the State of Texas, HL&P has the right of eminent domain pursuant to which it may secure or perfect rights-of-way over private property, if necessary.

         The major properties of HL&P are subject to liens securing its long-term debt, and title to some of its properties are subject to minor encumbrances and defects, none of which impairs the use of such properties in the operation of its business.

KBLCOM

         The principal tangible assets (other than real estate) relating to KBLCOM's cable television operations consist of operating plant and equipment for each of its cable television systems. These include signal receiving apparatus, "headend" facilities, coaxial and fiber optic cable or wire and related electronic equipment over which programming and data are distributed, and decoding converters attached to subscribers' television receivers. The signal receiving apparatus typically includes a tower, antennae, ancillary electronic equipment and earth stations for reception of video, audio and data signals transmitted by satellite. Headend facilities, which consist of associated electronic equipment necessary for the reception, amplification, switching and modulation of signals, are located near the signal receiving apparatus and control the programming and data signals distributed on the cable system. For certain information with respect to property owned directly or indirectly by KBLCOM, see "Business of KBLCOM" in Item 1 of this Report.

OTHER SUBSIDIARIES

         For certain information with respect to property owned directly or indirectly by the other subsidiaries of the Company, see "Businesses of Other Subsidiaries" in Item 1 of this Report.

ITEM 3.  LEGAL PROCEEDINGS.

         For a description of certain legal and regulatory proceedings affecting the Company and its subsidiaries, see Notes 9 through 12 to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report, which notes are incorporated herein by reference.

         In August 1993, HL&P entered into a Consent Agreement with the EPA that resolved three Administrative Orders issued by the EPA in 1991 and 1992 regarding alleged violations of certain provisions of the Clean Water Act at Limestone during the period 1989 through 1992. Pursuant to the Consent Agreement, HL&P, while neither admitting nor denying the allegations contained in the complaint, agreed to pay the EPA $87,500. On August 29, 1991, the EPA issued an Administrative Order related to alleged noncompliance at W. A. Parish. HL&P has taken action to address the issues cited by the EPA and believes them to be substantially resolved at this time.

         From time to time, HL&P sells equipment and material it no longer requires for its business. In the past, some purchasers may have improperly handled the material, principally through improper disposal of oils containing PCBs used in older transformers. Claims have been asserted against HL&P for clean-up of environmental contamination as well as for personal injury and property damages resulting from the purchasers' alleged improper activities. Although HL&P has disputed its responsibility for the actions of such purchasers, HL&P has, in some cases, participated in or contributed to the remediation of those sites. Such undertakings in the past have not required material expenditures by HL&P. In 1990, HL&P, together with other companies, participated in the clean-up of one such site. Three suits have been brought against HL&P and a number of other parties for personal injury and property damages in connection with that site and its cleanup. In two of the cases, Dumes, et al. vs. Houston Lighting & Power Company, et al., pending in the United States District Court for the Southern District of Texas, Corpus Christi Division, and Trevino, et al. vs. Houston Lighting & Power Company, et al., pending before the 117th District Court of Nueces County, Texas, landowners near the site are seeking damages primarily for lead contamination to their property. A third lawsuit, Holland vs. Central Power and Light Company, et al., involving an allegation of exposure to PCBs disposed of at the site, was dismissed pursuant to a settlement agreement entered into by the parties in
July 1993.  The terms of the settlement were not material.   In all these
cases, HL&P has disputed its responsibility for the actions of the disposal site operator and whether injuries or damages occurred. In addition, Gulf States has filed suit in the United States District Court for the Southern District of Texas, Houston Division, against HL&P and two other utilities concerning another site in Houston, Texas, which allegedly has been contaminated by PCBs and which Gulf States has undertaken to remediate pursuant to an EPA order. Gulf States seeks contribution from HL&P and the other utilities for Gulf States' remediation costs. HL&P does not currently believe that it has any responsibility for that site, and HL&P has not been determined by the EPA to be a responsible party for that site. Discovery is underway in all these pending cases and, although their ultimate outcomes cannot be predicted at this time, HL&P and the Company believe, based on information currently available, that none of these cases will result in a material adverse effect on the Company's or HL&P's financial condition or results of operations.

         For information with respect to the EPA's identification of HL&P as a "potentially responsible party" for remediation of a CERCLA site adjacent to one of HL&P's transmission lines in Harris County, see "Liquidity and Capital Resources - HL&P - Environmental Expenditures" in Item 7 of this Report, which information is incorporated herein by reference.

        HL&P and the other owners of the South Texas Project have filed suit against Westinghouse in the District Court for Matagorda County, Texas (Cause No. 90-S-0684-C), alleging breach of warranty and misrepresentation in connection with the steam generators supplied by Westinghouse for the South Texas Project. In recent years, other utilities have encountered stress corrosion cracking in steam generator tubes in Westinghouse units similar to those supplied for the South Texas Project. Failure of such tubes can result in a reduction of plant efficiency, and, in some cases, utilities have replaced their steam generators. During an inspection concluded in the fall of 1993, evidence was found of stress corrosion cracking consistent with that encountered with Westinghouse steam generators at other facilities, and a small number of tubes were found to require plugging. To date, stress corrosion cracking has not had a significant impact on operation of either unit; however, the owners of the South Texas Project have approved remedial operating plans and have undertaken expenditures to minimize and delay further corrosion. The litigation, which is in discovery, seeks appropriate damages and other relief from Westinghouse and is currently scheduled for trial in the fall of 1994. No prediction can be made as to the ultimate outcome of that litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of security holders during the fourth quarter of 1993.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The Company's Common Stock, which at February 1, 1994 was held of record by approximately 70,730 shareholders, is listed on the New York, Chicago (formerly Midwest) and London Stock Exchanges (symbol: HOU). The following table sets forth the high and low sales prices of the Common Stock on the composite tape during the periods indicated, as reported by The Wall Street Journal, and the dividends declared for such periods. Third quarter 1993 includes two quarterly dividends of $.75 per share due to a change in the timing of the Company's Board of Directors' declaration of dividends. Dividend payout was $3.00 per share for 1993. The dividend declared during the fourth quarter of 1993 is payable in March 1994.

                                 Market Price           Dividend
                              -------------------     Declared per
                                High       Low           Share
                              --------   --------     ------------
1993
First Quarter                                            $0.75
  January 8                               $44 3/4
  February 4                   $48 3/4

Second Quarter                                           $0.75
  April 15                     $48 3/8
  June 22                                 $42 1/2

Third Quarter                                            $1.50
  July 6                                  $43 3/8
  August 31                    $47 1/8

Fourth Quarter                                           $0.75
  November 2                   $49 3/4
  November 30                             $44 3/4

1992
First Quarter                                            $0.74
  January 2                    $44 3/8
  February 24                             $40 1/8

Second Quarter                                           $0.74
  April 8                                 $42
  May 5                        $44 3/4

Third Quarter                                            $0.75
  August 3                     $46 7/8
  August 26                               $43 3/8

Fourth Quarter                                           $0.75
  October 7                               $42 1/2
  December 23                  $46 7/8

         On December 31, 1993, the consolidated book value of the Company's common stock was $25.06 per share, and the closing market price was $47.63 per share.

         There are no contractual limitations on the payment of dividends on the common stock of the Company or on the common stock of the Company's subsidiaries other than KBL Cable. Restrictions on distributions and other financial covenants in KBL Cable credit agreements and other debt instruments affecting KBL Cable will effectively prevent the payment of common stock dividends by these subsidiaries for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA OF THE COMPANY

    The following table sets forth selected financial data with respect to the Company's consolidated financial condition and consolidated results of operations and should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere herein.


                                                         (Thousands of Dollars, except per share amounts)
                                                                      Year Ended December 31,
                                              -----------------------------------------------------------------------
                                                  1993           1992          1991           1990            1989
                                              -----------    -----------   -----------    -----------     -----------
Revenues (1)  . . . . . . . . . . . . . .     $ 4,323,930    $ 4,062,099   $ 3,898,454    $ 3,668,575     $ 3,269,168
                                              -----------    -----------   -----------    -----------     -----------
Income before cumulative effect of
  change in accounting  . . . . . . . . .     $   416,036    $   340,487   $   416,754    $   342,789     $   413,452
Cumulative effect of change in
  accounting (2)  . . . . . . . . . . . .                         94,180                     (219,718)
                                              -----------    -----------   -----------    -----------     -----------
Net income  . . . . . . . . . . . . . . .     $   416,036    $   434,667   $   416,754    $   123,071     $   413,452
                                              ===========    ===========   ===========    ===========     ===========
Earnings per share before cumulative
  effect of change in accounting  . . . .     $      3.20    $      2.63   $      3.24    $      2.70     $      3.32
Cumulative effect of change in
  accounting (2)  . . . . . . . . . . . .                            .73                        (1.73)
                                              -----------    -----------   -----------    -----------     -----------
Earnings per share  . . . . . . . . . . .     $      3.20    $      3.36   $      3.24    $       .97     $      3.32
                                              ===========    ===========   ===========    ===========     ===========
Cash dividends declared
  per common share (3)  . . . . . . . . .     $      3.75    $      2.98   $      2.96    $      2.96     $      2.96
Return on average common
  equity  . . . . . . . . . . . . . . . .           12.8%          13.4%         12.7%           3.6%           11.7%
Ratio of earnings to fixed
  charges before cumulative effect
  of change in accounting (4)   . . . . .            2.44           1.99          2.11           1.91            2.19



At Year-End:
  Book value per common
    share   . . . . . . . . . . . . . . .     $     25.06    $     25.36   $     24.96    $     26.76     $     29.05
  Market price per common
    share   . . . . . . . . . . . . . . .     $     47.63    $     45.88   $     44.25    $     36.75     $     35.00
  Market price as a percent
    of book value   . . . . . . . . . . .            190%           181%          177%           137%            120%


At Year-End:
  Total assets (1)  . . . . . . . . . . .     $12,230,177    $12,421,667   $12,171,677    $12,047,506     $11,697,213
  Long-term obligations including
    current maturities (1)(5)   . . . . .     $ 4,465,540    $ 4,984,530   $ 5,302,564    $ 4,972,675     $ 4,986,613
  Capitalization:
    Common stock equity   . . . . . . . .             40%            38%           37%            39%             41%
    Cumulative preferred
      stock of HL&P (including
      current maturities)   . . . . . . .              7%             7%            5%             7%              6%
    Long-term debt (including
      current maturities)   . . . . . . .             53%            55%           58%            54%             53%


Capital Expenditures:
  Construction and nuclear fuel
    expenditures (excluding AFUDC)(1)   .     $   329,016    $   337,082   $   365,486    $   355,285     $   386,789
  Cable television additions  . . . . . .          54,482         44,306        26,624         31,186       1,339,680
   Investment in foreign electric
    utility   . . . . . . . . . . . . . .          35,796          1,625

(1) Reflects reclassification for the years 1989-1992 due to the merger of Utility Fuels into HL&P.
(2) The 1990 cumulative effect reflects the effects for years prior to 1990 of the adoption of SFAS No. 109, "Accounting for Income Taxes." The 1992 cumulative effect relates to the change in accounting for revenues. See also Note 19 to the Company's Consolidated and HL&P's Financial Statements.
(3) Year ended December 31, 1993 includes five quarterly dividends of $.75 per share due to a change in the timing of the Company's Board of Directors declaration of dividends. Dividend payout was $3.00 per share for 1993.
(4) Amounts differ from previously reported amounts for 1991 and 1992 because of the reclassification of interest income on ESOP note.
(5) Includes Cumulative Preferred Stock subject to mandatory redemption.

ITEM 6.  SELECTED FINANCIAL DATA OF HL&P

    The following table sets forth selected financial data with respect to HL&P's financial condition and results of operations and should be read in conjunction with the Financial Statements and the related notes included elsewhere herein.

                                                                       (Thousands of Dollars)
                                                                       Year Ended December 31,
                                              -----------------------------------------------------------------------
                                                  1993           1992          1991           1990            1989
                                              -----------    -----------   -----------    -----------     -----------
                                                              (Restated)    (Restated)     (Restated)      (Restated)
Revenues  . . . . . . . . . . . . . . . .     $ 4,079,863    $ 3,826,841   $ 3,674,543    $ 3,468,682     $ 3,118,735
                                              -----------    -----------   -----------    -----------     -----------
Income after preferred
   dividends but before
   cumulative effect of
   change in accounting   . . . . . . . .     $   449,750    $   375,955   $   472,712    $   429,209     $   477,613
Cumulative effect of
   change in accounting (1)   . . . . . .                         94,180
                                              -----------    -----------   -----------    -----------     -----------
Income after preferred
   dividends  . . . . . . . . . . . . . .     $   449,750    $   470,135   $   472,712    $   429,209     $   477,613
                                              ===========    ===========   ===========    ===========     ===========
Return on average common
   equity   . . . . . . . . . . . . . . .           12.3%          13.3%         13.8%          12.8%           14.5%
Ratio of earnings to fixed
   charges before cumulative
   effect of change in
   accounting   . . . . . . . . . . . . .            3.40           2.73          2.97           2.85            3.14
Ratio of earnings to fixed
   charges and preferred
   dividend requirements
   before cumulative effect
   of change in accounting  . . . . . . .            2.90           2.34          2.53           2.40            2.65

At year-end:
   Total assets  .    . . . . . . . . . .     $10,753,616    $10,790,052   $10,620,642    $10,475,774     $10,180,897
   Long-term obligations
     including current
     maturities (2)   . . . . . . . . . .     $ 3,402,032    $ 3,796,719   $ 4,150,454    $ 4,065,853     $ 4,058,453
   Capitalization:
     Common stock equity  . . . . . . . .             50%            47%           44%            43%             43%
     Cumulative preferred stock
        (including current
       maturities)  . . . . . . . . . . .              7%             7%            6%             8%              8%
   Long-term debt (including
     current maturities)  . . . . . . . .             43%            46%           50%            49%             49%
   Construction and nuclear
     fuel expenditures
     (excluding AFUDC)  .   . . . . . . .     $   329,016    $   337,082   $   365,486    $   355,285     $   386,789
   Percent of construction
     expenditures financed
     internally from operations   . . . .            158%           137%          126%            60%             82%


(1) The 1992 cumulative effect relates to the change in accounting for revenues. See also Note 19 to HL&P's Financial Statements.
(2)  Includes Cumulative Preferred Stock subject to mandatory redemption.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         COMPANY. Selected financial data for Houston Industries Incorporated (Company) is set forth below:

                                                                Year Ended December 31,
                                                           -------------------------------
                                                                                                   Percent
                                                              1993                 1992            Change
                                                           ----------           ----------         ------
                                                               (Thousands of Dollars)
         Revenues . . . . . . . . . . . . . . . . . . . . $4,323,930            $4,062,099            6
         Operating Expenses . . . . . . . . . . . . . . .  3,301,513             3,120,231            6
         Operating Income . . . . . . . . . . . . . . . .  1,022,417               941,868            9
         Other Income . . . . . . . . . . . . . . . . . .     47,882                43,789            9
         Interest and Other
           Charges  . . . . . . . . . . . . . . . . . . .    423,145               480,561          (12)
         Income Taxes . . . . . . . . . . . . . . . . . .    231,118               164,609           40
         Net Income . . . . . . . . . . . . . . . . . . .    416,036               434,667           (4)


                                                                Year Ended December 31,
                                                           -------------------------------
                                                                                                   Percent
                                                             1992                  1991            Change
                                                          ----------            ----------         ------
                                                               (Thousands of Dollars)
         Revenues . . . . . . . . . . . . . . . . . . . . $4,062,099            $3,898,454            4
         Operating Expenses . . . . . . . . . . . . . . .  3,120,231             2,873,525            9
         Operating Income . . . . . . . . . . . . . . . .    941,868             1,024,929           (8)
         Other Income . . . . . . . . . . . . . . . . . .     43,789                94,481          (54)
         Interest and Other
           Charges  . . . . . . . . . . . . . . . . . . .    480,561               494,476           (3)
         Income Taxes . . . . . . . . . . . . . . . . . .    164,609               208,180          (21)
         Net Income . . . . . . . . . . . . . . . . . . .    434,667               416,754            4

         Consolidated earnings per share were $3.20 for 1993 as compared to $3.36 per share in 1992 and $3.24 per share in 1991. The Company's 1992 earnings were increased by non-recurring items at Houston Lighting & Power Company (HL&P), the Company's electric utility subsidiary, as discussed below. Without these items, the Company's earnings for the year ended 1992 would have been $397.5 million or $3.07 per share. HL&P contributed $3.46 to the 1993 consolidated earnings per share on income of $449.8 million after preferred dividends. KBLCOM Incorporated (KBLCOM), the Company's cable television subsidiary, posted a loss of $13.0 million or $.10 per share. The Company and its other subsidiaries posted a combined loss of $.l6 per share.

         Omnibus Budget Reconciliation Act of 1993 (OBRA). As a result of the 1% general corporate income tax rate increase imposed by OBRA, the Company's 1993 results were negatively impacted by $14.3 million. For additional information regarding the effect of OBRA on the Company, see Note 14 to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report.

         HL&P. General.  Selected financial data for HL&P is set forth below:

                                                                Year Ended December 31,
                                                           -------------------------------
                                                                                                   Percent
                                                             1993                  1992            Change
                                                          ----------            ----------         ------
                                                                                (Restated)
                                                               (Thousands of Dollars)
         Revenues . . . . . . . . . . . . . . . . . . . . $4,079,863            $3,826,841            7
         Operating Expenses.  . . . . . . . . . . . . . .  3,313,577             3,077,771            8
         Operating Income . . . . . . . . . . . . . . . .    766,286               749,070            2
         Other Income (Expense) . . . . . . . . . . . . .      2,522                (9,223)           -
         Interest Charges . . . . . . . . . . . . . . . .    284,585               324,565          (12)
         Income After Preferred
           Dividends  . . . . . . . . . . . . . . . . . .    449,750               470,135           (4)

                                                                Year Ended December 31,
                                                           -------------------------------
                                                                                                   Percent
                                                             1992                  1991            Change
                                                          ----------            ----------         ------
                                                          (Restated)            (Restated)
                                                                (Thousands of Dollars)
         Revenues . . . . . . . . . . . . . . . . . . . . $3,826,841            $3,674,543            4
         Operating Expenses . . . . . . . . . . . . . . .  3,077,771             2,886,768            7
         Operating Income . . . . . . . . . . . . . . . .    749,070               787,775           (5)
         Other Income (Expense) . . . . . . . . . . . . .     (9,223)               58,318            -
         Interest Charges . . . . . . . . . . . . . . . .    324,565               327,194           (1)
         Income After Preferred
           Dividends  . . . . . . . . . . . . . . . . . .    470,135               472,712           (1)


The decline in earnings from 1992 to 1993 was primarily due to the effect of nonrecurring items during 1992, which had the net effect of increasing 1992 earnings. Earnings for 1992 included $142.7 million of pre-tax income associated with the adoption of a change in accounting principle reflecting a change in the timing of recognition of revenue from electricity sales (unbilled revenues), and a one-time, pre-tax charge of $86.4 million related to HL&P's restructuring of operations as a result of the implementation of the Success Through Excellence in Performance (STEP) program discussed below. Excluding these two nonrecurring items, earnings for 1992 would have been $433.0 million. For a further discussion on HL&P's restructuring of operations and its change in accounting method for revenues, see Notes 18 and 19, respectively, to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report.

        Earnings for 1993 were positively affected by an increase in kilowatt-hour (KWH) sales due to warmer weather compared to 1992, and the addition of approximately 23,000 customers during the year. Earnings for 1992 when compared to 1991 were negatively impacted by a decrease in KWH sales and the one-time charge related to HL&P's STEP program as discussed below. The decrease in KWH sales is primarily due to substantially milder weather than in 1991, partially offset by the addition of approximately 22,000 customers during 1992.

        HL&P's results of operations are significantly affected by decisions of the Public Utility Commission of Texas (Utility Commission) in connection with rate increase applications filed prior to 1991 by HL&P relating to, among other things, the commercial operation for the South

Texas Project Electric Generating Station (South Texas Project). These decisions are discussed in Notes 9 and 10 to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report.

         OBRA. As a result of the 1% general corporate income tax rate increase imposed by OBRA, HL&P's 1993 results were negatively impacted by $8.0 million. For additional information regarding the effect of OBRA on HL&P, see Note 14 to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report.

         Operating Revenue and Sales. Electric operating revenue for 1993 increased 6.6% primarily due to increased KWH sales in all three major customer categories, excluding interruptible. Residential and commercial KWH sales increased 3.5% and 4.3%, respectively, due to warmer weather and a 1.7% increase in number of customers. Firm industrial KWH sales increased 1.3%. As a result of these increased sales, base revenues were $70 million higher in 1993 compared to the previous year. Electric operating revenue for 1992 increased 4.1% over 1991. This was due to a rate increase effective in May 1991 that reflected recovery of costs previously deferred, partially offset by a decrease in fuel revenue and lower KWH sales. Residential KWH sales in 1992 decreased 3.6% from 1991 due to substantially milder weather, while commercial and firm industrial KWH sales in 1992 were almost unchanged compared to 1991 levels. The negative effect of the mild weather in 1992, partially offset by a 1.6% increase in number of customers, resulted in a decrease in base revenues of approximately $100 million compared to 1991.

         Fuel and Purchased Power Expense. Fuel expense for 1993 was $148.3 million higher than the 1992 level (an increase of 16.2%), primarily due to increases in the utilization and unit cost of gas, partially offset by decreases in the unit cost of all other fuels used in 1993. Purchased power expense increased $29.1 million due to higher fuel costs and escalating capacity charges paid to cogenerators. The average cost of fuel used by HL&P during 1993 was $1.95 per million British Thermal Units (MMBtu) compared to $1.71 per MMBtu in 1992. The combined cost of fuel used by HL&P and the fuel portion of purchased power was 2.05 cents per KWH in 1993, up from 1.84 cents per KWH in 1992. The increased fuel costs reflect in part the use of non-nuclear sources of fuel during the outage of Unit Nos. 1 and 2 of the South Texas Project, which outage covered substantially all of 1993. For additional information regarding the outage of Unit Nos. 1 and 2 of the South Texas Project, see Note 9(f) and Note 10(g) to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report. Fuel expense for 1992 increased $32.6 million over the 1991 level due to the higher unit cost of fuel resulting from higher natural gas prices, partially offset by the lower unit cost of coal and increased generation from nuclear and coal units. The average cost of fuel used by HL&P during 1992 was $1.71 per MMBtu compared to $1.61 per MMBtu in 1991. The combined cost of fuel used by HL&P and the fuel portion of purchased power was 1.84 cents per KWH in 1992, up from 1.74 cents per KWH in 1991. Purchased power expense increased $42.4 million due to increased usage and escalating capacity charges paid to cogenerators.

         STEP Program.   In January 1992, HL&P offered certain employees a
voluntary early retirement plan and announced a severance plan for those employees affected by recommended changes to HL&P's workforce under its STEP program. Approximately 500 employees accepted the early retirement offer, and an additional 1,100 positions were eliminated. Affected employees were released and offered the severance package. Various legal proceedings, which the Company and HL&P believe to be immaterial and without merit, have been filed by some former employees of HL&P under federal and state laws seeking damages alleged to have been caused by the STEP program. There can be no assurance that additional proceedings asserting labor related claims will not be filed. The Company and HL&P believe that the resolution of such proceedings will not have a material adverse impact on the Company's or HL&P's financial position or results of operations.

         Operation and Maintenance Expenses, Depreciation and Amortization, Other Taxes and Interest. Electric operation and maintenance expenses, increased $55.1 million and $33.1 million, respectively, in 1993. This is primarily due to (i) the recognition of postretirement benefit costs (pursuant to the adoption of Statement of Financial Accounting Standards (SFAS) No. 106 on January 1, 1993), (ii) costs related to the sale of receivables, and (iii) higher production plant operation and maintenance costs. Electric operating expenses in 1992 decreased $28.9 million from 1991 primarily due to savings resulting from the restructuring of operations as discussed above. Maintenance expenses increased $25.4 million due to increases in production, transmission, and distribution maintenance expenses.

         Depreciation and amortization expense in 1993 was $14.1 million higher than the 1992 level primarily due to an increase in depreciable property and the additional amortization, beginning in January 1993, of project costs related to the Malakoff Electric Generating Station (Malakoff). For information regarding Malakoff, see Note 12 to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report. These increases were partially offset by the cessation of property loss amortization in 1993. Depreciation and amortization expense for 1992 was $21.1 million higher than the 1991 level which was primarily due to the increase in depreciable property and the amortization of deferred plant costs related to the South Texas Project that commenced when new rates were implemented in May 1991.

         Other taxes decreased $22.1 million in 1993 primarily due to state franchise tax refunds totaling approximately $33 million, partially offset by increased property taxes due to increased tax rates. Other taxes increased $39.4 million in 1992, reflecting an increase in state franchise tax due to a new required method of calculating franchise taxes, the positive effects of a state franchise tax refund in 1991, and higher property taxes in 1992 due to increased tax rates and assessments.

         Interest on long-term debt was $35.2 million lower in 1993 compared to 1992 because of refinancing activities and the reduction of long-term debt (see "Liquidity and Capital Resources"). Other interest expense decreased $7.2 million in 1993 due to the reduction of intercompany borrowings and on fuel cost under-recoveries. Interest income decreased $11.1 million in 1992 compared to 1991 primarily due to interest received in 1991 on a refund of prior years' income taxes. Interest on long-term debt was $15.5 million lower in 1992 compared to 1991 because of refinancing activities and the reduction of long-term debt (see "Liquidity and Capital Resources"). Other interest expense decreased $21.7 million in 1992 compared to 1991 due to the reduction of interest on commercial paper and on fuel cost over-recoveries in 1992, and because interest was paid in 1991 on a payment of prior years' income taxes.

         Rate Proceedings.  On February 23, 1994, an administrative law judge
(ALJ) of the Utility Commission concluded that a proceeding should be conducted under Section 42 of the Texas Public Utility Regulatory Act of 1975, as amended, with respect to whether HL&P's existing rates are unjust and unreasonable. Although the ALJ acknowledged that the decision was a close one, and subject to the review of the Utility Commission, he concluded that information concerning HL&P's financial results as of December 1992 indicated that HL&P's adjusted revenues could be approximately $62 million (or 2.33% of its adjusted base revenues) more than might be authorized in a current rate proceeding. The ALJ's conclusion was based on various accounting considerations, including use of a different treatment of federal income tax expense than the method utilized in HL&P's last rate case. For additional information regarding the ALJ's decision and a possible proceeding to review HL&P's rate levels, see Note 10(f) to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report.

         United States Nuclear Regulatory Commission (NRC) Diagnostic Evaluation of the South Texas Project. On June 25, 1993, the NRC announced that the South Texas Project had been placed on its "watch list" of plants with "weaknesses that warrant increased NRC attention." The announcement was made following the issuance of a report on the South Texas Project by the NRC's Diagnostic Evaluation Team (DET) which had been sent to review the South Texas Project in the spring of 1993. For a further discussion of the NRC diagnostic evaluation of the South Texas Project, see Note 9(f) to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report. HL&P estimates that its share of the non-fuel expenditures associated with the DET inspection and certain corrective actions taken at the South Texas Project was approximately $35 million above previously budgeted amounts for 1993. It is expected that, subsequent to 1993, operation and maintenance costs will continue to be higher than previous levels in order to support initiatives developed in 1993.

         KBLCOM. General. KBLCOM experienced a net loss of $13.0 million in 1993 compared to net losses of $21.2 million in 1992 and $57.4 million in 1991. Cable television systems owned by KBL Cable, Inc. (KBL Cable), which are located in four states, served approximately 605,000, 577,000, and 559,000 basic subscribers at December 31, 1993, 1992 and 1991, respectively. For business segment information, see Note 16 to the Company's Consolidated Financial Statements in Item 8 of this Report.

         KBLCOM's future earnings outlook is dependent, to a large degree, on the success of its marketing programs to increase basic subscribers and premium programming services, its success in marketing other services, such as advertising and pay-per-view, and the general economic conditions in the areas it serves. In addition, the cable television industry in general, including KBLCOM, is faced with various uncertainties including the impact of recent regulation of basic service rates by municipalities, the potential entry of telephone companies into the cable business and increased competition from other entities. Recent changes to the legislative and regulatory environment in which the cable television industry operates could limit KBLCOM's ability to increase prices charged for cable television services in the future. See "1992 Cable Act" below.

         Because the Paragon Communications (Paragon) partnership is accounted for under the equity method of accounting, the following discussion of operating revenues and sales, and depreciation and interest expense results relate only to KBL Cable and its subsidiaries.

         Operating Revenues and Sales. In 1993, revenues were $244.1 million, an increase of 3.7% over 1992. Revenues increased 5.1% in 1992 as compared to 1991. Gross operating margin (revenues less operating expenses, exclusive of depreciation and amortization) grew to $95.7 million in 1993, an increase of .8% over 1992. Gross operating margin increased 12.4% in 1992 over the prior year. The operating margin for 1993 was 39.2%, compared to 40.4% for 1992 and 37.7% for 1991. Cable television revenues were favorably impacted by the addition of 28,000 basic subscribers in 1993, an increase of 4.8%, and by the addition of approximately 18,000 basic subscribers in 1992, an increase of approximately 3.2%.

         Basic service revenues increased $5.4 million or 3.4% and $10.6 million or 7.2% in 1993 and 1992, respectively, as compared to the prior years. Basic service revenue increases are due primarily to additional customers. However, the increase in 1993 basic service revenues was partially offset by a reduction in basic rates effective on September 1, 1993 implemented as a result of the Cable Television Consumer Protection and Competition Act of 1992 (1992
Cable Act).   See "1992 Cable Act" below.

         Ancillary service revenues increased significantly in 1993 and 1992. Advertising revenues and other revenues including installation fees increased $3.2 million or 11.8% in 1993 from the prior year. In 1992, these same revenue categories increased $5.5 million or 24.9% over the previous year. The increases in both years are due primarily to increased advertising sales and higher installation and other related transaction fees. Pay-per-view revenues were approximately the same in 1993 as in 1992. Pay-per-view revenues declined in 1992 as compared to the prior year by $1.2 million or 10.5%. This decrease was primarily due to the lack of major pay-per-view sporting events in 1992.

         The 1993 premium revenues were approximately the same as in 1992, ending a long decline in this revenue category. Premium service revenues for 1992 were down $3.5 million or 8.3% compared to 1991, due to a decline in unit prices.

         KBLCOM estimates that its revenues in 1993 from its owned and operated cable systems were reduced by approximately $6.8 million as a result of the 1992 Cable Act. A large portion of this decrease in revenues was derived from a reduction in revenue from additional outlets.

         Depreciation and Interest Expense. Depreciation and amortization increased $2.3 million or 3.0% in 1993 over 1992 and $5.1 million or 7.3% in 1992 over 1991. The increases in both years were due primarily to asset additions.

         In 1993, interest expense decreased $18.7 million or 26.8% due to reduced interest rates and lower debt balances. The Company recapitalized KBLCOM to reduce the amount of debt in its capital structure. As part of this restructuring, the Company contributed $177.3 million of equity which was used to reduce KBLCOM's indebtedness. This restructuring increased KBLCOM's equity, reduced the financial risks associated with indebtedness and increased KBLCOM's financial flexibility.

         Interest expense decreased $18.1 million or 20.5% in 1992 when compared to the prior year due to lower interest rates and lower debt balances resulting from the conversion, in March 1992, of $117 million of intercompany loans to common stock equity. This debt conversion, which accounted for $5.4 million of the decrease in interest expense, does not affect consolidated earnings.

         OBRA. As a result of the 1% general corporate income tax rate increase imposed by OBRA, KBLCOM's 1993 results were negatively impacted by $6.8 million.

         Paragon Partnership. A subsidiary of KBLCOM owns a 50% interest in Paragon, a Colorado partnership, which, in turn, owns cable television systems that served approximately 932,000, 901,000 and 865,000 basic cable customers in seven states as of December 31, 1993, 1992 and 1991, respectively. Paragon's revenues were favorably impacted in 1993 and 1992 by the addition of approximately 31,000 and 36,000 basic subscribers, respectively. This represents an increase in subscribers of 3.4% and 4.2% for 1993 and 1992, respectively. KBLCOM's 1993 equity interest in the pre-tax earnings of Paragon was $32.2 million compared to $24.9 million and $10.3 million for 1992 and 1991, respectively. The increase in both of these years was due to increased revenue, improved operating margins and reduced interest expense at Paragon, partially offset in 1993 by the impact of the 1992 Cable Act.

         1992 Cable Act. In October 1992, the 1992 Cable Act became law. The 1992 Cable Act significantly revised various provisions of the Cable Communications Policy Act of 1984. The 1992 Cable Act provides that the Federal Communications Commission (FCC) will set guidelines for retail prices on basic cable service, which includes network broadcast stations and educational, public and governmental access channels. Local governments will regulate retail prices for basic service based on the FCC's guidelines. The 1992 Cable Act also requires that the FCC, upon complaint from a franchising authority or a cable subscriber, review the reasonableness of rates for additional tiers consisting of cable programming services. Only rates for premium pay channels, single event pay-per-view services and a la carte (pay-per-channel) services are excluded entirely from rate regulation. Prior to the release of its rate regulation rules (Rate Rule), the FCC entered an order, effective April 5, 1993, freezing rates for all cable television services, other than premium and pay-per-view services which was subsequently extended by the FCC through May 15, 1994. The 1992 Cable Act also requires cable programmers to license their services on a fair basis to cable competitors, such as direct broadcast satellite and wireless distribution systems. In addition, at the option of the broadcasters, cable operators will be required to obtain the permission of, and potentially pay a charge to, local broadcast television affiliates to retransmit their programming to cable customers.

         In February 1994, the FCC announced further changes in the Rate Rule and announced its interim cost-of-service standards (Interim COS Standards). The FCC will issue revised benchmark formulas which will produce lower benchmarks, effective May 15, 1994 (Revised Benchmarks). It is impossible to assess the detailed impact of the revised Rate Rule and Interim COS Standards on KBLCOM or Paragon until the FCC completes and issues the actual text of its rules on the Revised Benchmarks.

LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW. The Company's cash requirements stem primarily from operating expenses, capital expenditures, payment of common stock dividends, payment of preferred stock dividends, and interest and principal payments on debt. Net cash provided by operating activities totaled $1.2 billion in 1993.

         Net cash used in investing activities in 1993 totaled $460.4 million, primarily due to electric capital expenditures of $332.8 million

(including Allowance for Funds Used During Construction (AFUDC)), cable television additions and investments of $60 million, and an investment in a foreign electric utility of $35.8 million.

         Financing activities for 1993 resulted in a net cash outflow of $801.7 million. The Company's primary financing activities were the payment and extinguishment of long-term debt, the payment of dividends and HL&P's issuance of long-term debt.

         The liquidity and capital requirements of the Company and its subsidiaries are affected primarily by capital programs and debt service requirements. The capital requirements for 1993, and as estimated for 1994 through 1996, are as follows:

                                                                                 Millions of Dollars
                                                                       --------------------------------------
                                                                       1993       1994      1995        1996
                                                                       ----       ----      ----       ------
Utility construction and nuclear fuel
  (excluding AFUDC) . . . . . . . . . . . . . . . . . . . . . . .      $329       $478      $381       $  418
Cable television additions  . . . . . . . . . . . . . . . . . . .        54         77       110           89
Other cable-related investments . . . . . . . . . . . . . . . . .         6         95         1            2
Other capital improvements  . . . . . . . . . . . . . . . . . . .                   42        71           19
Investment in foreign electric utility  . . . . . . . . . . . . .        36
Maturities of long-term debt, preferred
  stock and minimum capital lease
  payments  . . . . . . . . . . . . . . . . . . . . . . . . . . .       338         55        66          476
                                                                       ----       ----      ----       ------

Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $763       $747      $629       $1,004
                                                                       ====       ====      ====       ======

      For a discussion of the Company's commitments for capital expenditures, see Note 8 to the Company's Consolidated and HL&P's Financial Statements in
Item 8 of this Report.

      THE COMPANY. Sources of Capital Resources and Liquidity. The Company has consolidated its financing activities in order to provide a coordinated, cost-effective method of meeting short and long-term capital requirements. As part of the consolidated financing program, the Company has established a "money fund" through which its subsidiaries can borrow or invest on a short-term basis. The funding requirements of individual subsidiaries are aggregated and borrowing or investing is conducted by the Company based on the net cash position. Net funding requirements are met with borrowings under the Company's commercial paper program except that HL&P's borrowing requirements are generally met with HL&P's commercial paper program. As of December 31, 1993, the Company had a bank credit facility of $500 million (exclusive of bank credit facilities of subsidiaries), which was used to support its commercial paper program. At December 31, 1993, the Company had approximately $420 million of commercial paper outstanding. Rates paid by the Company on its short-term borrowings are generally lower than the prime rate. Subsequent to December 31, 1993, the Company's bank line of credit was increased to $600 millon.

      The Company has registered with the Securities and Exchange Commission
(SEC) $250 million principal amount of debt securities which remain unissued. Proceeds from any sales of these debt securities are expected to be used for general corporate purposes including investments in and loans to subsidiaries.

      The Company also has registered with the SEC five million shares of its common stock. Proceeds from the sale of these securities will be used for general corporate purposes, including, but not limited to, the redemption, repayment or retirement of outstanding indebtedness of the Company or the advance or contribution of funds to one or more of the Company's subsidiaries to be used for their general corporate purposes, including, without limitation, the redemption, repayment or retirement of indebtedness or preferred stock.

      Employee Stock Ownership Plan (ESOP). In October 1990, the Company amended its existing savings plan to add an ESOP component to the plan. The ESOP component of the plan allows the Company to satisfy a portion of its obligations to make matching contributions under the plan. The ESOP trustee purchased shares of the Company's common stock in open market transactions with funds provided by loans from the Company and completed the purchase of stock under the ESOP in December 1991 after purchasing 9,381,092 shares at a cost of $350 million. As the ESOP loans are repaid by the ESOP trustee over a period of up to 20 years, the common stock purchased for the plan will be allocated to the participants' accounts. The loans will be repaid with dividends on the common stock in, and Company contributions to, the plan. The loans to the plan were funded initially by the Company from short-term borrowings which have been refinanced with long-term debt. At December 31, 1993, the balance of the ESOP loans was approximately $332 million. For a further discussion, see Note 7(b) to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report.

      Houston Argentina. Houston Argentina S. A. (Houston Argentina), a subsidiary of the Company, owns a 32.5% interest in Compania de Inversiones en Electricidad S. A. (COINELEC), an Argentine holding company which acquired, in December 1992, a 51% interest in Empresa Distribuidora La Plata S. A. (EDELAP), an electric utility company operating in La Plata, Argentina and surrounding regions. Houston Argentina's share of the purchase price was approximately $37.4 million, of which $1.6 million was paid in December 1992 with the remainder paid in March 1993. Subsequent to the acquisition, the generating assets of EDELAP were transferred to Central Dique S. A., an Argentine corporation, 51% of the stock of which is owned by COINELEC.

      HL&P. HL&P's cash requirements stem primarily from operating expenses, capital expenditures, payment of common stock dividends, payment of preferred stock dividends, and interest and principal payments on debt. HL&P's net cash provided by operating activities for 1993 totaled approximately $1.1 billion.

      Net cash used in HL&P's investing activities for 1993 totaled $345.9 million.

      HL&P's financing activities for 1993 resulted in a net cash outflow of $782.4 million. Included in these activities were the payment of dividends, the payment and extinguishment of long-term debt and redemption of preferred stock, partially offset by the issuance of long-term debt. For information with respect to these matters, see Notes 3 and 4 to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report.

      Capital Program. HL&P's construction and nuclear fuel expenditures (excluding AFUDC) for 1993 totaled $329 million, which was below the authorized budgeted level of $345 million. Estimated expenditures for 1994, 1995 and 1996 are $478 million, $381 million and $418 million, respectively. Maturities of long-term debt and preferred stock with mandatory redemption provisions and capital leases for this same period include $45 million in 1994, $50 million in 1995 and $200 million in 1996.

      HL&P's construction program for the next three years is expected to relate to costs for production, transmission, distribution, and general plant. HL&P began construction of the E.I. du Pont de Nemours Company (DuPont) project in 1993 in order to provide generating capacity in 1995. The DuPont project is based on a contractual agreement between HL&P and DuPont, whereby HL&P will construct, own, and operate two 80 megawatt gas turbine units located at DuPont's LaPorte, Texas facility. The project will supply DuPont with process steam while all electrical energy will be used in the HL&P system. HL&P's capital program is subject to periodic review and portions may be revised from time to time due to changes in load forecasts, changing regulatory and environmental standards and other factors.

      Financing Activities. In January 1993, HL&P repaid at maturity $136 million aggregate principal amount of its 9 3/8% first mortgage bonds.

      In March 1993, HL&P issued $250 million principal amount of 7 3/4% first mortgage bonds due 2023 and $150 million principal amount of 6.10% collateralized medium-term notes due 2000. In April 1993, HL&P issued $150 million principal amount of 6.50% collateralized medium-term notes due 2003. Proceeds of the offerings were used to provide funds for the purchases and redemptions of HL&P's first mortgage bonds (including those series described below) and for general corporate purposes, including the repayment of short-term indebtedness of HL&P.

      In April 1993, HL&P purchased the following first mortgage bonds pursuant to tender offers for any and all bonds of such series:

                                                                                        Price as a
                                                             Principal                  Percent of
        Series                                                 Amount                Principal Amount
- -------------------------                                   -----------              ----------------
8 3/4% due March 1, 2005                                    $24,026,500                    101.355%

8 3/8% due October 1, 2006                                  $74,526,500                    101.093%

8 3/8% due October 1, 2007                                  $72,435,000                    101.353%

8 1/8% due February 1, 2004                                 $45,955,000                    101.821%

         In April 1993, HL&P called for redemption the remaining $18,220,500 of its 8 3/4% first mortgage bonds due 2005 at 100.61% of their principal amount, the remaining $50,473,500 of its 8 3/8% first mortgage bonds due 2006 at 100.38% of their principal amount, the remaining $52,565,000 of its 8 3/8% first mortgage bonds due 2007 at 100.64% of their principal amount, the remaining $54,045,000 of its 8 1/8% first mortgage bonds due 2004 at 101.13% of their principal amount, the outstanding $50,000,000 of its 7 1/2% first mortgage bonds due 2001 at 100.85% of their principal amount and the outstanding $30,000,000 of its 7 1/2% first mortgage bonds due 1999 at 100.68% of their principal amount. Approximately $263 million deposited in the Replacement Fund in March 1993 was applied to the May 1993 redemption of these bonds.

         In June 1993, HL&P redeemed 400,000 shares of its $8.50 cumulative preferred stock at $100 per share pursuant to sinking fund provisions.

         In July 1993, HL&P issued $200 million principal amount of 7 1/2% first mortgage bonds due 2023. Proceeds were used to provide funds for the redemption of HL&P's first mortgage bonds referenced in the following paragraph and the repayment of approximately $80 million aggregate principal amount of intercompany debt owed to the Company, which was assumed by HL&P upon the merger of Utility Fuels, Inc. into HL&P.

         In October 1993, HL&P redeemed, at 106.57% of their principal amount, $390,519,000 aggregate principal amount of its 9% first mortgage bonds due 2017.

         In December 1993, the Brazos River Authority (BRA) and the Gulf Coast Waste Disposal Authority (GCWDA) issued on behalf of HL&P $100,165,000 aggregate principal amount of revenue refunding bonds collateralized by HL&P's first mortgage bonds. The BRA issuance of $83,565,000 principal amount has an interest rate of 5.6% and matures in 2017. The GCWDA issuance of $16,600,000 principal amount has an interest rate of 4.9% and matures in 2003. Proceeds were used in 1994 to redeem, at 102% of their aggregate principal amount, $83,565,000 principal amount of pollution control revenue bonds previously issued on behalf of HL&P by the BRA and, at 100% of their aggregate principal amount, $16,600,000 principal amount of pollution control revenue bonds previously issued on behalf of HL&P by the GCWDA.

         Sources of Capital Resources and Liquidity. HL&P expects to finance its capital program for the period 1994-1996 with funds generated internally from operations.

         HL&P has registered with the SEC $230 million aggregate liquidation value of preferred stock and $580 million aggregate principal amount of debt securities that may be issued as first mortgage bonds and/or as debt securities collateralized by first mortgage bonds. Proceeds from the sales of these securities are expected to be used for general corporate purposes including the purchase, redemption (to the extent permitted by the terms of the outstanding securities), repayment or retirement of outstanding indebtedness or preferred stock of HL&P.

         HL&P's interim financing requirements are met through the issuance of short-term debt, primarily commercial paper. At December 31, 1993, HL&P had outstanding commercial paper of approximately $171 million, which was supported by a bank credit facility of $250 million. Subsequent to December 31, 1993, HL&P's line of credit was increased to $400 millon.

         HL&P's capitalization at December 31, 1993 was 43% long-term debt, 7% preferred stock and 50% common equity.

         Environmental Expenditures. In November 1990, the Clean Air Act was extensively amended by Congress. HL&P has already made an investment in pollution control facilities, and all of its generating facilities currently comply in all material respects with sulfur dioxide emission standards established by the statute. Provisions of the Clean Air Act dealing with urban air pollution required establishing new emission limitations for nitrogen oxides from existing sources. The cost of modifications necessary to reduce nitrogen oxide emissions from existing sources has been estimated at $29 million in 1994 and $10.5 million in 1995. In addition, continuous emission monitoring regulations are anticipated to require expenditures of $12 million in 1994 and $2 million in 1995. Capital expenditures are expected to total $71 million for the years 1994 through 1996.

         The United States Environmental Protection Agency (EPA) has identified HL&P as a "potentially responsible party" for the costs of remediation of a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) site located adjacent to one of HL&P's transmission lines in Harris County. Although HL&P did not contribute waste to or operate the site, the party primarily responsible for contributing waste to the site and possibly other potentially responsible parties have alleged that waste disposal pits dug by the site operator encroach onto HL&P's property and therefore HL&P is responsible as a site owner. Although HL&P admits that it owns an adjacent strip of land onto which substances from the site appear to have migrated, it denies that it ever owned the strip of land containing the pits. In June 1993, a Galveston County District Court entered a final judgment to the effect that HL&P did not own the disputed strip of land. In October 1992, the EPA issued an Administrative Order to HL&P and several other companies purporting to require those parties to implement the management of migration remediation at the site. A related Administrative Order had been issued in June 1990. Neither the EPA nor any other responsible party has presented HL&P with a claim for a share of costs for the management of the migration remediation design or operation. However, in the event HL&P were ultimately held to be a responsible party for the remediation of this site and if other responsible parties do not complete the management of migration remediation, CERCLA provides for substantial remedies that could be pursued by the United States, including substantial fines, punitive damages and treble damages for costs incurred by the United States in completing such remediation. The aggregate potential clean-up costs for the entire site have been estimated to be approximately $80 million. Although no prediction can be made at this time as to the ultimate outcome of this matter, in light of all the circumstances, the Company and HL&P do not believe that any costs that HL&P incurs in this matter will have a material adverse effect on the Company's or HL&P's financial condition or results of operations.

         KBLCOM. KBLCOM's cash requirements stem primarily from operating expenses, capital expenditures, and interest and principal payments on debt. KBLCOM's net cash provided by operating activities was $13.9 million in 1993.

         Net cash used in KBLCOM's investing activities for 1993 totaled $61.9 million, primarily due to property additions which approximated $54.5 million. These amounts were financed principally through internally generated funds and intercompany advances. A substantial portion of KBLCOM's 1994-1996 capital requirements is expected to be met through internally generated funds. It is expected that any shortfall will be met through intercompany borrowings.

         KBLCOM's financing activities for 1993 resulted in a net cash inflow of $47.9 million. Included in these activities were the reduction of third party debt, proceeds from additional paid-in capital and an increase in borrowings from the Company.

         Financing Activities. In the first quarter of 1993, KBL Cable repaid $6.4 million principal amount of its senior notes and senior subordinated notes. In the second and third quarters of 1993, KBL Cable repaid borrowings under its senior bank credit facility in the amounts of $15 million and $56 million, respectively. These repayments were partially offset by $20 million in additional borrowing under the senior bank credit facility during the first quarter of 1993.

         In the first quarter of 1993, KBLCOM prepaid $167.3 million of senior bank debt funded with proceeds from the Company's additional equity investment. The Company obtained the funds for such investment from the sale of commercial paper. This KBLCOM debt was included in current portion of long-term debt and preferred stock at December 31, 1992 on the Company's Consolidated Balance Sheets.

         Sources of Capital Resources and Liquidity. In the first quarter of 1993, KBLCOM reduced its outstanding indebtedness by approximately $153.7 million. This was accomplished through an equity investment of approximately $167.3 million from the Company (funded with proceeds from the sale of commercial paper by the Company) and offset by net additional borrowing of $13.6 million. In the second quarter of 1993, the Company made capital contributions to KBLCOM aggregating approximately $114.3 million. The capital contributions included KBL Cable senior notes aggregating approximately $29 million and KBL Cable senior subordinated notes aggregating approximately $36 million that had been previously acquired by the Company. The Company contributed such notes to KBLCOM which, in turn, contributed such notes to KBL Cable, a subsidiary of KBLCOM which retired and canceled the notes. The balance of the capital contributions resulted from the conversion to equity of intercompany debt payable by KBLCOM to the Company. The capital contributions will have no impact on the consolidated earnings of the Company.


         Additional borrowing under KBL Cable's bank facility is subject to certain covenants which relate primarily to the maintenance of certain financial ratios, principally debt to cash flow and interest coverages. KBL Cable presently is in compliance with such covenants. Cash requirements for 1994 are expected to be met through intercompany borrowing and contributions, internally generated funds, and borrowing under existing credit lines of KBLCOM's subsidiaries. At December 31, 1993, KBL Cable had $108.5 million available for borrowing under its bank facility. The line of credit has scheduled reductions in March of each year until it is eliminated in March 1999.

         Recent Developments. The Company has engaged an investment banking firm to assist in finding a strategic partner or investor for KBLCOM in the telecommunications industry.

         On February 17, 1994, KBLCOM entered into an agreement to acquire three cable companies serving approximately 47,000 customers in the Minneapolis area. KBLCOM will acquire the stock of the companies in exchange for the issuance of common stock of the Company. The amount of common stock of the Company to be issued, currently estimated to be approximately $24 million, is dependent on the amount of liabilities assumed, currently estimated to be approximately $63 million.

         Approximately 40,000 of the cable customers served by the properties to be acquired are in the Minneapolis metropolitan area. The remaining 7,000 customers are located in small communities south and west of the metropolitan area. Closing of the transaction is subject to the satisfaction of certain conditions.

         HOUSTON INDUSTRIES FINANCE. During 1992, Houston Industries Finance, Inc. (Houston Industries Finance) purchased accounts receivable of HL&P and of certain KBLCOM subsidiaries. In January 1993, Houston Industries Finance sold the receivables back to the respective subsidiaries. HL&P is now selling its accounts receivable and most of its accrued unbilled revenues to a third party. As of January 12, 1993, Houston Industries Finance ceased operations and its $300 million bank revolving credit facility and related commercial paper program were terminated. The subsidiary was merged into the Company effective June 8, 1993.

NEW ACCOUNTING PRONOUNCEMENTS

         In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This accounting standard, effective for fiscal years beginning after December 15, 1993 requires companies to recognize the liability for benefits provided to former or inactive employees, their beneficiaries and covered dependents after employment but before retirement. Those benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including worker's compensation), job training and counseling, and continuation of benefits such as health care and life insurance. The Company will adopt SFAS No. 112 in 1994. The transition obligation of approximately $20 million will be expensed upon adoption and reported similar to the cumulative effect of a change in accounting principle. The Company estimates that benefit costs for 1994 (exclusive of the transition obligation) will be approximately $1 million over the expected pay-as-you-go amount.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)

                                                                              Year Ended December 31,
                                                                -------------------------------------------------
                                                                    1993               1992               1991
                                                                -----------        -----------        -----------
REVENUES:
    Electric    . . . . . . . . . . . . . . . . . . . . . .     $ 4,079,863        $ 3,826,841        $ 3,674,543
    Cable television  . . . . . . . . . . . . . . . . . . .         244,067            235,258            223,911
                                                                -----------        -----------        -----------
              Total . . . . . . . . . . . . . . . . . . . .       4,323,930          4,062,099          3,898,454
                                                                -----------        -----------        -----------

EXPENSES:
    Electric:
         Fuel   . . . . . . . . . . . . . . . . . . . . . .       1,063,050            914,732            882,114
         Purchased power  . . . . . . . . . . . . . . . . .         515,502            486,414            444,040
         Operation and maintenance  . . . . . . . . . . . .         898,535            810,379            813,821
         Taxes other than income taxes  . . . . . . . . . .         211,295            233,439            194,069
         Deferred expenses  . . . . . . . . . . . . . . . .                                               (22,973)
         Restructuring  . . . . . . . . . . . . . . . . . .                             86,431
    Cable television operating expenses   . . . . . . . . .         148,325            140,242            139,406
    Depreciation and amortization   . . . . . . . . . . . .         464,806            448,594            423,048
                                                                -----------        -----------        -----------
              Total . . . . . . . . . . . . . . . . . . . .       3,301,513          3,120,231          2,873,525
                                                                -----------        -----------        -----------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . .       1,022,417            941,868          1,024,929
                                                                -----------        -----------        -----------

OTHER INCOME (EXPENSE):
    Allowance for other funds used during
         construction . . . . . . . . . . . . . . . . . . .           3,512              6,169              5,749
    Deferred return under phase-in plan   . . . . . . . . .                                                38,758
    Regulatory adjustment related to prior
         year's disallowed plant costs  . . . . . . . . . .                                                14,483
    Equity in income of cable television
         partnerships . . . . . . . . . . . . . . . . . . .          31,979             24,871             10,672
    Interest income   . . . . . . . . . . . . . . . . . . .          33,357             34,361             39,010
    Other - net   . . . . . . . . . . . . . . . . . . . . .         (20,966)           (21,612)           (14,191)
                                                                -----------        -----------        -----------
              Total . . . . . . . . . . . . . . . . . . . .          47,882             43,789             94,481
                                                                -----------        -----------        -----------

FIXED CHARGES:
    Interest on long-term debt  . . . . . . . . . . . . . .         380,089            428,152            447,701
    Other interest  . . . . . . . . . . . . . . . . . . . .          12,364             19,273             41,332
    Allowance for borrowed funds used during
         construction . . . . . . . . . . . . . . . . . . .          (3,781)            (6,191)           (10,049)
    Deferred carrying costs   . . . . . . . . . . . . . . .                                               (30,695)
    Preferred dividends of subsidiary   . . . . . . . . . .          34,473             39,327             46,187
                                                                -----------        -----------        -----------
              Total . . . . . . . . . . . . . . . . . . . .         423,145            480,561            494,476
                                                                -----------        -----------        -----------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING FOR
    REVENUES    . . . . . . . . . . . . . . . . . . . . . .         647,154            505,096            624,934

INCOME TAXES    . . . . . . . . . . . . . . . . . . . . . .         231,118            164,609            208,180
                                                                -----------        -----------        -----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING FOR REVENUES  . . . . . . . . . . . . . .         416,036            340,487            416,754

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
    REVENUES (NET OF INCOME TAXES OF $48,517)   . . . . . .                             94,180
                                                                -----------        -----------        -----------

NET INCOME      . . . . . . . . . . . . . . . . . . . . . .     $   416,036        $   434,667        $   416,754
                                                                ===========        ===========        ===========


                            (continued on next page)

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)

                                  (CONTINUED)


                                                                              Year Ended December 31,
                                                                -------------------------------------------------
                                                                    1993               1992               1991
                                                                -----------        -----------        -----------
EARNINGS PER COMMON SHARE:
    EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
         EFFECT OF CHANGE IN ACCOUNTING FOR
         REVENUES . . . . . . . . . . . . . . . . . . . . .     $      3.20        $      2.63        $      3.24

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
         FOR REVENUES . . . . . . . . . . . . . . . . . . .                                .73
                                                                -----------        -----------        -----------

EARNINGS PER COMMON SHARE . . . . . . . . . . . . . . . . .     $      3.20        $      3.36        $      3.24
                                                                ===========        ===========        ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (000)   . . . . . . . . . . . . . . . . . .         130,004            129,514            128,802


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)


                                                                              Year Ended December 31,
                                                                -------------------------------------------------
                                                                   1993               1992               1991
                                                                -----------        -----------        -----------
Balance at Beginning of Year  . . . . . . . . . . . . . . .     $ 1,254,584        $ 1,202,125        $ 1,165,786
Add - Net Income  . . . . . . . . . . . . . . . . . . . . .         416,036            434,667            416,754
                                                                -----------        -----------        -----------
      Total   . . . . . . . . . . . . . . . . . . . . . . .       1,670,620          1,636,792          1,582,540

Common Stock Dividends:
   1993, $3.75; 1992, $2.98; 1991, $2.96;
   (per share)  . . . . . . . . . . . . . . . . . . . . . .        (487,927)          (385,952)          (381,117)
Tax Benefit of ESOP Dividends . . . . . . . . . . . . . . .           8,939              8,944              4,862
Redemption of HL&P Preferred Stock  . . . . . . . . . . . .            (402)            (5,200)            (4,160)
                                                                -----------        -----------        -----------
Balance at End of Year  . . . . . . . . . . . . . . . . . .     $ 1,191,230        $ 1,254,584        $ 1,202,125
                                                                ===========        ===========        ===========


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS


                                                                                                December 31,
                                                                                      -----------------------------
                                                                                         1993              1992
                                                                                      -----------       -----------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
  Electric plant:
     Production   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 7,165,811       $ 7,108,713
     Transmission   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         840,736           818,584
     Distribution   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,503,964         2,394,226
     General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         969,733           978,998
     Construction work in progress  . . . . . . . . . . . . . . . . . . . . . . .         242,661           205,214
     Nuclear fuel   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         211,785           202,013
     Plant held for future use  . . . . . . . . . . . . . . . . . . . . . . . . .         196,330           200,865
  Electric plant acquisition adjustments  . . . . . . . . . . . . . . . . . . . .           3,166             3,166
  Cable television property   . . . . . . . . . . . . . . . . . . . . . . . . . .         372,178           320,661
  Other property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          47,494            21,687
                                                                                      -----------       -----------
        Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,553,858        12,254,127

  Less accumulated depreciation and amortization  . . . . . . . . . . . . . . . .       3,355,616         3,062,103
                                                                                      -----------       -----------
        Property, plant and equipment - net   . . . . . . . . . . . . . . . . . .       9,198,242         9,192,024
                                                                                      -----------       -----------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . .          14,884            69,317
  Special deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,834             2,071
  Accounts receivable:
     Customers (less allowance for doubtful accounts of $1,682
        and $10,439 at December 31, 1993 and 1992, respectively)  . . . . . . . .           4,985           135,072
     Others   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,153            21,706
  Accrued unbilled revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .          29,322           190,897
  Fuel stock, at lifo cost  . . . . . . . . . . . . . . . . . . . . . . . . . . .          58,585            68,564
  Materials and supplies, at average cost   . . . . . . . . . . . . . . . . . . .         166,477           167,438
  Prepayments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,432            14,765
                                                                                      -----------       -----------
        Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .         317,672           669,830
                                                                                      -----------       -----------

OTHER ASSETS:
  Cable television franchises and intangible assets (less
     accumulated amortization of $184,057 and $145,856 at
     December 31, 1993 and 1992, respectively)  . . . . . . . . . . . . . . . . .         984,032         1,021,934
  Deferred plant costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         664,699           690,482
  Deferred debits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         371,773           274,252
  Unamortized debt expense and premium on reacquired debt   . . . . . . . . . . .         169,465           137,395
  Equity investment in cable television partnerships  . . . . . . . . . . . . . .         122,531            90,220
  Equity investment in foreign electric utility   . . . . . . . . . . . . . . . .          36,984            37,554
  Regulatory asset - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         246,763           177,426
  Recoverable project costs   . . . . . . . . . . . . . . . . . . . . . . . . . .         118,016           130,550
                                                                                      -----------       -----------
        Total other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,714,263         2,559,813
                                                                                      -----------       -----------

           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $12,230,177       $12,421,667
                                                                                      ===========       ===========


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES


                                                                                                December 31,
                                                                                      -----------------------------
                                                                                         1993              1992
                                                                                      -----------       -----------
CAPITALIZATION (STATEMENTS ON FOLLOWING PAGES):
  Common Stock Equity   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 3,273,997       $ 3,284,713
                                                                                      -----------       -----------
  Preference Stock, no par; authorized 10,000,000 shares;
     none outstanding

  Cumulative Preferred Stock of Subsidiary:
     Not subject to mandatory redemption  . . . . . . . . . . . . . . . . . . . .         351,354           351,354
     Subject to mandatory redemption  . . . . . . . . . . . . . . . . . . . . . .         167,236           206,834
                                                                                      -----------       -----------
       Total cumulative preferred stock   . . . . . . . . . . . . . . . . . . . .         518,590           558,188
                                                                                      -----------       -----------
  Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,243,195         4,439,892
                                                                                      -----------       -----------
         Total capitalization   . . . . . . . . . . . . . . . . . . . . . . . . .       8,035,782         8,282,793
                                                                                      -----------       -----------

CURRENT LIABILITIES:
  Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         591,385           564,249
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         239,814           249,397
  Taxes accrued   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         187,503           189,579
  Interest accrued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          84,178           101,054
  Dividends accrued   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         105,207             7,992
  Accrued liabilities to municipalities   . . . . . . . . . . . . . . . . . . . .          22,589            20,947
  Customer deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          65,604            69,940
  Current portion of long-term debt and preferred stock   . . . . . . . . . . . .          55,109           337,804
  Other       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          62,688            67,493
                                                                                      -----------       -----------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . .       1,414,077         1,608,455
                                                                                      -----------       -----------

DEFERRED CREDITS:
  Accumulated deferred income taxes   . . . . . . . . . . . . . . . . . . . . . .       1,987,336         1,789,820
  Unamortized investment tax credit   . . . . . . . . . . . . . . . . . . . . . .         434,597           454,782
  Other       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         358,385           285,817
                                                                                      -----------       -----------
         Total deferred credits   . . . . . . . . . . . . . . . . . . . . . . . .       2,780,318         2,530,419
                                                                                      -----------       -----------

COMMITMENTS AND CONTINGENCIES
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $12,230,177       $12,421,667
                                                                                      ===========       ===========


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                             (THOUSANDS OF DOLLARS)


                                                                                               December 31,
                                                                                     -----------------------------
                                                                                        1993              1992
                                                                                     -----------       -----------
COMMON STOCK EQUITY:
  Common stock, no par; authorized, 400,000,000 and 200,000,000 shares at December 31, 1993 and 1992, respectively;
   outstanding, 130,658,755 and 129,514,483 shares at
   December 31, 1993 and 1992, respectively   . . . . . . . . . . . . . . . . . .    $ 2,415,256        $ 2,362,618
  Note receivable from ESOP   . . . . . . . . . . . . . . . . . . . . . . . . . .       (332,489)          (332,489)
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,191,230          1,254,584
                                                                                     -----------        -----------
            Total common stock equity . . . . . . . . . . . . . . . . . . . . . .      3,273,997          3,284,713
                                                                                     -----------        -----------

CUMULATIVE PREFERRED STOCK, no par; authorized, 10,000,000 shares; outstanding, 5,432,397 and 5,832,397 shares at December 31, 1993 and 1992, respectively (entitled upon liquidation to $100 per share)

  Houston Lighting & Power Company:
     Not subject to mandatory redemption:
       $4.00 series,      97,397 shares   . . . . . . . . . . . . . . . . . . . .          9,740              9,740
       $6.72 series,     250,000 shares   . . . . . . . . . . . . . . . . . . . .         25,115             25,115
       $7.52 series,     500,000 shares   . . . . . . . . . . . . . . . . . . . .         50,226             50,226
       $8.12 series,     500,000 shares   . . . . . . . . . . . . . . . . . . . .         50,098             50,098
       Series A - 1992,  500,000 shares   . . . . . . . . . . . . . . . . . . . .         49,098             49,098
       Series B - 1992,  500,000 shares   . . . . . . . . . . . . . . . . . . . .         49,109             49,109
       Series C - 1992,  600,000 shares   . . . . . . . . . . . . . . . . . . . .         58,984             58,984
       Series D - 1992,  600,000 shares   . . . . . . . . . . . . . . . . . . . .         58,984             58,984
                                                                                     -----------        -----------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        351,354            351,354
                                                                                     -----------        -----------
     Subject to mandatory redemption:
       $8.50  series,  600,000 and 1,000,000 shares
          at December 31, 1993 and 1992, respectively . . . . . . . . . . . . . .         59,597             99,195
       $9.375 series,  1,285,000 shares   . . . . . . . . . . . . . . . . . . . .        127,639            127,639
       Current redemptions  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (20,000)           (20,000)
                                                                                     -----------        -----------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        167,236            206,834
                                                                                     -----------        -----------
              Total cumulative preferred stock  . . . . . . . . . . . . . . . . .        518,590            558,188
                                                                                     -----------        -----------

LONG-TERM DEBT:
  Debentures:
       7 1/4% series, due 1996  . . . . . . . . . . . . . . . . . . . . . . . . .        200,000            200,000
       9 3/8% series, due 2001  . . . . . . . . . . . . . . . . . . . . . . . . .        250,000            250,000
       7 7/8% series, due 2002  . . . . . . . . . . . . . . . . . . . . . . . . .        100,000            100,000
       Unamortized discount   . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,456)            (1,641)
                                                                                     -----------        -----------
          Total debentures  . . . . . . . . . . . . . . . . . . . . . . . . . . .        548,544            548,359
                                                                                     -----------        -----------

  Houston Lighting & Power Company:
     First mortgage bonds:
       9 3/8% series, due 1993  . . . . . . . . . . . . . . . . . . . . . . . . .                           136,000
       5 1/4% series, due 1996  . . . . . . . . . . . . . . . . . . . . . . . . .         40,000             40,000
       5 1/4% series, due 1997  . . . . . . . . . . . . . . . . . . . . . . . . .         40,000             40,000
       6 3/4% series, due 1997  . . . . . . . . . . . . . . . . . . . . . . . . .         35,000             35,000
       7 5/8% series, due 1997  . . . . . . . . . . . . . . . . . . . . . . . . .        150,000            150,000
       6 3/4% series, due 1998  . . . . . . . . . . . . . . . . . . . . . . . . .         35,000             35,000
       7 1/2% series, due 1999  . . . . . . . . . . . . . . . . . . . . . . . . .                            30,000
       7 1/4% series, due 2001  . . . . . . . . . . . . . . . . . . . . . . . . .         50,000             50,000
       7 1/2% series, due 2001  . . . . . . . . . . . . . . . . . . . . . . . . .                            50,000
       8 1/8% series, due 2004  . . . . . . . . . . . . . . . . . . . . . . . . .                           100,000
       8 3/4% series, due 2005  . . . . . . . . . . . . . . . . . . . . . . . . .                            42,247

                            (continued on next page)

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                             (THOUSANDS OF DOLLARS)

                                  (CONTINUED)


                                                                                               December 31,
                                                                                     ------------------------------
                                                                                        1993               1992
                                                                                     -----------        -----------
       8 3/8% series, due 2006  . . . . . . . . . . . . . . . . . . . . . . . . .                       $   125,000
       8 3/8% series, due 2007  . . . . . . . . . . . . . . . . . . . . . . . . .                           125,000
       9    % series, due 2017  . . . . . . . . . . . . . . . . . . . . . . . . .                           390,519
       9.15 % series, due 2021  . . . . . . . . . . . . . . . . . . . . . . . . .    $   160,000            160,000
       8 3/4% series, due 2022  . . . . . . . . . . . . . . . . . . . . . . . . .        100,000            100,000
       7 3/4% series, due 2023  . . . . . . . . . . . . . . . . . . . . . . . . .        250,000
       7 1/2% series, due 2023  . . . . . . . . . . . . . . . . . . . . . . . . .        200,000
       4.90 % pollution control series, due 2003  . . . . . . . . . . . . . . . .         16,600
       7    % pollution control series, due 2008  . . . . . . . . . . . . . . . .         19,200             19,200
       6 3/8% pollution control series, due 2012  . . . . . . . . . . . . . . . .         33,470             33,470
       6 3/8% pollution control series, due 2012  . . . . . . . . . . . . . . . .         12,100             12,100
       7 3/4% pollution control series, due 2015  . . . . . . . . . . . . . . . .         68,700             68,700
       8 1/4% pollution control series, due 2015  . . . . . . . . . . . . . . . .         90,000             90,000
       7 7/8% pollution control series, due 2016  . . . . . . . . . . . . . . . .         68,000             68,000
       6.70 % pollution control series, due 2017  . . . . . . . . . . . . . . . .         43,820             43,820
       5.60 % pollution control series, due 2017  . . . . . . . . . . . . . . . .         83,565
       7 7/8% pollution control series, due 2018  . . . . . . . . . . . . . . . .         50,000             50,000
       7.20 % pollution control series, due 2018  . . . . . . . . . . . . . . . .        175,000            175,000
       8 1/4% pollution control series, due 2019  . . . . . . . . . . . . . . . .        100,000            100,000
       8.10 % pollution control series, due 2019  . . . . . . . . . . . . . . . .        100,000            100,000
       7 7/8% pollution control series, due 2019  . . . . . . . . . . . . . . . .         29,685             29,685
       7.60 % pollution control series, due 2019  . . . . . . . . . . . . . . . .         70,315             70,315
       7.70 % pollution control series, due 2019  . . . . . . . . . . . . . . . .         75,000             75,000
       7 1/8% pollution control series, due 2019  . . . . . . . . . . . . . . . .        100,000            100,000
       7 5/8% pollution control series, due 2019  . . . . . . . . . . . . . . . .        100,000            100,000
       6.70 % pollution control series, due 2027  . . . . . . . . . . . . . . . .         56,095             56,095
     Medium-term notes series A, 9.79%-9.85%, due 1994-1999   . . . . . . . . . .        200,000            200,000
     Medium-term notes series B, 8 5/8%, due 1996   . . . . . . . . . . . . . . .        100,000            100,000
     Medium-term notes series C, 6.10%, due 2000  . . . . . . . . . . . . . . . .        150,000
     Medium-term notes series B, 8.15%, due 2002  . . . . . . . . . . . . . . . .        100,000            100,000
     Medium-term notes series C, 6.50%, due 2003  . . . . . . . . . . . . . . . .        150,000
                                                                                     -----------        -----------
          Total first mortgage bonds  . . . . . . . . . . . . . . . . . . . . . .      3,051,550          3,200,151
                                                                                     -----------        -----------

  Pollution control revenue bonds:
     Gulf Coast 1980-T series, floating rate, due 1998  . . . . . . . . . . . . .          5,000              5,000
     Brazos River 1983 series, 10 1/2%, due 2003  . . . . . . . . . . . . . . . .                            17,935
     Gulf Coast 1974 series, 7 3/8%, due 2004   . . . . . . . . . . . . . . . . .                            16,950
     Brazos River 1985 A2 series, 9 3/4%, due 2005  . . . . . . . . . . . . . . .          4,265              4,265
     Brazos River 1983 series, 10 5/8%, due 2013  . . . . . . . . . . . . . . . .                            65,630
     Brazos River 1985 A1 series, 9 7/8%, due 2015  . . . . . . . . . . . . . . .         87,680             87,680
     Matagorda County 1985 series, 10%, due 2015  . . . . . . . . . . . . . . . .         58,905             58,905
                                                                                     -----------        -----------
          Total pollution control revenue bonds . . . . . . . . . . . . . . . . .        155,850            256,365
                                                                                     -----------        -----------

  Unamortized premium (discount) - net  . . . . . . . . . . . . . . . . . . . . .        (12,839)           (12,118)
  Capitalized lease obligations, discount rates of
    6.4%-11.7%, due 1994-2018   . . . . . . . . . . . . . . . . . . . . . . . . .         17,825             19,589
  Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,410              4,897
                                                                                     -----------        -----------
          Subtotal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,396             12,368
                                                                                     -----------        -----------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,214,796          3,468,884
                                                                                     -----------        -----------

                            (continued on next page)

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                             (THOUSANDS OF DOLLARS)

                                  (CONTINUED)


                                                                                               December 31,
                                                                                     ------------------------------
                                                                                        1993               1992
                                                                                     -----------        -----------
  KBLCOM Incorporated and Subsidiaries:
    KBL Cable, Inc. senior bank debt  . . . . . . . . . . . . . . . . . . . . . .    $   364,000        $   415,000
    KBLCOM Incorporated senior bank debt  . . . . . . . . . . . . . . . . . . . .                           167,349
    KBL Cable, Inc. senior notes  . . . . . . . . . . . . . . . . . . . . . . . .         67,095             69,935
    KBL Cable, Inc. senior subordinated notes   . . . . . . . . . . . . . . . . .         83,869             87,419
    Capitalized lease obligations   . . . . . . . . . . . . . . . . . . . . . . .                               750
                                                                                     -----------        -----------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        514,964            740,453
                                                                                     -----------        -----------

             Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,278,304          4,757,696
             Current maturities . . . . . . . . . . . . . . . . . . . . . . . . .        (35,109)          (317,804)
                                                                                     -----------        -----------
             Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . .      4,243,195          4,439,892
                                                                                     -----------        -----------

               Total capitalization . . . . . . . . . . . . . . . . . . . . . . .    $ 8,035,782        $ 8,282,793
                                                                                     ===========        ===========


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)


                                                                              Year Ended December 31,
                                                                -------------------------------------------------
                                                                    1993               1992               1991
                                                                -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . .     $   416,036        $   434,667        $   416,754

  Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization  . . . . . . . . . . . .         464,806            448,594            423,048
     Amortization of nuclear fuel   . . . . . . . . . . . .           2,101             29,237             23,145
     Deferred income taxes  . . . . . . . . . . . . . . . .         197,516             61,670            110,243
     Investment tax credit  . . . . . . . . . . . . . . . .         (20,185)           (19,950)           (19,903)
     Allowance for other funds used during
       construction   . . . . . . . . . . . . . . . . . . .          (3,512)            (6,169)            (5,749)
     Deferred plant costs   . . . . . . . . . . . . . . . .                                               (53,668)
     Payment of disputed income taxes and
       related interest   . . . . . . . . . . . . . . . . .                            (52,817)
     Deferred return under phase-in plan  . . . . . . . . .                                               (38,758)
     Regulatory adjustment related to prior
       year's disallowed plant costs  . . . . . . . . . . .                                               (14,483)
     Disallowed expenses  . . . . . . . . . . . . . . . . .                                                13,124
     Fuel cost (refund) and over/(under)
       recovery - net   . . . . . . . . . . . . . . . . . .         (91,863)           (84,072)            (7,061)
     Restructuring  . . . . . . . . . . . . . . . . . . . .                             86,431
     Cumulative effect of change in accounting
       for revenues   . . . . . . . . . . . . . . . . . . .                            (94,180)
     Regulatory asset - net   . . . . . . . . . . . . . . .         (69,337)           (12,180)           (21,614)
     Equity in income of cable television
       partnerships   . . . . . . . . . . . . . . . . . . .         (31,979)           (24,871)           (10,672)
     Changes in other assets and liabilities:
       Accounts receivable - net  . . . . . . . . . . . . .         302,215             10,357              5,885
       Inventory  . . . . . . . . . . . . . . . . . . . . .          10,940              9,350             (7,182)
       Other current assets   . . . . . . . . . . . . . . .         (15,430)             2,885              7,989
       Accounts payable   . . . . . . . . . . . . . . . . .          (9,583)            10,990             16,561
       Interest and taxes accrued   . . . . . . . . . . . .         (18,952)           (20,693)            49,223
       Other current liabilities  . . . . . . . . . . . . .          28,088            (53,520)           (40,225)
       Other - net  . . . . . . . . . . . . . . . . . . . .          46,789             68,083             16,778
                                                                -----------        -----------        -----------

       Net cash provided by operating activities  . . . . .       1,207,650            793,812            863,435
                                                                -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Electric capital expenditures (including
       allowance for borrowed funds used
       during construction)   . . . . . . . . . . . . . . .        (332,797)          (343,273)          (375,535)
  Cable television additions  . . . . . . . . . . . . . . .         (54,482)           (44,306)           (26,624)
  Investment in foreign electric utility  . . . . . . . . .         (35,796)            (1,625)
  Other - net   . . . . . . . . . . . . . . . . . . . . . .         (37,313)           (10,608)           (18,998)
                                                                -----------        -----------        -----------

       Net cash used in investing activities  . . . . . . .        (460,388)          (399,812)          (421,157)
                                                                -----------        -----------        -----------

                            (continued on next page)

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)


                                                                               Year Ended December 31,
                                                                -------------------------------------------------
                                                                    1993               1992               1991
                                                                -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock  . . . . . . . . . . . . . . .     $    52,638                           $    50,620
  Increase in note receivable from ESOP   . . . . . . . . .                                              (285,116)
  Proceeds from preferred stock   . . . . . . . . . . . . .                        $   216,700
  Proceeds from first mortgage bonds  . . . . . . . . . . .         840,427            488,760            257,653
  Proceeds from senior bank debt  . . . . . . . . . . . . .          20,000                                23,504
  Proceeds from debentures  . . . . . . . . . . . . . . . .                             99,216            448,935
  Purchase of senior and subordinated notes   . . . . . . .                            (71,419)
  Reacquisition of debentures   . . . . . . . . . . . . . .                                              (205,220)
  Payment of matured first mortgage bonds   . . . . . . . .        (136,000)          (157,000)          (132,000)
  Payment of senior bank debt   . . . . . . . . . . . . . .        (238,349)            (5,000)           (40,000)
  Payment of senior and subordinated notes  . . . . . . . .          (6,390)
  Payment of common stock dividends   . . . . . . . . . . .        (389,933)          (385,952)          (381,117)
  Redemption of preferred stock   . . . . . . . . . . . . .         (40,000)          (103,000)          (112,500)
  Increase (decrease) in notes payable  . . . . . . . . . .          27,136            233,955            (34,318)
  Extinguishment of long-term debt  . . . . . . . . . . . .        (995,751)          (717,912)           (35,757)
  Other - net   . . . . . . . . . . . . . . . . . . . . . .          64,527             49,300             22,053
                                                                -----------        -----------        -----------

      Net cash used in financing activities   . . . . . . .        (801,695)          (352,352)          (423,263)
                                                                -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS   . . . . . . . . . . . . . . . . . . . . . .         (54,433)            41,648             19,015

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . .          69,317             27,669              8,654
                                                                -----------        -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . .     $    14,884        $    69,317        $    27,669
                                                                ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
- -------------------------------------------------

Cash Payments:
  Interest (net of amounts
      capitalized or deferred)  . . . . . . . . . . . . . .     $   397,911        $   474,655        $   395,822
  Income taxes  . . . . . . . . . . . . . . . . . . . . . .         123,975            172,053             85,202


                See Notes to Consolidated Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)


                                                                               Year Ended December 31,
                                                                -------------------------------------------------
                                                                    1993               1992               1991
                                                                -----------        -----------        -----------
                                                                                    (Restated)         (Restated)
OPERATING REVENUES  . . . . . . . . . . . . . . . . . . . .     $ 4,079,863        $ 3,826,841        $ 3,674,543
                                                                 ----------        -----------        -----------

OPERATING EXPENSES:
    Fuel      . . . . . . . . . . . . . . . . . . . . . . .       1,063,050            914,732            882,114
    Purchased power   . . . . . . . . . . . . . . . . . . .         515,502            486,414            444,040
    Operation   . . . . . . . . . . . . . . . . . . . . . .         608,912            553,847            582,712
    Maintenance   . . . . . . . . . . . . . . . . . . . . .         289,623            256,532            231,109
    Depreciation and amortization   . . . . . . . . . . . .         385,731            371,645            350,593
    Income taxes  . . . . . . . . . . . . . . . . . . . . .         239,464            174,731            225,104
    Other taxes   . . . . . . . . . . . . . . . . . . . . .         211,295            233,439            194,069
    Deferred expenses   . . . . . . . . . . . . . . . . . .                                               (22,973)
    Restructuring   . . . . . . . . . . . . . . . . . . . .                             86,431
                                                                -----------        -----------        -----------
           Total  . . . . . . . . . . . . . . . . . . . . .       3,313,577          3,077,771          2,886,768
                                                                -----------        -----------        -----------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . .         766,286            749,070            787,775
                                                                -----------        -----------        -----------

OTHER INCOME (EXPENSE):
    Allowance for other funds used during
       construction   . . . . . . . . . . . . . . . . . . .           3,512              6,169              5,749
    Deferred return under phase-in plan   . . . . . . . . .                                                38,758
    Regulatory adjustment related to prior
       year's disallowed plant costs  . . . . . . . . . . .                                                14,483
    Interest income   . . . . . . . . . . . . . . . . . . .           3,296              2,447             13,585
    Other - net   . . . . . . . . . . . . . . . . . . . . .          (4,286)           (17,839)           (14,257)
                                                                -----------        -----------        -----------
           Total  . . . . . . . . . . . . . . . . . . . . .           2,522             (9,223)            58,318
                                                                -----------        -----------        -----------

INCOME BEFORE INTEREST CHARGES  . . . . . . . . . . . . . .         768,808            739,847            846,093
                                                                -----------        -----------        -----------

INTEREST CHARGES:
    Interest on long-term debt  . . . . . . . . . . . . . .         276,049            311,208            326,722
    Other interest  . . . . . . . . . . . . . . . . . . . .          12,317             19,548             41,216
    Allowance for borrowed funds used during
       construction   . . . . . . . . . . . . . . . . . . .          (3,781)            (6,191)           (10,049)
    Deferred carrying costs   . . . . . . . . . . . . . . .                                               (30,695)
                                                                -----------        -----------        -----------
           Total  . . . . . . . . . . . . . . . . . . . . .         284,585            324,565            327,194
                                                                -----------        -----------        -----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING FOR REVENUES  . . . . . . . . . . . . . .         484,223            415,282            518,899

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
    REVENUES (NET OF INCOME TAXES OF $48,517)   . . . . . .                             94,180
                                                                -----------        -----------        -----------
NET INCOME    . . . . . . . . . . . . . . . . . . . . . . .         484,223            509,462            518,899
DIVIDENDS ON PREFERRED STOCK  . . . . . . . . . . . . . . .          34,473             39,327             46,187
                                                                -----------        -----------        -----------
INCOME AFTER PREFERRED DIVIDENDS  . . . . . . . . . . . . .     $   449,750        $   470,135        $   472,712
                                                                ===========        ===========        ===========


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                        STATEMENTS OF RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)


                                                                              Year Ended December 31,
                                                                -------------------------------------------------
                                                                   1993               1992               1991
                                                                -----------        -----------        -----------
                                                                                    (Restated)         (Restated)
Balance at Beginning of Year  . . . . . . . . . . . . . . .     $ 1,922,558        $ 1,803,371        $ 1,685,086

Add - Net Income  . . . . . . . . . . . . . . . . . . . . .         484,223            509,462            518,899

Redemption of Preferred Stock . . . . . . . . . . . . . . .            (402)            (5,200)            (4,160)
                                                                -----------        -----------        -----------

    Total   . . . . . . . . . . . . . . . . . . . . . . . .       2,406,379          2,307,633          2,199,825
                                                                -----------        -----------        -----------

Deduct - Cash Dividends:
  Preferred:
    $4.00 Series  . . . . . . . . . . . . . . . . . . . . .             390                390                390
    $6.72 Series  . . . . . . . . . . . . . . . . . . . . .           1,680              1,680              1,680
    $7.52 Series  . . . . . . . . . . . . . . . . . . . . .           3,760              3,760              3,760
    $9.52 Series  . . . . . . . . . . . . . . . . . . . . .                                                 3,290
    $9.08 Series  . . . . . . . . . . . . . . . . . . . . .                                                 3,138
    $8.12 Series  . . . . . . . . . . . . . . . . . . . . .           4,060              4,060              4,060
    $9.04 Series  . . . . . . . . . . . . . . . . . . . . .                                                 2,343
    Series A - 1984   . . . . . . . . . . . . . . . . . . .                              2,720              3,550
    Series B - 1985   . . . . . . . . . . . . . . . . . . .                              2,625              3,430
    Series A - 1992   . . . . . . . . . . . . . . . . . . .           1,366              1,425
    Series B - 1992   . . . . . . . . . . . . . . . . . . .           1,366              1,405
    Series C - 1992   . . . . . . . . . . . . . . . . . . .           1,672                356
    Series D - 1992   . . . . . . . . . . . . . . . . . . .           1,616                359
    $8.50 Series  . . . . . . . . . . . . . . . . . . . . .           6,517              8,500              8,500
    $9.375 Series   . . . . . . . . . . . . . . . . . . . .          12,047             12,047             12,046

  Common  . . . . . . . . . . . . . . . . . . . . . . . . .         342,981            345,748            350,267
                                                                -----------        -----------        -----------

    Total   . . . . . . . . . . . . . . . . . . . . . . . .         377,455            385,075            396,454
                                                                -----------        -----------        -----------

Balance at End of Year  . . . . . . . . . . . . . . . . . .     $ 2,028,924        $ 1,922,558        $ 1,803,371
                                                                ===========        ===========        ===========


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS


                                                                                                December 31,
                                                                                      -----------------------------
                                                                                         1993              1992
                                                                                      -----------       -----------
                                                                                                         (Restated)
PROPERTY, PLANT AND EQUIPMENT - AT COST:
  Electric plant:
     Production   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 7,165,811       $ 7,108,713
     Transmission   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         840,736           818,584
     Distribution   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,503,964         2,394,226
     General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         969,733           978,998
     Construction work in progress  . . . . . . . . . . . . . . . . . . . . . . .         242,661           205,214
     Nuclear fuel   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         211,785           202,013
     Plant held for future use  . . . . . . . . . . . . . . . . . . . . . . . . .         196,330           200,865
  Electric plant acquisition adjustments  . . . . . . . . . . . . . . . . . . . .           3,166             3,166
                                                                                      -----------       -----------
        Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,134,186        11,911,779

  Less accumulated depreciation and amortization  . . . . . . . . . . . . . . . .       3,194,127         2,936,865
                                                                                      -----------       -----------
        Property, plant and equipment - net   . . . . . . . . . . . . . . . . . .       8,940,059         8,974,914
                                                                                      -----------       -----------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . .          12,413             4,253
  Special deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,834             2,071
  Accounts receivable:
     Affiliated companies   . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,792             2,111
     Others   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,540            11,429
  Accrued unbilled revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .          29,322           190,897
  Fuel stock, at lifo cost    . . . . . . . . . . . . . . . . . . . . . . . . . .          58,585            68,564
  Materials and supplies, at average cost   . . . . . . . . . . . . . . . . . . .         160,371           164,221
  Prepayments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,234             9,420
                                                                                      -----------       -----------
        Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .         286,091           452,966
                                                                                      -----------       -----------

OTHER ASSETS:
  Deferred plant costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         664,699           690,482
  Deferred debits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         333,620           233,253
  Unamortized debt expense and premium on reacquired debt   . . . . . . . . . . .         164,368           130,461
  Regulatory asset - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         246,763           177,426
  Recoverable project costs   . . . . . . . . . . . . . . . . . . . . . . . . . .         118,016           130,550
                                                                                      -----------       -----------
        Total other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,527,466         1,362,172
                                                                                      -----------       -----------

          Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $10,753,616       $10,790,052
                                                                                      ===========       ===========


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES


                                                                                                December 31,
                                                                                      -----------------------------
                                                                                          1993             1992
                                                                                      -----------       -----------
                                                                                                         (Restated)
CAPITALIZATION (STATEMENTS ON FOLLOWING PAGES):
  Common stock equity   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 3,704,851       $ 3,598,485
  Cumulative preferred stock:
     Not subject to mandatory redemption  . . . . . . . . . . . . . . . . . . . .         351,354           351,354
     Subject to mandatory redemption  . . . . . . . . . . . . . . . . . . . . . .         167,236           206,834
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,190,071         3,418,755
                                                                                      -----------       -----------
        Total capitalization  . . . . . . . . . . . . . . . . . . . . . . . . . .       7,413,512         7,575,428
                                                                                      -----------       -----------

CURRENT LIABILITIES:
  Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         171,100           139,440
  Notes payable to affiliated companies   . . . . . . . . . . . . . . . . . . . .                            19,000
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         190,583           203,445
  Accounts payable to affiliated companies  . . . . . . . . . . . . . . . . . . .           8,449             7,441
  Taxes accrued   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         187,517           192,781
  Interest and dividends accrued  . . . . . . . . . . . . . . . . . . . . . . . .          65,238            80,010
  Accrued liabilities to municipalities   . . . . . . . . . . . . . . . . . . . .          22,589            20,947
  Customer deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          65,604            69,940
  Current portion of long-term debt and preferred stock   . . . . . . . . . . . .          44,725           171,130
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          63,607            32,767
                                                                                      -----------       -----------
        Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . .         819,412           936,901
                                                                                      -----------       -----------

DEFERRED CREDITS:
  Accumulated deferred income taxes   . . . . . . . . . . . . . . . . . . . . . .       1,798,976         1,584,607
  Unamortized investment tax credit   . . . . . . . . . . . . . . . . . . . . . .         430,996           450,793
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         290,720           242,323
                                                                                      -----------       -----------
        Total deferred credits  . . . . . . . . . . . . . . . . . . . . . . . . .       2,520,692         2,277,723
                                                                                      -----------       -----------

COMMITMENTS AND CONTINGENCIES
            Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $10,753,616       $10,790,052
                                                                                      ===========       ===========


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                          STATEMENTS OF CAPITALIZATION
                             (THOUSANDS OF DOLLARS)


                                                                                               December 31,
                                                                                     ------------------------------
                                                                                        1993               1992
                                                                                     -----------        -----------
                                                                                                         (Restated)
COMMON STOCK EQUITY:
  Common stock, Class A; no par; authorized and outstanding,
     1,000 shares voting  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,524,949        $ 1,524,949
  Common stock, Class B; no par; authorized and outstanding,
     100 shares, non-voting   . . . . . . . . . . . . . . . . . . . . . . . . . .        150,978            150,978
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,028,924          1,922,558
                                                                                     -----------        -----------
              Total common stock equity . . . . . . . . . . . . . . . . . . . . .      3,704,851          3,598,485
                                                                                     -----------        -----------

CUMULATIVE PREFERRED STOCK, no par; authorized, 10,000,000
  shares; 5,432,397 shares outstanding at December 31, 1993
  and 5,832,397 shares outstanding at December 31, 1992
  (entitled upon involuntary liquidation to $100 per share):

     Not subject to mandatory redemption:
         $4.00 series,      97,397 shares . . . . . . . . . . . . . . . . . . . .          9,740              9,740
         $6.72 series,     250,000 shares . . . . . . . . . . . . . . . . . . . .         25,115             25,115
         $7.52 series,     500,000 shares . . . . . . . . . . . . . . . . . . . .         50,226             50,226
         $8.12 series,     500,000 shares . . . . . . . . . . . . . . . . . . . .         50,098             50,098
         Series A - 1992,  500,000 shares . . . . . . . . . . . . . . . . . . . .         49,098             49,098
         Series B - 1992,  500,000 shares . . . . . . . . . . . . . . . . . . . .         49,109             49,109
         Series C - 1992,  600,000 shares . . . . . . . . . . . . . . . . . . . .         58,984             58,984
         Series D - 1992,  600,000 shares . . . . . . . . . . . . . . . . . . . .         58,984             58,984
                                                                                     -----------        -----------
              Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        351,354            351,354
                                                                                     -----------        -----------
     Subject to mandatory redemption:
         $8.50  series,  600,000 shares and 1,000,000 shares
            at December 31, 1993 and 1992, respectively . . . . . . . . . . . . .         59,597             99,195
         $9.375 series,  1,285,000 shares . . . . . . . . . . . . . . . . . . . .        127,639            127,639
         Current redemptions  . . . . . . . . . . . . . . . . . . . . . . . . . .        (20,000)           (20,000)
                                                                                     -----------        -----------
              Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        167,236            206,834
                                                                                     -----------        -----------
                Total cumulative preferred stock  . . . . . . . . . . . . . . . .        518,590            558,188
                                                                                     -----------        -----------

LONG-TERM DEBT:
     First mortgage bonds:
         9 3/8% series, due 1993  . . . . . . . . . . . . . . . . . . . . . . . .                           136,000
         5 1/4% series, due 1996  . . . . . . . . . . . . . . . . . . . . . . . .         40,000             40,000
         5 1/4% series, due 1997  . . . . . . . . . . . . . . . . . . . . . . . .         40,000             40,000
         6 3/4% series, due 1997  . . . . . . . . . . . . . . . . . . . . . . . .         35,000             35,000
         7 5/8% series, due 1997  . . . . . . . . . . . . . . . . . . . . . . . .        150,000            150,000
         6 3/4% series, due 1998  . . . . . . . . . . . . . . . . . . . . . . . .         35,000             35,000
         7 1/2% series, due 1999  . . . . . . . . . . . . . . . . . . . . . . . .                            30,000
         7 1/4% series, due 2001  . . . . . . . . . . . . . . . . . . . . . . . .         50,000             50,000
         7 1/2% series, due 2001  . . . . . . . . . . . . . . . . . . . . . . . .                            50,000
         8 1/8% series, due 2004  . . . . . . . . . . . . . . . . . . . . . . . .                           100,000
         8 3/4% series, due 2005  . . . . . . . . . . . . . . . . . . . . . . . .                            42,247

                            (continued on next page)

                        HOUSTON LIGHTING & POWER COMPANY

                          STATEMENTS OF CAPITALIZATION
                             (THOUSANDS OF DOLLARS)

                                  (CONTINUED)


                                                                                                December 31,
                                                                                     ------------------------------
                                                                                        1993               1992
                                                                                     -----------        -----------
                                                                                                         (Restated)
          8 3/8% series, due 2006 . . . . . . . . . . . . . . . . . . . . . . . .                       $   125,000
          8 3/8% series, due 2007 . . . . . . . . . . . . . . . . . . . . . . . .                           125,000
          9    % series, due 2017 . . . . . . . . . . . . . . . . . . . . . . . .                           390,519
          9.15 % series, due 2021 . . . . . . . . . . . . . . . . . . . . . . . .    $   160,000            160,000
          8 3/4% series, due 2022 . . . . . . . . . . . . . . . . . . . . . . . .        100,000            100,000
          7 3/4% series, due 2023 . . . . . . . . . . . . . . . . . . . . . . . .        250,000
          7 1/2% series, due 2023 . . . . . . . . . . . . . . . . . . . . . . . .        200,000
          4.90 % pollution control series, due 2003 . . . . . . . . . . . . . . .         16,600
          7    % pollution control series, due 2008 . . . . . . . . . . . . . . .         19,200             19,200
          6 3/8% pollution control series, due 2012 . . . . . . . . . . . . . . .         33,470             33,470
          6 3/8% pollution control series, due 2012 . . . . . . . . . . . . . . .         12,100             12,100
          7 3/4% pollution control series, due 2015 . . . . . . . . . . . . . . .         68,700             68,700
          8 1/4% pollution control series, due 2015 . . . . . . . . . . . . . . .         90,000             90,000
          7 7/8% pollution control series, due 2016 . . . . . . . . . . . . . . .         68,000             68,000
          6.70 % pollution control series, due 2017 . . . . . . . . . . . . . . .         43,820             43,820
          5.60 % pollution control series, due 2017 . . . . . . . . . . . . . . .         83,565
          7 7/8% pollution control series, due 2018 . . . . . . . . . . . . . . .         50,000             50,000
          7.20 % pollution control series, due 2018 . . . . . . . . . . . . . . .        175,000            175,000
          8 1/4% pollution control series, due 2019 . . . . . . . . . . . . . . .        100,000            100,000
          8.10 % pollution control series, due 2019 . . . . . . . . . . . . . . .        100,000            100,000
          7 7/8% pollution control series, due 2019 . . . . . . . . . . . . . . .         29,685             29,685
          7.60 % pollution control series, due 2019 . . . . . . . . . . . . . . .         70,315             70,315
          7.70 % pollution control series, due 2019 . . . . . . . . . . . . . . .         75,000             75,000
          7 1/8% pollution control series, due 2019 . . . . . . . . . . . . . . .        100,000            100,000
          7 5/8% pollution control series, due 2019 . . . . . . . . . . . . . . .        100,000            100,000
          6.70 % pollution control series, due 2027 . . . . . . . . . . . . . . .         56,095             56,095
       Medium-term notes series A, 9.79%-9.85%, due 1994-1999   . . . . . . . . .        200,000            200,000
       Medium-term notes series B, 8 5/8%, due 1996   . . . . . . . . . . . . . .        100,000            100,000
       Medium-term notes series C, 6.10%, due 2000  . . . . . . . . . . . . . . .        150,000
       Medium-term notes series B, 8.15%, due 2002  . . . . . . . . . . . . . . .        100,000            100,000
       Medium-term notes series C, 6.50%, due 2003  . . . . . . . . . . . . . . .        150,000
                                                                                     -----------        -----------
            Total first mortgage bonds  . . . . . . . . . . . . . . . . . . . . .      3,051,550          3,200,151
                                                                                     -----------        -----------

  Pollution control revenue bonds:
       Gulf Coast 1980-T series, floating rate, due 1998  . . . . . . . . . . . .          5,000              5,000
       Brazos River 1983 series, 10 1/2%, due 2003  . . . . . . . . . . . . . . .                            17,935
       Gulf Coast 1974 series, 7 3/8%, due 2004   . . . . . . . . . . . . . . . .                            16,950
       Brazos River 1985 A2 series, 9 3/4%, due 2005  . . . . . . . . . . . . . .          4,265              4,265
       Brazos River 1983 series, 10 5/8%, due 2013  . . . . . . . . . . . . . . .                            65,630
       Brazos River 1985 A1 series, 9 7/8%, due 2015  . . . . . . . . . . . . . .         87,680             87,680
       Matagorda County 1985 series, 10%, due 2015  . . . . . . . . . . . . . . .         58,905             58,905
                                                                                     -----------        -----------
            Total pollution control revenue bonds . . . . . . . . . . . . . . . .        155,850            256,365
                                                                                     -----------        -----------

  Unamortized premium (discount) - net  . . . . . . . . . . . . . . . . . . . . .        (12,839)           (12,118)
  Capitalized lease obligations, discount rates of
    6.4%-11.7%, due 1994-2018   . . . . . . . . . . . . . . . . . . . . . . . . .         17,825             19,589
  Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,410              4,897
  Notes payable to affiliated company   . . . . . . . . . . . . . . . . . . . . .                           101,001
                                                                                     -----------        -----------
            Subtotal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,396            113,369
                                                                                     -----------        -----------

              Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,214,796          3,569,885
              Current maturities  . . . . . . . . . . . . . . . . . . . . . . . .        (24,725)          (151,130)
                                                                                     -----------        -----------
              Total long-term debt  . . . . . . . . . . . . . . . . . . . . . . .      3,190,071          3,418,755
                                                                                     -----------        -----------

                Total capitalization  . . . . . . . . . . . . . . . . . . . . . .    $ 7,413,512        $ 7,575,428
                                                                                     ===========        ===========

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents
                             (Thousands of Dollars)


                                                                               Year Ended December 31,
                                                                -------------------------------------------------
                                                                    1993               1992               1991
                                                                -----------        -----------        -----------
                                                                                    (Restated)         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . .     $   484,223        $   509,462        $   518,899

  Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization  . . . . . . . . . . . .         385,731            371,645            350,593
     Amortization of nuclear fuel   . . . . . . . . . . . .           2,101             29,237             23,145
     Deferred income taxes  . . . . . . . . . . . . . . . .         214,369             73,943            124,484
     Investment tax credit  . . . . . . . . . . . . . . . .         (19,797)           (19,926)           (19,567)
     Allowance for other funds used during
       construction   . . . . . . . . . . . . . . . . . . .          (3,512)            (6,169)            (5,749)
     Deferred plant costs   . . . . . . . . . . . . . . . .                                               (53,668)
     Deferred return under phase-in plan  . . . . . . . . .                                               (38,758)
     Regulatory adjustment related to prior
       year's disallowed plant costs  . . . . . . . . . . .                                               (14,483)
     Disallowed expenses  . . . . . . . . . . . . . . . . .                                                13,124
     Fuel cost (refund) and over/(under)
         recovery - net   . . . . . . . . . . . . . . . . .         (91,863)           (84,072)            (7,061)
     Cumulative effect of change in accounting
       for revenues   . . . . . . . . . . . . . . . . . . .                            (94,180)
     Restructuring  . . . . . . . . . . . . . . . . . . . .                             86,431
     Regulatory asset - net   . . . . . . . . . . . . . . .         (69,337)           (12,180)           (21,614)
     Changes in other assets and liabilities:
       Accounts receivable - net  . . . . . . . . . . . . .         170,784             14,633             (9,216)
       Materials and supplies   . . . . . . . . . . . . . .           3,850             10,791            (12,691)
       Fuel stock   . . . . . . . . . . . . . . . . . . . .           9,979             (1,542)             5,684
       Accounts payable   . . . . . . . . . . . . . . . . .         (11,854)            13,235               (475)
       Interest and taxes accrued   . . . . . . . . . . . .         (20,035)           (24,610)            52,508
       Other current liabilities  . . . . . . . . . . . . .          18,040            (54,694)           (36,363)
       Other - net  . . . . . . . . . . . . . . . . . . . .          63,721             41,382             51,436
                                                                -----------        -----------        -----------

       Net cash provided by operating activities  . . . . .       1,136,400            853,386            920,228
                                                                -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction and nuclear fuel expenditures
     (including allowance for borrowed funds
     used during construction)  . . . . . . . . . . . . . .        (332,797)          (343,273)          (375,535)
  Other - net   . . . . . . . . . . . . . . . . . . . . . .         (13,067)           (10,668)           (11,108)
                                                                -----------        -----------        -----------

     Net cash used in investing activities  . . . . . . . .        (345,864)          (353,941)          (386,643)
                                                                -----------        -----------        -----------

                            (continued on next page)

                        HOUSTON LIGHTING & POWER COMPANY

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents
                             (Thousands of Dollars)

                                  (Continued)


                                                                               Year Ended December 31,
                                                                -------------------------------------------------
                                                                    1993               1992               1991
                                                                -----------        -----------        -----------
                                                                                    (Restated)         (Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from preferred stock   . . . . . . . . . . . . .                        $   216,700
  Proceeds from first mortgage bonds  . . . . . . . . . . .     $   840,427            488,760        $   257,653
  Payment of matured bonds  . . . . . . . . . . . . . . . .        (136,000)          (157,000)          (132,000)
  Payment of dividends  . . . . . . . . . . . . . . . . . .        (378,528)          (386,049)          (399,436)
  Increase (decrease) in notes payable  . . . . . . . . . .          31,660            139,440            (64,000)
  Increase (decrease) in notes payable to
      affiliated company  . . . . . . . . . . . . . . . . .        (120,001)            19,000            (35,500)
  Redemption of preferred stock   . . . . . . . . . . . . .         (40,000)          (103,000)          (112,500)
  Extinguishment of long-term debt  . . . . . . . . . . . .        (995,751)          (717,912)           (35,757)
  Other - net   . . . . . . . . . . . . . . . . . . . . . .          15,817             (5,997)            (6,935)
                                                                -----------        -----------        -----------

      Net cash used in financing activities   . . . . . . .        (782,376)          (506,058)          (528,475)
                                                                -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . . .           8,160             (6,613)             5,110

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . .           4,253             10,866              5,756
                                                                -----------        -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . .     $    12,413        $     4,253        $    10,866
                                                                ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
- -------------------------------------------------

Cash Payments:
  Interest (net of amounts
      capitalized or deferred)  . . . . . . . . . . . . . .     $   296,201        $   341,921        $   278,104
  Income taxes  . . . . . . . . . . . . . . . . . . . . . .         127,713            153,010             95,759


                       See Notes to Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993



  (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (A) SYSTEM OF ACCOUNTS. The accounting records of Houston Lighting & Power Company (HL&P), the principal subsidiary of Houston Industries Incorporated (Company), are maintained in accordance with the Federal Energy Regulatory Commission's Uniform System of Accounts as adopted by the Public Utility Commission of Texas (Utility Commission).

   (B) PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

       Effective October 8, 1993, the Company merged Utility Fuels Inc. (Utility Fuels), the Company's coal supply subsidiary, into HL&P. Accounting for the merger did not affect consolidated earnings.

       All significant intercompany transactions and balances are eliminated in consolidation except sales of accounts receivable to Houston Industries Finance, Inc. (Houston Industries Finance), a former subsidiary of the Company, which were not eliminated because of the distinction for regulatory purposes between utility and non-utility operations. As of January 12, 1993, Houston Industries Finance sold the receivables back to the respective subsidiaries and ceased operations. HL&P is now selling its accounts receivable and most of its accrued unbilled revenues to a third party.

       Investments in affiliates in which the Company has a 20% to 50% interest, which include the investment in Paragon Communications (Paragon), are recorded using the equity method of accounting. See Note 17.

   (C) ELECTRIC PLANT. Additions to electric plant, betterments to existing property and replacements of units of property are capitalized at cost. Cost includes the original cost of contracted services, direct labor and material, indirect charges for engineering supervision and similar overhead items and an Allowance for Funds Used During Construction (AFUDC). Customer advances for construction reduce additions to electric plant.

       HL&P computes depreciation using the straight-line method. The depreciation provision as a percentage of the depreciable cost of plant was 3.1% for 1993, and 3.2% for 1992 and 1991.

   (D) CABLE TELEVISION PROPERTY. KBLCOM Incorporated (KBLCOM), the Company's cable television subsidiary, records additions to property at cost which include amounts for material, labor, overhead and interest. Depreciation is computed using the straight-line method. Depreciation as a percentage of the depreciable cost of property was 11.3% for 1993, 12.1% for 1992, and 11.7% for 1991. Expenditures for
       maintenance and repairs are expensed as incurred.

   (E) CABLE TELEVISION FRANCHISES AND INTANGIBLE ASSETS. KBLCOM has recorded the acquisition cost in excess of the fair market value of the tangible assets and liabilities of RCA Cablesystems Holding Co. (Cablesystems) in cable television franchises and intangible assets acquired in 1989. Such amount is being amortized over periods ranging from 8 to 40 years on a straight-line basis. KBLCOM periodically reviews the carrying value of cable television franchises and intangible assets in relation to current and expected operating results of the business in order to assess whether there has been a permanent impairment of such amounts.

   (F) ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION. HL&P accrues AFUDC on construction projects and nuclear fuel payments, except for amounts included in the rate base pursuant to regulatory authorization. The accrual rates were 7.25% in 1993 and 8.75% in 1992 and 1991.

   (G) REVENUES. Effective January 1, 1992, HL&P changed its method of recording electricity sales from cycle billing to a full accrual method, whereby unbilled electricity sales are estimated and recorded each month in order to better match revenues with expenses. Prior to January 1, 1992, electric revenues were recognized as bills were rendered (see Note
       19).

       The Utility Commission provides for the recovery of certain fuel and purchased power costs through an energy component of base electric rates.

       Cable television revenues are recognized as the services are provided to subscribers, and advertising revenues are recorded when earned.

   (H) INCOME TAXES. The Company follows a policy of comprehensive interperiod income tax allocation. Investment tax credits are deferred and amortized over the estimated lives of the related property. In 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," with restatement to January 1, 1990 (see Note 14). Under current tax laws, the Company may realize tax savings by deducting for tax purposes dividends on the Company's common stock that are used to pay debt service on the Employee Stock Ownership Plan (ESOP) loans (see Note 7).

   (I) EARNINGS PER COMMON SHARE. Earnings per common share for the Company is computed by dividing net income by the weighted average number of shares outstanding during the respective period.

   (J) STATEMENTS OF CONSOLIDATED CASH FLOWS. For purposes of reporting cash flows, cash equivalents are considered to be short-term, highly liquid investments readily convertible to cash.

  (2)  COMMON STOCK

       In May 1993, the Company's shareholders approved an increase in the Company's authorized common stock from 200,000,000 shares to 400,000,000 shares.

       In 1993, the Company paid four regular quarterly dividends aggregating $3.00 per share on its common stock pursuant to dividend declarations made in 1993. In December 1993, the Company declared its regular quarterly dividend of $.75 per share to be paid in March 1994. All dividends declared in 1993 have been included in 1993 common stock dividends on the Company's Statements of Consolidated Retained Earnings and, with respect to the dividends declared in December 1993, in dividends accrued at December 31, 1993 on the Company's Consolidated Balance Sheets.

       In May 1989, the Company adopted, with shareholder approval, a long-term incentive compensation plan (1989 LICP Plan), which provided for the issuance of certain stock incentives (including performance-based restricted shares and stock options). A maximum of 500,000 shares of common stock may be issued under the 1989 LICP Plan, of which 300,090 shares were available for issuance as of December 31, 1993. In 1993, 73,282 shares of performance-based restricted shares were issued to plan participants. In January 1992, non-statutory stock options for 67,984 shares of the Company's stock were granted to key employees of the Company and its subsidiaries at an option price of $43.50 per share, of which 679 shares were exercised during 1993. Options for 21,430 shares from the January 1992 grant were exercisable on December 31, 1993. In January 1993, non-statutory stock options for 65,776 shares of the Company's stock were granted at an option price of $46.25 per share. Beginning one year after the grant date, the options become exercisable in one-third increments each year. The options expire ten years from the grant date. At December 31, 1993, 7,132 shares had been canceled under provisions of the plan.

       In May 1993, the Company adopted, with shareholder approval, a new long-term incentive compensation plan (1994 LICP Plan), providing for the issuance of certain stock incentives (including performance-based restricted shares and stock options) of the general nature provided by the 1989 LICP Plan. A maximum of 2,000,000 shares of common stock may be issued under the 1994 LICP Plan. No stock incentives were awarded under the 1994 LICP Plan during the year ended December 31, 1993. However, in January of 1994, the Company granted to certain of its key employees non-statutory stock options under the 1994 LICP Plan for 65,726 shares of common stock at an option price of $46.50 per share. Beginning one year after the grant date, the options will become exercisable in one-third increments each year. The options expire ten years from the grant date.

       In July 1990, the Company adopted a shareholder rights plan and declared a dividend of one right for each outstanding share of the Company's common stock. The rights, which under certain circumstances entitle their holders to purchase one one-hundredth of a share of Series A Preference Stock for an exercise price of $85, will expire on July 11, 2000. The rights will become exercisable only if a person or entity acquires 20% or more of the Company's outstanding common stock or if a person or entity commences a tender offer or exchange offer for 20% or more of the outstanding common stock. At any time after the occurrence of such events, the Company may exchange unexercised rights at an exchange ratio of one share of common stock, or equity securities of the Company of equivalent value, per right. The rights are redeemable by the Company for $.01 per right at any time prior to the date the rights become exercisable.

       When the rights become exercisable, each right will entitle the holder to receive, in lieu of the right to purchase Series A Preference Stock, upon the exercise of such right, a number of shares of the Company's common stock (or under certain circumstances cash, property, other equity securities or debt of the Company) having a current market price (as defined in the plan) equal to twice the exercise price of the right, except pursuant to an offer for all outstanding shares of common stock which a majority of the independent directors of the Company determines to be a price which is in the best interests of the Company and its shareholders (Permitted Offer).

       In the event that the Company is a party to a merger or other business combination (other than a merger that follows a Permitted Offer), rights holders will be entitled to receive, upon the exercise of a right, a number of shares of common stock of the acquiring company having a current market price (as defined in the plan) equal to twice the exercise price of the right.

       In October 1990, the Company amended its savings plan to add an ESOP component. The ESOP component of the plan allows the Company to satisfy a portion of its obligation to make matching contributions under the plan. For additional information with respect to the ESOP component of the plan, see Note 7(b).

(3)    PREFERRED STOCK OF HL&P

       HL&P's cumulative preferred stock may be redeemed at the following per share prices, plus any unpaid accrued dividends to the date of redemption:

          Series                                                      Redemption Price Per Share
          ------                                                  ----------------------------------
                                                                  Current            Future Range
                                                                  -------       --------------------
                                                                                  From         To
                                                                                -------     --------
          Not Subject to Mandatory
            Redemption:
          $4.00 . . . . . . . . . . . . . . . . . . . . . . .     $105.00       $105.00       $105.00
          $6.72 . . . . . . . . . . . . . . . . . . . . . . .      102.51        102.51        102.51
          $7.52 . . . . . . . . . . . . . . . . . . . . . . .      102.35        102.35        102.35
          $8.12 . . . . . . . . . . . . . . . . . . . . . . .      102.25        102.25        102.25
          Variable Term Preferred A (a) . . . . . . . . . . .      100.00        100.00        100.00
          Variable Term Preferred B (a) . . . . . . . . . . .      100.00        100.00        100.00
          Variable Term Preferred C (a) . . . . . . . . . . .      100.00        100.00        100.00
          Variable Term Preferred D (a) . . . . . . . . . . .      100.00        100.00        100.00


          Subject to Mandatory
            Redemption:
          $8.50 (b) . . . . . . . . . . . . . . . . . . . . .     $102.13       $100.00       $100.00
          $9.375 (c)  . . . . . . . . . . . . . . . . . . . .      ---           100.00        100.00

          (a) Rates for Variable Term Preferred stock as of December 31, 1993 were as follows:

                                         Series                                   Rate
                                -------------------------                        ------
                                Variable Term Preferred A                         3.00%
                                Variable Term Preferred B                         2.91%
                                Variable Term Preferred C                         3.07%
                                Variable Term Preferred D                         2.83%

          (b) HL&P is required to redeem 200,000 shares of this series annually. This series is redeemable at the option of HL&P at $100 per share beginning June 1, 1994.

          (c) HL&P is required to redeem 257,000 shares annually beginning April 1, 1995. This series is redeemable at the option of HL&P at $100 per share beginning April 1, 1997.


       Annual mandatory redemptions of HL&P's preferred stock are $20 million in 1994, $45.7 million for 1995 and 1996, and $25.7 million for 1997 and 1998.


  (4)  LONG-TERM DEBT

       HL&P. Sinking or improvement fund requirements of HL&P's first mortgage bonds outstanding will be approximately $37 million for each of the years 1994 through 1998. Of such requirements, approximately $34 million for each of the years 1994 through 1998 may be satisfied by certification of property additions at 100% of the requirements, and the remainder through certification of such property additions at 166 2/3% of the requirements. Sinking or improvement fund requirements for 1993 and prior years have been satisfied by certification of property additions.

       HL&P has agreed to expend an amount each year for replacements and improvements in respect of its depreciable mortgaged utility property equal to $1,450,000 plus 2 1/2% of net additions to such mortgaged property made after March 31, 1948 and before July 1 of the preceding year. Such requirement may be met with cash, first mortgage bonds, gross property additions or expenditures for repairs or replacements, or by taking credit for property additions at 100% of the requirements. At the option of HL&P, but only with respect to first mortgage bonds of a series subject to special redemption, deposited cash may be used to redeem first mortgage bonds of such series at the applicable special redemption price. The replacement fund requirement to be satisfied in 1994 is approximately $271 million.

       The amount of HL&P's first mortgage bonds is unlimited as to issuance, but limited by property, earnings, and other provisions of the Mortgage and Deed of Trust dated as of November 1, 1944, between HL&P and South Texas Commercial National Bank of Houston (Texas Commerce Bank National Association, as Successor Trustee) and the supplemental indentures thereto. Substantially all properties of HL&P are subject to liens securing HL&P's long-term debt under the mortgage.

       HL&P's annual maturities of long-term debt and minimum capital lease payments are approximately $25 million in 1994, $4 million in 1995, $155 million in 1996, $229 million in 1997, and $40 million in 1998.

       KBLCOM and Subsidiaries. As of December 31, 1993, all borrowings under KBLCOM's letter of credit and term loan facility had been repaid and such facility was utilized only in the form of letters of credit aggregating $89.3 million. In January 1994, KBLCOM terminated this facility.

       KBL Cable, Inc. (KBL Cable), a subsidiary of KBLCOM, is a party to a $510.3 million revolving credit and letter of credit facility agreement with annual mandatory commitment reductions (which may require principal payments). At December 31, 1993, KBL Cable had $108.5 million available on such lines of credit. The available line of credit has scheduled reductions in March of each year until it is eliminated in March 1999. Loans have generally borne interest at an interest rate of LIBOR plus an "applicable margin." The margin was .625% at December 31, 1993. The bank credit agreement also contains certain restrictions, including restrictions on dividends, sales of assets and limitations on total indebtedness. The amount of indebtedness outstanding at December 31, 1993 and 1992 was $364 million and $415 million, respectively.

       KBL Cable has interest rate swap agreements with four banks which, as of December 31, 1993 and 1992, effectively fixed the rates on the $200 million of debt under the KBL Cable senior bank credit facility at approximately 9% plus the applicable margin. As of December 31, 1993 and 1992, the effective interest rates on such debt were approximately 9.625% and 9.875%, respectively. Interest rate swaps aggregating $75 million terminated in October 1992. The remaining interest rate swaps terminate in 1994 and 1996. The differential to be paid or received under the interest rate swap agreements is accrued and is recognized over the life of the agreement. KBL Cable is exposed to risk of nonperformance by the other parties to the interest rate swap agreements. However, KBL Cable does not anticipate nonperformance by the parties.

       Commitment fees are required on the unused capacity of the KBL Cable bank credit facility.

       As of December 31, 1993, KBL Cable had outstanding $67.1 million of 10.95% senior notes and $83.9 million of 11.30% senior subordinated notes. Both series mature in 1999 with annual principal payments which began in 1992. The agreement under which the notes were issued contains restrictions and covenants similar to those contained in the KBL Cable senior bank facility. During the second quarter of 1993, the Company contributed to KBLCOM KBL Cable senior notes aggregating approximately $29 million and KBL Cable senior subordinated notes aggregating approximately $36 million previously held by the Company. KBLCOM subsequently contributed such notes to KBL Cable, which retired and canceled the notes.

       Annual Maturities of Company Long-Term Debt. Consolidated annual maturities of long-term debt and minimum capital lease payments for the Company are approximately $35 million in 1994, $20 million in 1995, $431 million in 1996, $359 million in 1997 and $181 million in 1998.

  (5)  SHORT-TERM FINANCING

       The interim financing requirements of the Company's operating subsidiaries are met through short-term bank loans, the issuance of commercial paper and short-term advances from the Company. The Company and its subsidiaries had bank credit facilities aggregating $750 million at December 31, 1993 and $1.05 billion at December 31, 1992, under which borrowings are classified as short-term indebtedness. Such bank facilities limit total short-term borrowings and provide for interest at rates generally less than the prime rate. Outstanding commercial paper was $591 million at December 31, 1993 and $564 million at December 31, 1992. Commitment fees are required on the bank facilities. For a description of bank credit facilities of KBLCOM and KBL Cable, borrowings under which are classified as long-term debt or current maturities of long-term debt, see Note 4.

       In January 1994, the Company's bank credit facility was increased from $500 million to $600 million and HL&P's bank credit facility was increased from $250 million to $400 million. The increased facilities aggregate $1 billion. Borrowings under these facilities continue to be available at rates generally less than the prime rate.

  (6)  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amount and estimated fair value of the Company's financial instruments at December 31, 1993 and 1992 are as follows:

                                                            1993                               1992
                                                 ---------------------------       ---------------------------
                                                  Carrying           Fair           Carrying          Fair
                                                   Amount            Value           Amount           Value
                                                 ----------       ----------       ----------       ----------
                                                                  (Thousands of Dollars)
   Financial assets:
       Cash and short-term
         investments                             $   14,884       $   14,884       $   69,317        $   69,317
       Note receivable from ESOP                    332,489          421,468          332,489           395,202

   Financial liabilities:
       Short-term notes payable                     591,385          591,385          564,249           564,249
       Cumulative preferred stock
        (subject to mandatory
        redemption)                                 187,236          207,489          226,834           242,289
       Debentures                                   548,544          616,672          548,359           586,405
       Long-term debt:
            Electric:
                First mortgage bonds              3,039,343        3,360,442        3,188,694         3,407,236
                Pollution control
                  revenue bonds                     155,218          174,094          255,704           286,813
            Cable television:
                Senior bank debt                    364,000          364,000          582,349           582,349
                Senior and
                  subordinated notes                150,964          180,890          157,354           184,044
            Other notes payable                       2,410            2,410            4,897             4,897

   Unrecognized financial
       instruments:
       Interest rate swaps:
            Net payable position                                      13,604                             17,162


       The fair values of cash and short-term investments, short-term and other notes payable and bank debt are equivalent to the carrying amounts.

       The fair values of the ESOP loan, the Company's debentures, HL&P's cumulative preferred stock subject to mandatory redemption, HL&P's first mortgage bonds, pollution control revenue bonds issued on behalf of HL&P and KBL Cable senior and senior subordinated notes are estimated using rates currently available for securities with similar terms and remaining maturities.

       The fair value of interest rate swaps is the estimated amount that the swap counterparties would receive or pay to terminate the swap agreements, taking into account current interest rates and the current creditworthiness of the swap counterparties.

  (7)  RETIREMENT PLANS

   (A) PENSION. The Company has noncontributory retirement plans covering substantially all employees. The plans provide retirement benefits based on years of service and compensation. The Company's funding policy is to contribute amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. The assets of the plans consist principally of common stocks and high quality, interest-bearing obligations.

       Net pension cost for the Company includes the following components:

                                                                               Year Ended December 31,
                                                                    ------------------------------------------
                                                                      1993              1992            1991
                                                                    --------          --------        --------
                                                                               (Thousands of Dollars)
   Service cost - benefits earned
     during the period  . . . . . . . . . . . . . . . . . . . .     $ 25,932          $ 24,282        $ 22,132
   Interest cost on projected
     benefit obligation   . . . . . . . . . . . . . . . . . . .       51,343            45,585          38,564
   Actual return on plan assets   . . . . . . . . . . . . . . .      (39,477)          (26,934)        (61,582)
   Net amortization and deferrals   . . . . . . . . . . . . . .         (557)          (11,749)         30,413
                                                                    --------          --------        --------
   Net pension cost   . . . . . . . . . . . . . . . . . . . . .     $ 37,241          $ 31,184        $ 29,527
                                                                    ========          ========        ========

   The funded status of the Company's retirement plans was as follows:

                                                                                         December 31,
                                                                               ------------------------------
                                                                                  1993                1992
                                                                               ---------           ----------
                                                                                   (Thousands of Dollars)
     Actuarial present value of:
     Vested benefit obligation  . . . . . . . . . . . . . . . . . . . . .      $ 446,825           $ 360,714
                                                                               =========           =========

     Accumulated benefit obligation   . . . . . . . . . . . . . . . . . .      $ 506,567           $ 396,751
                                                                               =========           =========

   Plan assets at fair value  . . . . . . . . . . . . . . . . . . . . . .      $ 491,759           $ 444,511
   Projected benefit obligation   . . . . . . . . . . . . . . . . . . . .        655,593             598,677
                                                                               ---------           ---------
   Assets less than projected benefit
     obligation   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (163,834)           (154,166)
   Unrecognized transitional asset  . . . . . . . . . . . . . . . . . . .        (17,260)            (19,179)
   Unrecognized prior service cost  . . . . . . . . . . . . . . . . . . .         23,380              12,129
   Unrecognized net loss  . . . . . . . . . . . . . . . . . . . . . . . .         81,826              86,084
                                                                               ---------           ---------
   Accrued pension cost   . . . . . . . . . . . . . . . . . . . . . . . .      $ (75,888)          $ (75,132)
                                                                               =========           =========

       The projected benefit obligation was determined using an assumed discount rate of 7.25% in 1993 and 8.5% in 1992. A long-term rate of compensation increase ranging from 3.9% to 6% was assumed for 1993 and ranging from 6.9% to 9.0% was assumed in 1992. The assumed long- term rate of return on plan assets was 9.5% in 1993 and 1992. The transitional asset at January 1, 1986, is being recognized over approximately 17 years, and the prior service cost is being recognized over approximately 15 years.

   (B) SAVINGS PLANS. In 1993, the Company (which includes HL&P) and KBLCOM had employee savings plans that qualified as cash or deferred arrangements under Section 401(k) of the Internal Revenue Code of 1986, as amended (IRC). Under the plans, participating employees could contribute a portion of their compensation, pre-tax or after-tax, up to a maximum of 16% of compensation limited by an annual deferral limit ($8,994 for calendar year 1993) prescribed by IRC Section 402(g) and the IRC Section 415 annual additions limits. The Company matched 70% (KBLCOM matched 50%) of the first 6% of each employee's compensation contributed, subject to a vesting schedule which entitled the employee to a percentage of the matching contributions depending on years of service. Substantially all of the Company's and KBLCOM's match was invested in the Company's common stock. Effective January 1, 1994, KBLCOM's plan was merged with the Company's plan and KBLCOM's matching contribution was increased to 70% of the first 6% of each employee's contributions.

       Under the ESOP component of the Company's savings plan, the ESOP trustee purchased shares of the Company's common stock in open-market transactions with funds provided by loans from the Company and completed the purchase of stock under the ESOP in December 1991, after purchasing 9,381,092 shares at a cost of $350 million. At December 31, 1993, the balance of the ESOP loans was approximately $332 million. The loans from the Company to the ESOP are shown on the Company's Consolidated Balance Sheets as a reduction in common stock equity. Principal and interest on the loans will be paid with dividends on the common stock in, and Company contributions to, the ESOP. Repayment of the loan is scheduled to occur over a 20-year period with the first mandatory repayment in 1997. The loans to the ESOP were funded initially by the Company from short-term borrowings which have been refinanced with long-term debt.

       Interest expense related to the ESOP debt service was $32.5 million in 1993, $32.6 million in 1992, and $17.9 million in 1991. ESOP benefit expense was $17.3 million, $20.0 million, and $21.3 million in 1993, 1992 and 1991, respectively.

       The Company match for the savings plan is satisfied with the allocation to employee accounts of released shares of stock and with cash contributions. Shares are released from the encumbrance of the loans upon the payment of debt service using dividends on unallocated shares in the ESOP, interest earnings and cash contributions by the Company. A summary of dividends on unallocated ESOP shares and ESOP cash contributions for the three years ended December 31, 1993 is as follows:

                                                                               Year Ended December 31,
                                                                    ------------------------------------------
                                                                      1993              1992            1991
                                                                    --------          --------        --------
                                                                                (Thousands of Dollars)
         Dividends  . . . . . . . . . . . . . . . . . . . . . . .   $ 25,540          $ 26,306        $ 14,301

         Cash Contributions . . . . . . . . . . . . . . . . . . .      8,631             6,995          21,339


   (C) POSTRETIREMENT BENEFITS. The Company and HL&P adopted SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1993. SFAS No. 106 requires companies to recognize the liability for postretirement benefit plans other than pensions, primarily health care. The Company and HL&P previously expensed the cost of these benefits as claims were incurred. SFAS No. 106 allows recognition of the transition obligation (liability for prior years' service) in the year of adoption or to be amortized over the plan participants' future service period. The Company and HL&P have elected to amortize the estimated transition obligation of approximately $213 million (including $211 million for HL&P) over 22 years. In March 1993, the Utility Commission adopted a rule governing the ratemaking treatment of postretirement benefits other than pensions. This rule provides for recovery in ratemaking proceedings (which, in HL&P's case, has not occurred) of the cost of postretirement benefits calculated in accordance with SFAS No. 106 including amortization of the transition obligation.

         For 1992, the Company and HL&P continued to fund postretirement benefit costs other than pensions on a "pay-as-you-go" basis. The Company made postretirement benefit payments in 1992 of $8.6 million. The Company's postretirement benefit costs were $38 million for 1993, an increase of $27 million over the 1993 "pay-as-you-go" amount.

         The net postretirement benefit cost for the Company in 1993 includes the following components, in thousands of dollars:

          Service cost - benefits earned during
             the period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    9,453
          Interest cost on projected benefit
             obligation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,354
          Actual return on plan assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        ---
          Net amortization and deferrals  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,773
                                                                                                   ----------
          Net postretirement benefit cost   . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   37,580
                                                                                                   ==========

         The funded status of postretirement benefit costs for the Company at December 31, 1993 was as follows, in thousands of dollars:

             Accumulated benefit obligation:
                Retirees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (130,336)
                Fully eligible active plan participants . . . . . . . . . . . . . . . . . . . . .     (22,913)
                Other active plan participants  . . . . . . . . . . . . . . . . . . . . . . . . .     (20,810)
                                                                                                   ----------

                  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (174,059)

                Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . . . . . .        ---
                                                                                                   -----------
                Assets less than accumulated benefit obligation . . . . . . . . . . . . . . . . .    (174,059)
                Unrecognized transitional obligation  . . . . . . . . . . . . . . . . . . . . . .     203,273
                Unrecognized net gain . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (55,682)
                                                                                                   ----------
                Accrued postretirement benefit cost . . . . . . . . . . . . . . . . . . . . . . .  $  (26,468)
                                                                                                   ==========

       The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation in 1993 are as follows:

                                  Medical - under 65                    10.0%
                                  Medical - 65 and over                 11.0%
                                  Dental                                10.0%

       The assumed health care rates gradually decline to 5.4% for both medical categories and 3.7% for dental by the year 2001. The accumulated postretirement benefit obligation was determined using an assumed discount rate of 7.25% for 1993.

       If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1993 would be increased by approximately 8%. The annual effect of the 1% increase on the total of the service and interest costs would be an increase of approximately 10%.

  (8)  COMMITMENTS AND CONTINGENCIES

   (a) HL&P. HL&P has various commitments for capital expenditures, fuel, purchased power, cooling water and operating leases. Commitments in connection with HL&P's capital program are generally revocable by HL&P subject to reimbursement to manufacturers for expenditures incurred or other cancellation penalties. HL&P's other commitments have various quantity requirements and durations. However, if these requirements could not be met, various alternatives are available to mitigate the cost associated with the contracts' commitments.

       HL&P's capital program (exclusive of AFUDC) is presently estimated to cost $478 million in 1994, $381 million in 1995 and $418 million in 1996. These amounts do not include expenditures on projects for which HL&P expects to be reimbursed by customers or other parties.

       HL&P has entered into several long-term coal, lignite and natural gas contracts which have various quantity requirements and durations. Minimum obligations for coal and transportation agreements are approximately $167 million in 1994, and $165 million in 1995 and 1996. In addition, the minimum obligations under the lignite mining and lease agreements will be approximately $14 million annually during the 1994-1996 period. HL&P has entered into several gas purchase agreements containing contract terms in excess of one year which provide for specified purchase and delivery obligations. Minimum obligations for natural gas purchase and natural gas storage contracts are approximately $57.4 million in 1994, $58.9 million in 1995 and $60.5 million in 1996. Collectively, the gas supply contracts included in these figures could amount to 11% of HL&P's annual natural gas requirements. The Utility Commission's rules provide for recovery of the coal, lignite and natural gas costs described above through the energy component of HL&P's electric rates. Nuclear fuel costs are also included in the energy component of HL&P's electric rates based on the cost of nuclear fuel consumed in the reactor.

       HL&P has commitments to purchase firm capacity from cogenerators of approximately $145 million in 1994, $32 million in 1995 and $22 million in 1996. The Utility Commission's rules allow recovery of these costs through HL&P's base rates for electric service and additionally authorize HL&P to charge or credit customers for any variation in actual purchased power cost from the cost utilized to determine its base rates. In the event that the Utility Commission, at some future date, does not allow recovery through rates of any amount of purchased power payments, the three principal firm capacity contracts contain provisions allowing HL&P to suspend or reduce payments and seek repayment for amounts disallowed.

       In November 1990, the Clean Air Act was extensively amended by Congress. HL&P has already made an investment in pollution control facilities, and all of its generating facilities currently comply in all material respects with sulfur dioxide emission standards established by the legislation. Provisions of the Clean Air Act dealing with urban air pollution required establishing new emission limitations for nitrogen oxides from existing sources. The cost of modifications necessary to reduce nitrogen oxide emissions from existing sources has been estimated at $29 million in 1994 and $10.5 million in 1995. In addition, continuous emission monitoring regulations are anticipated to require expenditures of $12 million in 1994 and $2 million in 1995. Capital expenditures are expected to total $71 million for the years 1994 through 1996.

       The Energy Policy Act of 1992, which became law in October 1992, includes a provision that assesses a fee upon domestic utilities having purchased enrichment services from the Department of Energy before October 22, 1992. This fee is to cover a portion of the cost to decontaminate and decommission the enrichment facilities. It is currently estimated that the assessment to the South Texas Project Electric Generating Station (South Texas Project) will be approximately $4 million in 1994 and approximately $2 million each year thereafter (subject to escalation for inflation), of which HL&P's share is 30.8%. This assessment will continue until the earlier of 15 years or when $2.25 billion (adjusted for inflation) has been collected from domestic utilities. Based on HL&P's actual payment of $579,810 in 1993, it recorded an estimated liability of $8.7 million.

       HL&P's service area is heavily dependent on oil, gas, refined products, petrochemicals and related business. Significant adverse events affecting these industries would negatively impact the revenues of the Company and HL&P.

   (b) KBLCOM COMMITMENTS AND OBLIGATIONS UNDER CABLE FRANCHISE AGREEMENTS. KBLCOM's capital additions are estimated to be $77 million in 1994, $110 million in 1995 and $89 million in 1996. KBLCOM and its subsidiaries presently have certain cable franchises containing provisions for construction of cable plant and service to customers within the franchise area. In connection with certain obligations under existing franchise agreements, KBLCOM and its subsidiaries obtain surety bonds and letters of credit guaranteeing performance to municipalities and public utilities. Payment is required only in the event of non-performance. KBLCOM and its subsidiaries have fulfilled all of their obligations such that no payments have been required.

   (c) IMPACT OF THE 1992 CABLE ACT ON KBLCOM. In May 1993, the Federal Communications Commission (FCC) issued its rate regulation rules (Rate
       Rule) which became effective on September 1, 1993. As a result of the Rate Rule, KBLCOM estimates that revenues in 1993 were reduced by approximately $6.8 million. In February 1994, the FCC announced further changes in the Rate Rule and announced its interim cost-of-service standards (Interim COS Standards). The FCC will issue revised benchmark formulas which will produce lower benchmarks, effective May 15, 1994 (Revised Benchmarks). It is impossible to assess the detailed impact of the revised Rate Rule and Interim COS Standards on KBLCOM until the FCC completes and issues the actual text of its rules on the Revised Benchmarks and the Interim COS Standards.

  (9)  JOINTLY-OWNED NUCLEAR PLANT

   (a) HL&P INVESTMENT. HL&P is project manager and one of four co-owners in the South Texas Project, which consists of two 1,250 megawatt nuclear generating units. Unit Nos. 1 and 2 of the South Texas Project achieved commercial operation in August 1988 and June 1989, respectively. Each co-owner funds its own share of capital and operating costs associated with the plant, with HL&P's interest in the project being 30.8%. HL&P's share of the operation and maintenance expenses is included in electric operation and maintenance expenses on the Company's Statements of Consolidated Income and in the corresponding operating expense amounts on HL&P's Statements of Income.

       As of December 31, 1993, HL&P's investments (net of accumulated depreciation and amortization) in the South Texas Project and in nuclear fuel, including AFUDC, were $2.1 billion and $119 million, respectively.

   (b) CITY OF AUSTIN LITIGATION. In 1983, the City of Austin (Austin), one of the four co-owners of the South Texas Project, filed a lawsuit against the Company and HL&P alleging that it was fraudulently induced to participate in the South Texas Project and that HL&P failed to perform properly its duties as project manager. After a jury trial in 1989, judgment was entered in favor of HL&P, and that judgment was affirmed on appeal. In May 1993, following the expiration of Austin's rights to appeal to the United States Supreme Court, the judgment in favor of the Company and HL&P became final.

       On February 22, 1994, Austin filed a new suit against HL&P. In that suit, filed in the 164th District Court for Harris County, Texas, Austin alleges that the outages at the South Texas Project since February 1993 are due to HL&P's failure to perform obligations it owed to Austin under the Participation Agreement among the four co-owners of the South Texas Project (Participation Agreement). Austin asserts that such failures have caused Austin damages of at least $125 million, which are continuing, due to the incurrence of increased operating and maintenance costs, the cost of replacement power and lost profits on wholesale transactions that did not occur. Austin states that it will file a "more detailed" petition at a later date. For a discussion of the 1993 outage, see Note 9(f).

       As it did in the litigation filed against HL&P in 1983, Austin asserts that HL&P breached obligations HL&P owed under the Participation Agreement to Austin, and Austin seeks a declaration that HL&P had as duty to exercise reasonable care in the operation and maintenance of the South Texas Project. In that earlier litigation, however, the courts concluded that the Participation Agreement did not impose on HL&P a duty to exercise reasonable skill and care as Project Manager.

       Austin also asserts in its new suit that certain terms of a settlement reached in 1992 among HL&P and Central and South West Corporation (CSW) and its subsidiary, Central Power and Light Company (CPL), are invalid and void. The Participation Agreement permits arbitration of certain disputes among the owners, and the challenged settlement terms provide that in any future arbitration, HL&P and CPL would each appoint an arbitrator acceptable to the other. Austin asserts that, as a result of this agreement, the arbitration provisions of the Participation Agreement are void and Austin should not be required to participate in or be bound by arbitration proceedings; alternatively, Austin asserts that HL&P's rights with respect to CPL's appointment of an arbitrator should be shared with all the owners or canceled, and Austin seeks injunctive relief against arbitration of its dispute with HL&P. For a further discussion of the settlement among HL&P, CSW and CPL, see Note 9(c) below.

       HL&P and the Company do not believe there is merit to Austin's claims, and they intend to defend vigorously against them. However, there can be no assurance as to the ultimate outcome of this matter.

   (c) ARBITRATION WITH CO-OWNERS. During the course of the litigation filed by Austin in 1983, the City of San Antonio (San Antonio) and CPL, the other two co-owners in the South Texas Project, asserted claims for unspecified damages against HL&P as project manager of the South Texas Project, alleging HL&P breached its duties and obligations. San Antonio and CPL requested arbitration of their claims under the Participation Agreement. This matter was severed from the Austin litigation and is pending before the 101st District Court in Dallas County, Texas.

       The 101st District Court ruled that the demand for arbitration is valid and enforceable under the Participation Agreement, and that ruling has been upheld by appellate courts. Arbitrators were appointed by HL&P and each of the other co-owners in connection with the District Court's ruling. The Participation Agreement provides that the four appointed arbitrators will select a fifth arbitrator, but that action has not yet occurred.

       In 1992, the Company and HL&P entered into a settlement with CPL and CSW with respect to various matters including the arbitration and related legal proceedings. Pursuant to the settlement, CPL withdrew its demand for arbitration under the Participation Agreement, and the Company, HL&P, CSW and CPL dismissed litigation associated with the dispute. The settlement also resolved other disputes between the parties concerning various transmission agreements and related billing disputes. In addition, the parties also agreed to support, and to seek consent of the other owners of the South Texas Project to, certain amendments to the Participation Agreement, including changes in the management structure of the South Texas Project through which HL&P would be replaced as project manager by an independent entity.

       Although settlement with CPL does not directly affect San Antonio's pending demand for arbitration, HL&P and CPL have reached certain other understandings which contemplate that: (i) CPL's arbitrator previously appointed for that proceeding would be replaced by CPL; (ii) arbitrators approved by CPL and HL&P for any future arbitrations will be mutually acceptable to HL&P and CPL; and (iii) HL&P and CPL will resolve any future disputes between them concerning the South Texas Project without resorting to the arbitration provision of the Participation Agreement. The settlement with CPL did not have a material adverse effect on the Company's or HL&P's financial position and results of operations.

       In February 1994, San Antonio indicated a desire to move forward with its demand for arbitration and suggested that San Antonio considers all allegations of mismanagement against HL&P to be appropriate subjects for arbitration in that proceeding, not just allegations related to the planning and construction of the South Texas Project. It is unclear what additional allegations San Antonio may make, but it is possible that San Antonio will assert that HL&P has liability for all or some portion of the additional costs incurred by San Antonio due to the 1993 outage of the South Texas Project. For a discussion of that outage see
       Note 9(f).

       HL&P and the Company continue to regard San Antonio's claims to be without merit. From time to time, HL&P and other parties to these proceedings have held discussions with a view toward settling their differences on these matters.

       While HL&P and the Company cannot give definite assurance regarding the ultimate resolution of the San Antonio litigation and arbitration, they presently do not believe such resolutions will have a material adverse impact on HL&P's or the Company's financial position and results of operations.

   (d) NUCLEAR INSURANCE. HL&P and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverages as required by law and periodically review available limits and coverage for additional protection. The owners of the South Texas Project currently maintain $500 million in primary property damage insurance from American Nuclear Insurers (ANI). Effective November 15, 1993, the maximum amounts of excess property insurance available through the insurance industry increased from $2.125 billion to $2.2 billion. This $2.2 billion of excess property insurance coverage includes $800 million of excess insurance from ANI and $1.4 billion of excess property insurance coverage through participation in the Nuclear Electric Insurance Limited (NEIL) II program. The owners of the South Texas Project have approved the purchase of the additional available excess property insurance coverage. Additionally, effective January 1, 1994, ANI will be increasing their excess property insurance limits to $850 million, and the owners of the South Texas Project have also approved the purchase of the additional limits at the March 1, 1994 renewal for ANI excess property insurance. Under NEIL II, HL&P and the other owners of the South Texas Project are subject to a maximum assessment, in the aggregate, of approximately $15.9 million in any one policy year. The application of the proceeds of such property insurance is subject to the priorities established by the United States Nuclear Regulatory Commission (NRC) regulations relating to the safety of licensed reactors and decontamination operations.

       Pursuant to the Price Anderson Act, the maximum liability to the public for owners of nuclear power plants, such as the South Texas Project, was increased from $7.9 billion to $9.3 billion effective February 18, 1994. Owners are required under the Act to insure their liability for nuclear incidents and protective evacuations by maintaining the maximum amount of financial protection available from private sources and by maintaining secondary financial protection through an industry retrospective rating plan. Effective August 20, 1993, the assessment of deferred premiums provided by the plan for each nuclear incident has increased from $63 million to up to $75.5 million per reactor subject to indexing for inflation, a possible 5% surcharge (but no more than $10 million per reactor per incident in any one year) and a 3% state premium tax. HL&P and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan.

       There can be no assurance that all potential losses or liabilities will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on HL&P's and the Company's financial condition.

   (e) NUCLEAR DECOMMISSIONING. HL&P and the other co-owners of the South Texas Project are required by the NRC to meet minimum decommissioning funding requirements to pay the costs of decommissioning the South Texas Project. Pursuant to the terms of the order of the Utility Commission in Docket No. 9850, HL&P is currently funding decommissioning costs for the South Texas Project with an independent trustee at an annual amount of $6 million.

       As of December 31, 1993, the trustee held approximately $18.7 million for decommissioning, for which the asset and liability are reflected on the Company's Consolidated and HL&P's Balance Sheets in deferred debits and deferred credits, respectively. HL&P's funding level is estimated to provide approximately $146 million in 1989 dollars, an amount which currently exceeds the NRC minimum. However, the South Texas Project co-owners have engaged an outside consultant to review the estimated decommissioning costs of the South Texas Project which review should be completed by the end of 1994. While changes to present funding levels, if any, cannot be estimated at this time, a substantial increase in funding may be necessary. No assurance can be given that the amounts held in trust will be adequate to cover the decommissioning costs.

   (f) NRC INSPECTIONS AND OPERATIONS. Both generating units at the South Texas Project were out of service from February 1993 to February 1994, when Unit No. 1 was authorized by the NRC to return to service. Currently, Unit No. 1 is out of service for repairs to a small steam generator leak encountered following the unit's shutdown to repair a feedwater control valve. Those repairs are scheduled for completion by mid-March 1994, and no formal NRC approval is required to resume operation of Unit No. 1. Unit No. 2 is currently scheduled to resume operation after completion of regulatory reviews, in the spring of 1994. HL&P removed the units from service in February 1993 when a problem was encountered with certain pumps. At that time HL&P concluded that the units should not resume operation until HL&P had determined the root cause of the failure and had briefed the NRC and corrective action had been taken. The NRC formalized that commitment in a Confirmatory Action Letter, which confirmed that HL&P would not resume operations until it had briefed the NRC on its findings and actions. Subsequently, that Confirmatory Action Letter was supplemented by the NRC to require HL&P, prior to resuming operations, to address additional matters which were identified during the course of analyzing the issues associated with the original pump failure and during various subsequent NRC inspections and reviews.

       In June 1993, the NRC announced that the South Texas Project had been placed on the NRC's "watch list" of plants with "weaknesses that warrant increased NRC attention." Plants in this category are authorized to operate but are subject to close monitoring by the NRC. The NRC reviews the status of plants on this list semi-annually, but HL&P does not anticipate that the South Texas Project would be removed from that list until there has been a period of operation for both units, and the NRC concludes that the concerns which led the NRC to place the South Texas Project on that list have been satisfactorily addressed.

       The NRC's decision to place the South Texas Project on its "watch list" followed the June 1993 issuance of a report by its Diagnostic Evaluation Team (DET) which conducted a review of the South Texas Project in the spring of 1993 and identified a number of areas requiring improvement at the South Texas Project. Conducted infrequently, NRC diagnostic evaluations do not evaluate compliance with NRC regulations but are broad-based evaluations of overall plant operations and are intended to review the strengths and weaknesses of the licensee's performance and to identify the root cause of performance problems.

       The DET report found, among other things, weaknesses in maintenance and testing, deficiencies in training and in the material condition of some equipment, strained staffing levels in operations and several weaknesses in engineering support. The report cited the need to reduce backlogs of engineering and maintenance work and to simplify work processes which, the DET found, placed excessive burdens on operating and other plant personnel. The report also identified the need to strengthen management communications, oversight and teamwork as well as the capability to identify and correct the root causes of problems. The DET also expressed concern with regard to the adequacy of resources committed to resolving issues at the South Texas Project but noted that many issues had already been identified and were being addressed by HL&P.

       In response to the DET report, HL&P presented its plan to address the issues raised in that report and began its action program to address those concerns. While those programs were being implemented, HL&P also initiated additional activities and modifications that were not previously scheduled during 1993 but which are designed to eliminate the need for some future outages and to enhance operations at the South Texas Project. The NRC conducted additional inspections and reviews of HL&P's plans and agreed in February 1994 that HL&P's progress in addressing the NRC's concerns had satisfied the issues raised in the Confirmatory Action Letter with respect to Unit No. 1. The NRC concurred in HL&P's determination that Unit No. 1 could resume operation. Work is now underway to address the NRC's concerns with respect to Unit No. 2, which HL&P anticipates will not require as extensive an effort as was required by the NRC for Unit No. 1. However, difficulties encountered in completing actions required on Unit No. 2 and any additional issues which may be raised in the conduct of those activities or in the operation of Unit No. 1 could adversely affect the anticipated schedule for resuming operation of Unit No. 2. During the outage, HL&P has not had, and does not anticipate having, difficulty in meeting its energy needs.

       During the outage, both fuel and non-fuel expenditures have been higher for HL&P than levels originally projected for the year. HL&P's non-fuel expenditures for the South Texas Project during 1993 were approximately $115 million greater than originally budgeted levels (of which HL&P's share was $35 million) for work undertaken in connection with the DET and for other initiatives taken during the year. It is expected that, subsequent to 1993, operation and maintenance costs will continue to be higher than previous levels in order to support additional initiatives developed in 1993. Fuel costs also were necessarily higher due to the use of higher cost alternative fuels. However, these increased expenditures are expected to be offset to some extent by savings from future outages that can now be avoided as a result of activities accelerated into 1993 and from overall improvement in operations resulting from implementing the programs developed during the outage. For a discussion of regulatory treatment related to the outage, see Notes 10(f) and 10(g).

       During 1993, the NRC imposed a total of $500,000 in civil penalties (of which HL&P's share was $154,000) in connection with violations of NRC requirements.

       In March 1993, a Houston newspaper reported that the NRC had referred to the Department of Justice allegations that the employment of three former employees and an employee of a contractor to HL&P had been terminated or disrupted in retaliation for their having made safety-related complaints to the NRC. Such retaliation, if proved, would be contrary to requirements of the Atomic Energy Act and regulations promulgated by the NRC. The NRC has confirmed to HL&P that these matters have been referred to the Department of Justice for consideration of further action and has notified HL&P that the NRC is considering enforcement action against HL&P and one or more HL&P employees in connection with one of those cases. HL&P has been advised by counsel that most referrals by the NRC to the Department of Justice do not result in prosecutions. The Company and HL&P strongly believe that the facts underlying these events would not support action by the Department of Justice against HL&P or any of its personnel; accordingly, HL&P intends to defend vigorously against such charges. HL&P also intends to defend vigorously against civil proceedings filed in the state court in Matagorda County, Texas, by the complaining employees and against administrative proceedings before the Department of Labor and the NRC, which, independently of the Department of Justice, could impose administrative sanctions if they find violations of the Atomic Energy Act or the NRC regulations. These administrative sanctions may include civil penalties in the case of the NRC and, in the case of the Department of Labor, ordering reinstatement and back pay and/or imposing civil penalties. Although the Company and HL&P do not believe these allegations have merit or will have a material adverse effect on the Company or HL&P, neither the Company nor HL&P can predict at this time their outcome.

 (10)  UTILITY COMMISSION PROCEEDINGS

       Pursuant to a series of applications filed by HL&P in recent years, the Utility Commission has granted HL&P rate increases to reflect in electric rates HL&P's substantial investment in new plant construction, including the South Texas Project. Although Utility Commission action on those applications has been completed, judicial review of a number of the Utility Commission orders is pending. In Texas, Utility Commission orders may be appealed to a District Court in Travis County, and from that Court's decision an appeal may be taken to the Court of Appeals for the 3rd District at Austin (Austin Court of Appeals). Discretionary review by the Supreme Court of Texas may be sought from decisions of the Austin Court of Appeals. The pending appeals from the Utility Commission orders are in various stages. In the event the courts ultimately reverse actions of the Utility Commission in any of these proceedings, such matters would be remanded to the Utility Commission for action in light of the courts' orders. Because of the number of variables which can affect the ultimate resolution of such matters on remand, the Company and HL&P generally are not in a position at this time to predict the outcome of the matters on appeal or the ultimate effect that adverse action by the courts could have on the Company and HL&P. On remand, the Utility Commission's action could range from granting rate relief substantially equal to the rates previously approved, to a reduction in the revenues to which HL&P was entitled during the time the applicable rates were in effect, which could require a refund to customers of amounts collected pursuant to such rates.

       Judicial review has been concluded or currently is pending on the final orders of the Utility Commission described below.

   (a) DOCKET NOS. 6765, 6766 AND 5779. In February 1993, the Austin Court of Appeals granted a motion by the Office of Public Utility Counsel (OPC) to voluntarily dismiss its appeal of the Utility Commission's order in HL&P's 1984 rate case (Docket No. 5779). In December 1993, the Supreme Court of Texas granted a similar motion by OPC to dismiss its appeal of the Utility

       Commission's order in HL&P's 1986 rate case (Docket Nos. 6765 and 6766). As a result, appellate review of the Utility Commission's orders in those dockets has been concluded, and the orders have been affirmed.

   (b) DOCKET NO. 8425. In October 1992, a District Court in Travis County, Texas affirmed the Utility Commission's order in HL&P's 1988 rate case (Docket No. 8425). An appeal to the Austin Court of Appeals is pending. In its final order in that docket, the Utility Commission granted HL&P a $227 million increase in base revenues, allowed a 12.92% return on common equity, authorized a qualified phase-in plan for Unit No. 1 of the South Texas Project (including approximately 72% of HL&P's investment in Unit No. 1 of the South Texas Project in rate base) and authorized HL&P to use deferred accounting for Unit No. 2 of the South Texas Project. Rates substantially corresponding to the increase granted were implemented by HL&P in June 1989 and remained in effect until May 1991.

       In the appeal of the Utility Commission's order, certain parties have challenged the Utility Commission's decision regarding deferred accounting, treatment of federal income tax expense and certain other matters. A recent decision of the Austin Court of Appeals, in an appeal involving another utility (and to which HL&P was not a party), adopted some of the arguments being advanced by parties challenging the Utility Commission's order in Docket No. 8425. In that case, Public Utility Commission of Texas vs. GTE-SW, the Austin Court of Appeals ruled that when a utility pays federal income taxes as part of a consolidated group, the utility's ratepayers are entitled to a fair share of the tax savings actually realized, which can include savings resulting from unregulated activities. The Texas Supreme Court has agreed to hear an appeal of that decision, but on points not involving the federal income tax issues, though tax issues could be decided in such opinion.

       In its final order in Docket No. 8425, the Utility Commission did not reduce HL&P's tax expense by any of the tax savings resulting from the Company's filing of a consolidated tax return. Although the GTE decision was not legally dispositive of the tax issues presented in the appeal of Docket No. 8425, it is possible that the Austin Court of Appeals could utilize the reasoning in GTE in addressing similar issues in the appeal of Docket No. 8425. However, in February 1993 the Austin Court of Appeals, considering an appeal involving another telephone utility, upheld Utility Commission findings that the tax expense for the utility included the utility's fair share of the tax savings resulting from a consolidated tax return, even though the utility's fair share of the tax savings was determined to be zero. HL&P believes that the Utility Commission findings in Docket No. 8425 and in Docket No. 9850 (see Note 10(c)) should be upheld on the same principle (i.e., that the Utility Commission determined that the fair share of tax savings to be allocated to ratepayers is determined to be zero). However, no assurance can be made as to the ultimate outcome of this matter.

       The Utility Commission's order in Docket No. 8425 may be affected also by the ultimate resolution of appeals concerning the Utility Commission's treatment of deferred accounting. For a discussion of appeals of the Utility Commission's orders on deferred accounting, see Notes 10(e) and 11.

   (c) DOCKET NO. 9850. In August 1992, a district court in Travis County affirmed the Utility Commission's final order in HL&P's 1991 rate case (Docket No. 9850). That decision was appealed by certain parties to the Austin Court of Appeals, raising issues concerning the Utility Commission's approval of a non-unanimous settlement in that docket, the Utility Commission's calculation of federal income tax expense and the allowance of deferred accounting reflected in the settlement. In August 1993, the Austin Court of Appeals affirmed on procedural grounds the ruling by the Travis County District Court, and applications for writ of error were filed with the Supreme Court of Texas by one of the other parties to the proceeding. The Supreme Court has not yet ruled on these applications. In Docket No. 9850, the Utility Commission approved a settlement agreement reached with most parties. That settlement agreement provided for a $313 million increase in HL&P's base rates, termination of deferrals granted with respect to Unit No. 2 of the South Texas Project and of the qualified phase-in plan deferrals granted with respect to Unit No. 1 of the South Texas Project, and recovery of deferred plant costs. The settlement authorized a 12.55% return on common equity for HL&P, and HL&P agreed not to request additional increases in base rates that would be implemented prior to May 1, 1993. Rates contemplated by that settlement agreement were implemented in May 1991 and remain in effect.

       The Utility Commission's order in Docket No. 9850 found that HL&P would have been entitled to more rate relief than the $313 million agreed to in the settlement, but certain recent actions of the Austin Court of Appeals could, if ultimately upheld and applied to the appeal of Docket No. 9850, require a remand of that settlement to the Utility Commission. HL&P believes that the amount which the Utility Commission found HL&P was entitled to would exceed any disallowance that would have been required under the Austin Court of Appeals' ruling regarding deferred accounting (see Notes 10(e) and 11) or any adverse effect on the calculation of tax expense if the court's ruling in the GTE decision were applied to that settlement (see Note 10(b) above). However, the amount of rate relief to which the Utility Commission found HL&P to be entitled in excess of the $313 million agreed to in the settlement may not be sufficient if the reasoning in both the GTE decision and the ruling on deferred accounting were to be applied to the settlement agreement in Docket No. 9850. Although HL&P believes that it should be entitled to demonstrate entitlement to rate relief equal to that agreed to in the stipulation in Docket No. 9850, HL&P cannot rule out the possibility that a remand and reopening of that settlement would be required if decisions unfavorable to HL&P are rendered on both the deferred accounting treatment and the calculation of tax expense for ratemaking purposes.

  (d) DOCKET NO. 6668. In June 1990, the Utility Commission issued the final order in Docket No. 6668, the Utility Commission's inquiry into the prudence of the planning, management and construction of the South Texas Project. The Utility Commission's findings and order in Docket No. 6668 were incorporated in Docket No. 8425, HL&P's 1988 general rate case. Pursuant to the findings in Docket No. 6668, the Utility Commission found imprudent $375.5 million out of HL&P's $2.8 billion investment in the two units of the South Texas Project.

       The Utility Commission's findings did not reflect $207 million in benefits received in a settlement of litigation with the former architect-engineer of the South Texas Project or the effects of federal income taxes, investment tax credits or certain deferrals. In addition, accounting standards require that the equity portion of AFUDC accrued for regulatory purposes under deferred accounting orders be utilized to determine the cost disallowance for financial reporting purposes. After taking all of these items into account, HL&P recorded an after-tax charge of $15 million in 1990 and continued to reduce such loss with the equity portion of deferrals in 1991 related to Unit No. 2 of the South Texas Project. The findings in Docket No. 6668 represent the Utility Commission's final determination regarding the prudence of expenditures associated with the planning and construction of the South Texas Project. Unless the order is modified or reversed on appeal, HL&P will be precluded from recovering in rate proceedings the amount found imprudent by the Utility Commission.

       Appeals by HL&P and other parties of the Utility Commission's order in Docket No. 6668 were dismissed by a District Court in Travis County in May 1991. However, in December 1992 the Austin Court of Appeals reversed the District Court's dismissals on procedural grounds. HL&P and other parties have filed applications for writ of error with the Supreme Court of Texas concerning the order by the Austin Court of Appeals, but unless the order is modified on further review, HL&P anticipates that the appeals of the parties will be reinstated and that the merits of the issues raised in those appeals of Docket No. 6668 will be considered by the District Court, with the possibility of subsequent judicial review once the District Court has acted on those appeals. In addition, separate appeals are pending from Utility Commission orders in Dockets Nos. 8425 and 9850, in which the findings of the order in Docket No. 6668 are reflected in rates. See Notes 10(b) and 10(c).

   (e) DOCKET NOS. 8230 AND 9010. Deferred accounting treatment for Unit No. 1 of the South Texas Project was authorized by the Utility Commission in Docket No. 8230 and was extended in Docket No. 9010. Similar deferred accounting treatment with respect to Unit No. 2 of the South Texas Project was authorized in Docket No. 8425. For a discussion of the deferred accounting treatment granted, see Note 11. In September 1992, the Austin Court of Appeals, in considering the appeal of the Utility Commission's final order in Docket Nos. 8230 and 9010, upheld the Utility Commission's action in granting deferred accounting treatment for operation and maintenance expenses, but rejected such treatment for the carrying costs associated with the investment in Unit No. 1 of the South Texas Project. That ruling followed the Austin Court of Appeals decision rendered in August 1992, on a motion for rehearing, involving another utility which had been granted similar deferred accounting treatment for another nuclear plant. In its August decision, the court ruled that Texas law did not permit the Utility Commission to allow the utility to place the carrying costs associated with the investment in the utility's rate base, though the court observed that the Utility Commission could allow amortization of such costs.

       The Supreme Court of Texas has granted applications for writ of error with respect to the Austin Court of Appeals decision regarding Docket Nos. 8230 and 9010. The Supreme Court of Texas has also granted applications for writ of error on three other decisions by the Austin Court of Appeals regarding deferred accounting treatment granted to other utilities by the Utility Commission. The Supreme Court heard oral arguments on these appeals on September 13, 1993. The court has not yet ruled.

  (f) DOCKET NO. 12065. HL&P is not currently seeking authority to change its base rates for electric service, but the Utility Commission has authority to initiate a rate proceeding pursuant to Section 42 of the Public Utility Regulatory Policy Act (PURA) to determine whether existing rates are unjust or unreasonable. In 1993, the Utility Commission referred to an administrative law judge (ALJ) the complaint of a former employee of HL&P seeking to initiate such a proceeding.

       On February 23, 1994, the ALJ concluded that a Section 42 proceeding should be conducted and that HL&P should file full information, testimony and schedules justifying its rates. The ALJ acknowledged that the decision was a close one, and is subject to review by the Utility Commission. However, he concluded that information concerning HL&P's financial results as of December 1992 indicated that HL&P's adjusted revenues could be approximately $62 million (or 2.33% of its adjusted base revenues) more than might be authorized in a current rate proceeding. The ALJ's conclusion was based on various accounting considerations, including use of a different treatment of federal income tax expense than the method utilized in HL&P's last rate case. The ALJ also found that there could be a link between the 1993 outage at the

       South Texas Project, the NRC's actions with respect to the South Texas Project and possible mismanagement by HL&P, which in turn could result in a reduction of HL&P's authorized rate of return as a penalty for imprudent management.

       HL&P and the Company believe that the examiner's analysis is incorrect, that the South Texas Project has not been imprudently managed, and that ordering a Section 42 proceeding at this time is unwarranted and unnecessarily expensive and burdensome. HL&P has appealed the ALJ's decision to the Utility Commission.

       If HL&P ultimately is required to respond to a Section 42 inquiry, it will assert that it remains entitled to rates at least at the levels currently authorized. However, there can be no assurance as to the outcome of a Section 42 proceeding if it is ultimately authorized, and HL&P's rates could be reduced following a hearing. HL&P believes that any reduction in base rates as a result of a Section 42 inquiry would take effect prospectively.

       HL&P is also a defendant in a lawsuit filed in a Fort Bend County, Texas, district court by the same former HL&P employee who originally initiated the Utility Commission complaint concerning HL&P's rates. In that suit, Pace and Scott v. HL&P, the former employee contends that HL&P is currently charging illegal rates since the rates authorized by the Utility Commission do not allocate to ratepayers tax benefits accruing to the Company and to HL&P by virtue of the fact that HL&P's federal income taxes are paid as part of a consolidated group. HL&P is seeking dismissal of that suit because in Texas exclusive jurisdiction to set electric utility rates is vested in municipalities and in the Utility Commission, and the courts have no jurisdiction to set such rates or to set aside authorized rates except through judicial appeals of Utility Commission orders in the manner prescribed in applicable law. Although substantial damages have been claimed by the plaintiffs in that litigation, HL&P and the Company consider this litigation to be wholly without merit, and do not presently believe that it will have a material adverse effect on the Company's or HL&P's results of operations, though no assurances can be given as to its ultimate outcome at this time.

   (g) FUEL RECONCILIATION. HL&P recovers fuel costs incurred in electric generation through a fixed fuel factor that is set by the Utility Commission. The difference between fuel revenues billed pursuant to such factor and fuel expense incurred is recorded as an addition to or a reduction of revenues, with a corresponding entry to under- or over-recovered fuel, as appropriate. Amounts collected pursuant to the fixed fuel factor must be reconciled periodically by the Utility Commission against actual, reasonable costs as determined by the Utility Commission. Any fuel costs which the Utility Commission determines are unreasonable in a fuel reconciliation proceeding would not be recoverable from customers, and a charge against earnings would result. Under Utility Commission rules, HL&P is required to file an application to reconcile those costs in 1994. Such a filing would also be required in conjunction with any rate proceeding that may be filed, such as the
       Section 42 proceeding described in Note 10(f).

       Unless filed earlier in conjunction with a rate proceeding, HL&P currently anticipates filing its fuel reconciliation application in the fourth quarter of 1994 in accordance with a schedule proposed by the Utility Commission staff. If that schedule is approved by the Utility Commission, HL&P anticipates that fuel costs through some time in 1994 will be submitted for reconciliation. No hearing would be anticipated in that reconciliation proceeding before 1995.

       The schedule for a fuel reconciliation proceeding could be affected by the institution of a prudence inquiry concerning the outage at the South Texas Project. The Utility Commission staff has indicated a desire to conduct an inquiry into the prudence of HL&P's management prior to and during the outage, but it is currently unknown what action the Utility Commission will take on that request or what the nature and scope of any such proceeding would be. Such an inquiry could also be conducted in connection with a rate proceeding under Section 42 of PURA if one is instituted by the Utility Commission.

       Through the end of 1993, HL&P had recovered through the fuel factor approximately $115 million (including interest) less than the amounts expended for fuel, a significant portion of which under recovery occurred in 1993 during the outage at the South Texas Project. In any review of costs incurred during the period of the 1993 outage at the South Texas Project, it is anticipated that other parties will contend that a portion of fuel costs incurred should be attributed to imprudence on the part of HL&P and thus should be disallowed as unreasonable, with recovery from rate payers denied. Those amounts could be substantial. HL&P intends to defend vigorously against any allegation that its actions have been imprudent or that any portion of its costs incurred should be judged to be unreasonable, but no prediction can be made as to the ultimate outcome of such a proceeding.

 (11)  DEFERRED PLANT COSTS

       Deferred plant costs were authorized for the South Texas Project by the Utility Commission in two contexts. In the first context, or "deferred accounting," the Utility Commission orders permitted HL&P, for regulatory purposes, to continue to accrue carrying costs in the form of AFUDC (at a 10% rate) on its investment in the two units of the South Texas Project until costs of such units were reflected in rates (which was July 1990 for approximately 72% of Unit No. 1, and May 1991 for the remainder of Unit No. 1 and 100% of Unit No. 2) and to defer and capitalize depreciation, operation and maintenance, insurance and tax expenses associated with such units during the deferral period. Accounting standards do not permit the accrual of the equity portion of AFUDC for financial reporting purposes under these circumstances. However, in accordance with accounting standards, such amounts were utilized to determine the amount of plant cost disallowance for financial reporting purposes.

       The deferred expenses and the debt portion of the carrying costs associated with the South Texas Project are included on the Company's Statements of Consolidated Income in deferred expenses and deferred carrying costs, respectively.

       Beginning with the June 1990 order in Docket No. 8425, deferrals were permitted in a second context, a "qualified phase-in plan" for Unit No. 1 of the South Texas Project. Accounting standards require allowable costs deferred for future recovery under a qualified phase-in plan to be capitalized as a deferred charge if certain criteria are met. The qualified phase-in plan as approved by the Utility Commission meets these criteria.

       During the period June 1990 through May 15, 1991, HL&P deferred depreciation and property taxes related to the 28% of its investment in Unit No. 1 of the South Texas Project not reflected in the Docket No. 8425 rates and recorded a deferred return on that investment as part of the qualified phase-in plan. Deferred return represents the financing costs (equity and debt) associated with the qualified phase-in plan. The deferred expenses and deferred return related to the qualified phase-in plan are included on the Company's Statements of Consolidated Income and HL&P's Statements of Income in deferred expenses and deferred return under phase-in plan, respectively. Under the phase-in plan, these accumulated deferrals will be recoverable within ten years of the June 1990 order.

        On May 16, 1991, HL&P implemented under bond, in Docket No. 9850, a $313 million base rate increase consistent with the terms of the settlement. Accordingly, HL&P ceased all cost deferrals related to the South Texas Project and began the recovery of such amounts. These deferrals are being amortized on a straight-line basis as allowed by the final order in Docket No. 9850. The amortization of these deferrals totaled $25.8 million for both 1993 and 1992 and $16.1 million in 1991, and is included on the Company's Statements of Consolidated Income and HL&P's Statements of Income in depreciation and amortization expense. See also Notes 10(b), 10(c) and 10(e).

       The following table shows the original balance of the deferrals and the unamortized balance at December 31, 1993.

                                                                                                    Balance at
                                                                                Original           December 31,
                                                                                Balance                1993
                                                                               ---------           -----------
                                                                                   (Thousands of Dollars)
       Deferred Accounting: (a)

           Deferred Expenses  . . . . . . . . . . . . . . . . . . . . . .      $ 250,151           $ 233,341
           Deferred Carrying Costs on
                 Plant Investment . . . . . . . . . . . . . . . . . . . .        399,972             373,094
                                                                               ---------           ---------
              Total . . . . . . . . . . . . . . . . . . . . . . . . . . .        650,123             606,435

       Qualified Phase-In Plan: (b)   . . . . . . . . . . . . . . . . . .         82,254              58,264
                                                                               ---------           ---------

       Total Deferred Plant Cost  . . . . . . . . . . . . . . . . . . . .      $ 732,377           $ 664,699
                                                                               =========           =========

       __________
       (a) Amortized over the estimated depreciable life of the South Texas Project.

       (b)    Amortized over nine years beginning in May 1991.

       As of December 31, 1993, HL&P has recorded deferred income taxes of $200.9 million with respect to deferred accounting and $14.5 million with respect to the deferrals associated with the qualified phase-in plan.

(12)   MALAKOFF ELECTRIC GENERATING STATION

       The scheduled in-service dates for the Malakoff Electric Generating Station (Malakoff) units were postponed during the 1980's as expectations of continued strong load growth were tempered. These units have been indefinitely deferred due to the availability of other cost effective resource options. In 1987, all developmental work was stopped and AFUDC accruals ceased.

       Due to the indefinite postponement of the in-service date for Malakoff, the engineering design work is no longer considered viable. The costs associated with this engineering design work are currently included in rate base and are earning a return per the Utility Commission's final order in Docket No. 8425. Pursuant to HL&P's determination that such costs will have no future value, $84.1 million was reclassified from plant held for future use to recoverable project costs as of December 31, 1992. An additional $7.0 million was reclassified to recoverable project costs in 1993. Amortization of these amounts began in 1993. Amortization amounts will correspond to the amounts being earned as a result of the inclusion of such costs in rate base. The Utility Commission's action in allowing treatment of those costs as plant held for future use has been challenged in the pending appeal of the Utility

       Commission's final order in Docket No. 8425. Also, recovery of such Malakoff costs may be addressed if rate proceedings are initiated such as that proposed under Section 42 of PURA. See Notes 10(b) and 10(f) for a discussion of these respective proceedings.

       In June 1990, HL&P purchased from its then fuel supply affiliate, Utility Fuels, all of Utility Fuels' interest in the lignite reserves and lignite handling facilities for Malakoff. The purchase price was $138.2 million, which represented the net book value of Utility Fuels' investment in such reserves and facilities. As part of the June 1990 rate order (Docket No. 8425), the Utility Commission ordered that issues related to the prudence of the amounts invested in the lignite reserves be considered in HL&P's next general rate case which was filed in November 1990 (Docket No. 9850). However, under the October 1991 Utility Commission order in Docket No. 9850, this determination was postponed to a subsequent docket.

       HL&P's remaining investment in Malakoff through December 31, 1993 of $167 million, consisting primarily of lignite reserves and land, is included on the Company's Consolidated and HL&P's Balance Sheets in plant held for future use. For the 1994-1996 period, HL&P anticipates $14 million of expenditures relating to lignite reserves, primarily to keep lignite leases and other related agreements in effect.

(13)   RECOVERABLE PROJECT COSTS

       The Utility Commission has allowed recovery of certain costs over a period of time by amortizing those costs for rate making purposes. However, recoverable project costs have not been included in rate base and, as a result, no return on investment is being earned during the recovery period. Malakoff is the only remaining project with an unrecovered amount of $118 million at December 31, 1993, with remaining recovery periods of 72 months ($78 million) and 78 months ($40 million).

(14)   INCOME TAXES

       The Company records income taxes under SFAS No. 109, which among other things, (i) requires the liability method be used in computing deferred taxes on all temporary differences between book and tax bases of assets other than goodwill; (ii) requires that deferred tax liabilities and assets be adjusted for an enacted change in tax laws or rates; and (iii) prohibits net-of-tax accounting and reporting. SFAS No. 109 requires that regulated enterprises recognize such adjustments as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. KBLCOM has significant temporary differences related to its 1986 and 1989 acquisitions of cable television systems, the tax effect of which were recognized when SFAS No. 109 was adopted.

       During 1993, federal tax legislation was enacted that changes the income tax consequences for the Company and HL&P. The principal provision of the new law which affects the Company and HL&P is the change in the corporate income tax rate from 34% to 35%. A net regulatory asset and the related deferred federal income tax liability of $71.3 million was recorded by HL&P in 1993. The effect of the new law, which decreased the Company's net income by $14.3 million was recognized as a component of income tax expense in 1993. The effect on the Company's deferred taxes for the change in the new law was $10.9 million in 1993.

   The Company's current and deferred components of income tax expense are as follows:

                                                                                Year Ended December 31,
                                                                 --------------------------------------------------
                                                                   1993                 1992                1991
                                                                 ---------           ----------           ---------
                                                                                 (Thousands of Dollars)
   Current:
       U.S.   . . . . . . . . . . . . . . . . . . . . . . .      $ 113,248           $ 130,360            $ 138,195
       Foreign  . . . . . . . . . . . . . . . . . . . . . .            286
   Deferred:
       Liberalized depreciation   . . . . . . . . . . . . .         99,426              82,013               87,282
       Investment tax credit  . . . . . . . . . . . . . . .        (20,185)            (19,950)             (19,903)
       Alternative minimum tax  . . . . . . . . . . . . . .          8,542                (438)              10,391
       Excess deferred taxes  . . . . . . . . . . . . . . .         (9,625)            (17,403)             (17,532)
       Deferred plant costs   . . . . . . . . . . . . . . .         (6,867)             (6,671)              22,828
       Malakoff write-off   . . . . . . . . . . . . . . . .         43,303
       Under recovery of fuel   . . . . . . . . . . . . . .         12,083
       IRS 1983-84 audit assessment   . . . . . . . . . . .                                                  (2,446)
       Other - net  . . . . . . . . . . . . . . . . . . . .         (9,093)             (3,302)             (10,635)
                                                                 ----------          ---------            ---------
   Income taxes before cumulative
       effect of change in accounting   . . . . . . . . . .      $ 231,118           $ 164,609            $ 208,180
                                                                 =========           =========            =========

   The Company's effective income tax rates are lower than statutory corporate rates for each year as follows:

                                                                               Year Ended December 31,
                                                                   ---------------------------------------------
                                                                     1993               1992             1991
                                                                   ---------         ----------        ---------
                                                                                (Thousands of Dollars)
   Income before income taxes and
     cumulative effect of change in
     accounting   . . . . . . . . . . . . . . . . . . . . . . .    $ 647,154         $ 505,096         $ 624,934
   Preferred dividends of subsidiary  . . . . . . . . . . . . .       34,473            39,327            46,187
                                                                   ---------         ---------         ---------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . .      681,627           544,423           671,121
   Statutory rate   . . . . . . . . . . . . . . . . . . . . . .          35%               34%               34%
                                                                   ---------         ---------         ---------
   Income taxes at statutory
     rate   . . . . . . . . . . . . . . . . . . . . . . . . . .      238,569           185,104           228,181
                                                                   ---------         ---------         ---------
   Net reduction in taxes resulting from:
     AFUDC - other included in income   . . . . . . . . . . . .        1,229             2,097             6,658
     Amortization of investment tax
       credit   . . . . . . . . . . . . . . . . . . . . . . . .       20,185            19,950            19,903
     Amortization of intangible assets  . . . . . . . . . . . .       (4,389)           (4,264)           (4,264)
     Excess deferred taxes  . . . . . . . . . . . . . . . . . .        9,625            17,403            17,532
     Difference between book and tax
       depreciation for which deferred
       taxes have not been normalized   . . . . . . . . . . . .      (12,976)          (13,466)          (14,437)
     Other - net  . . . . . . . . . . . . . . . . . . . . . . .       (6,223)           (1,225)           (5,391)
                                                                   ---------         ---------         ---------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . .        7,451            20,495            20,001
                                                                   ---------         ---------         ---------
   Income taxes before cumulative effect
     of change in accounting  . . . . . . . . . . . . . . . . .    $ 231,118         $ 164,609         $ 208,180
                                                                   =========         =========         =========

   Effective rate   . . . . . . . . . . . . . . . . . . . . . .        33.9%             30.2%             31.0%

   Following are the Company's tax effects of temporary differences resulting in deferred tax assets and liabilities:

                                                                                             December 31,
                                                                                   -------------------------------
                                                                                      1993                 1992
                                                                                   ----------           ----------
                                                                                        (Thousands of Dollars)
   Deferred Tax Assets:
     Alternative minimum tax  . . . . . . . . . . . . . . . . . . . . . . . .      $  120,576           $  108,287
     IRS audit assessment   . . . . . . . . . . . . . . . . . . . . . . . . .          74,966               74,966
     Disallowed plant cost - net  . . . . . . . . . . . . . . . . . . . . . .          24,304               24,394
     Loss and ITC carryforwards   . . . . . . . . . . . . . . . . . . . . . .          55,822               54,799
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          68,503               68,999
                                                                                   ----------           ----------
       Total deferred tax assets  . . . . . . . . . . . . . . . . . . . . . .         344,171              331,445

     Less valuation allowance   . . . . . . . . . . . . . . . . . . . . . . .          57,661               56,638
                                                                                   ----------           ----------

          Total deferred tax assets - net . . . . . . . . . . . . . . . . . .         286,510              274,807
                                                                                   ----------           ----------

   Deferred Tax Liabilities:
     Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,271,153            1,146,970
     Identifiable intangibles   . . . . . . . . . . . . . . . . . . . . . . .         236,476              238,778
     Deferred plant costs   . . . . . . . . . . . . . . . . . . . . . . . . .         215,472              216,813
     Regulatory assets - net  . . . . . . . . . . . . . . . . . . . . . . . .         246,763              177,426
     Capitalized taxes, employee benefits
       and removal costs  . . . . . . . . . . . . . . . . . . . . . . . . . .         110,252              122,268
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         193,730              162,372
                                                                                   ----------           ----------
          Total deferred tax liabilities  . . . . . . . . . . . . . . . . . .       2,273,846            2,064,627
                                                                                   ----------           ----------

            Accumulated deferred income taxes - net . . . . . . . . . . . . .      $1,987,336           $1,789,820
                                                                                   ==========           ==========

     At December 31, 1993, pursuant to the acquisition of Cablesystems, KBLCOM has unutilized Separate Return Limitation Year (SRLY) net operating loss tax benefits of approximately $23.1 million and unutilized SRLY investment tax credits of approximately $15.5 million which expire in the years 1995 through 2003, and 1994 through 2003, respectively. In addition, KBLCOM has unutilized restricted state loss tax benefits of $17.2 million, which expire in the years 1994 through 2008, and unutilized minimum tax credits of $1.8 million. The Company does not anticipate full utilization of these losses and tax credits and, therefore, has established a valuation allowance. Utilization of preacquisition carryforwards in the future would not affect income of the Company and KBLCOM but would be applied to reduce the carrying value of cable television franchises and intangible assets.

(15) SUPPLEMENTARY EXPENSE INFORMATION

     Taxes, other than income taxes, were charged to expense as follows:

                                                                                 Year Ended December 31,
                                                                   ------------------------------------------------
                                                                     1993               1992                1991
                                                                   ---------         ----------           ---------
                                                                               (Thousands of Dollars)
   Electric:
     Ad valorem   . . . . . . . . . . . . . . . . . . . . . . .    $ 151,124         $ 138,889            $ 119,565
     State gross receipts   . . . . . . . . . . . . . . . . . .       44,805            42,662               40,876
     Payroll  . . . . . . . . . . . . . . . . . . . . . . . . .       21,711            22,381               24,344
     PUC assessment   . . . . . . . . . . . . . . . . . . . . .        6,560             6,163                6,001
     State franchise tax (net of refunds)   . . . . . . . . . .      (13,633)           22,392                2,403
     Miscellaneous  . . . . . . . . . . . . . . . . . . . . . .          728               952                  880
                                                                   ---------         ---------            ---------
          Total . . . . . . . . . . . . . . . . . . . . . . . .      211,295           233,439              194,069

                                                                                 Year Ended December 31,
                                                                   ------------------------------------------------
                                                                     1993               1992                1991
                                                                   ---------         ----------           ---------
                                                                                (Thousands of Dollars)
   Taxes included in cable television
       operating expenses   . . . . . . . . . . . . . . . . . .       10,295             9,481                9,260
                                                                   ---------         ---------            ---------
          Total . . . . . . . . . . . . . . . . . . . . . . . .    $ 221,590         $ 242,920            $ 203,329
                                                                   =========         =========            =========

   Research and development costs charged
     to expense   . . . . . . . . . . . . . . . . . . . . . . .    $  16,557         $  15,963            $  15,548
                                                                   =========         =========            =========

(16) BUSINESS SEGMENT INFORMATION

     The Company operates principally in two business segments: electric utility and cable television. Financial information by business segment is summarized as follows:

                                                                             Year Ended December 31,
                                                              ----------------------------------------------------
                                                                  1993                 1992                1991
                                                              -----------          -----------         -----------
                                                                              (Thousands of Dollars)
   Revenues:
     Electric utility   . . . . . . . . . . . . . . . . .     $ 4,079,863          $ 3,826,841         $ 3,674,543
     Cable television (a)   . . . . . . . . . . . . . . .         244,067              235,258             223,911
                                                              -----------          -----------         -----------
       Total revenues   . . . . . . . . . . . . . . . . .     $ 4,323,930          $ 4,062,099         $ 3,898,454
                                                              ===========          ===========         ===========

   Operating Income (Expense):
     Electric utility (b)   . . . . . . . . . . . . . . .     $ 1,005,750          $   923,801         $ 1,012,879
     Cable television (a)   . . . . . . . . . . . . . . .          17,830               19,394              14,009
     Other operations   . . . . . . . . . . . . . . . . .          (1,163)              (1,327)             (1,959)
                                                              -----------          -----------         -----------
     Total operating income   . . . . . . . . . . . . . .       1,022,417              941,868           1,024,929
     Other income (expense)   . . . . . . . . . . . . . .          47,882               43,789              94,481
     Fixed charges  . . . . . . . . . . . . . . . . . . .        (423,145)            (480,561)           (494,476)
                                                              -----------          -----------         -----------
     Income before income taxes   . . . . . . . . . . . .     $   647,154          $   505,096         $   624,934
                                                              ===========          ===========         ===========

   Depreciation and Amortization:
     Electric utility   . . . . . . . . . . . . . . . . .     $   385,731          $   371,645         $   350,593
     Cable television (a)   . . . . . . . . . . . . . . .          77,912               75,622              70,496
     Other operations   . . . . . . . . . . . . . . . . .           1,163                1,327               1,959
                                                              -----------          -----------         -----------
       Total depreciation and
          amortization  . . . . . . . . . . . . . . . . .     $   464,806          $   448,594         $   423,048
                                                              ===========          ===========         ===========

   Identifiable Assets (end of period):
     Electric utility   . . . . . . . . . . . . . . . . .     $10,753,616          $10,790,052         $10,620,642
     Cable television   . . . . . . . . . . . . . . . . .       1,407,916            1,386,927           1,391,526
     Other operations   . . . . . . . . . . . . . . . . .         141,542              328,231             221,160
     Adjustments and eliminations   . . . . . . . . . . .         (72,897)             (83,543)            (61,651)
                                                              -----------          -----------         -----------
       Total assets   . . . . . . . . . . . . . . . . . .     $12,230,177          $12,421,667         $12,171,677
                                                              ===========          ===========         ===========

   Capital Expenditures:
     Electric utility   . . . . . . . . . . . . . . . . .     $   329,016          $   337,082         $   365,486
     Cable television (a)   . . . . . . . . . . . . . . .          54,482               44,306              26,624
     Other  . . . . . . . . . . . . . . . . . . . . . . .          35,796                1,625
                                                              -----------          -----------         -----------
       Total capital expenditures   . . . . . . . . . . .     $   419,294          $   383,013         $   392,110
                                                              ===========          ===========         ===========

   (a) Amounts do not include amounts attributable to Paragon, which is accounted for under the equity method.

   (b) 1992 amounts include the effect of a charge of $86.4 million which relates to HL&P's restructuring of operations as a result of the implementation of the Success Through Excellence in Performance (STEP) program (see Note 18).

  (17) INVESTMENTS

   (a) Cable Television Partnership. A KBLCOM subsidiary owns a 50% interest in Paragon, a Colorado partnership that owns cable television systems. The remaining interest in the partnership is owned by American Television and Communications Corporation (ATC), a subsidiary of Time Warner Inc. The partnership agreement provides that at any time after December 31, 1993 either partner may elect to divide the assets of the partnership under certain pre-defined procedures set forth in the agreement.

       Paragon is party to a $275 million revolving credit and letter of credit facility agreement with a group of banks. Paragon also has outstanding $100 million principal amount of 9.56% senior notes due 1995. In each case, borrowings are non-recourse to the Company and to ATC.

   (b) Foreign Electric Utility. Houston Argentina owns a 32.5% interest in Compania de Inversiones en Electricidad S. A. (COINELEC), an Argentine holding company which acquired, in December 1992, a 51% interest in Empresa Distribuidora La Plata S. A. (EDELAP), an electric utility company operating in La Plata, Argentina and surrounding regions. Houston Argentina's share of the purchase price was approximately $37.4 million, of which $1.6 million was paid in December 1992 with the remainder paid in March 1993. Subsequent to the acquisition, the generating assets of EDELAP were transferred to Central Dique S. A., an Argentine Corporation, 51% of the stock of which is owned by COINELEC.

  (18) RESTRUCTURING

       HL&P recorded a one-time, pre-tax charge of $86.4 million in the first quarter of 1992 to reflect the implementation of the STEP program, a restructuring of its operations. This charge includes $42 million related to the acceptance of an early retirement plan by 468 employees of HL&P, $31 million for severance benefits related to the elimination of an additional 1,100 positions and $13 million in other costs associated with the restructuring.

  (19) CHANGE IN ACCOUNTING METHOD FOR REVENUES

       During the fourth quarter of 1992, HL&P adopted a change in accounting method for revenue from a cycle billing to a full accrual method, effective January 1, 1992. Unbilled revenues represent the estimated amount customers will be charged for service received, but not yet billed, as of the end of each month. The accrual of unbilled revenues results in a better matching of revenues and expenses. This change impacts the pattern of revenue recognition, which had the effect of increasing revenues and earnings in the second and third quarters (periods of higher usage) and decreasing revenues and earnings in the first and fourth quarters (periods of lower usage).

       The cumulative effect of this accounting change, less income taxes of $48.5 million, amounted to $94.2 million, and was included in 1992 income. If this change in accounting method were applied retroactively, the effect on consolidated net income in 1991 would not have been material.

  (20) UNAUDITED QUARTERLY INFORMATION

       The following unaudited quarterly financial information includes, in the opinion of management, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation. Quarterly results are not necessarily indicative of a full year's operations because of seasonality and other factors, including rate increases and variations in operating expense patterns.

                                                                                                          Earnings
                                                                                                            per
                                                              Operating                 Net                Common
            Quarter Ended                  Revenues            Income                  Income             Share (a)
   -------------------------------       ------------        ----------            -------------          ---------
                                                                 (Thousands of Dollars)
        1992
        ----
   March 31   . . . . . . . . . . .     $  959,666            $   53,046           $   51,949(d)          $0.40(e)
   Adjustment 1(b)  . . . . . . . .       (131,952)                  313
   Adjustment 2(c)  . . . . . . . .           (322)
                                        ----------            ----------           ----------             -----
   March 31 Reclassified  . . . . .     $  827,392            $   53,359           $   51,949(d)          $0.40(e)
                                        ==========            ==========           ==========             =====

   June 30  . . . . . . . . . . . .     $1,167,792            $  293,154           $  120,200             $0.93
   Adjustment 1(b)  . . . . . . . .       (135,430)                 (330)
   Adjustment 2(c)  . . . . . . . .           (350)
                                        ----------            ----------           ----------             -----
   June 30 Reclassified   . . . . .     $1,032,012            $  292,824           $  120,200             $0.93
                                        ==========            ==========           ==========             =====

   September 30   . . . . . . . . .     $1,403,344            $  457,461           $  239,367             $1.85
   Adjustment 1(b)  . . . . . . . .       (138,076)                 (384)
   Adjustment 2(c)  . . . . . . . .           (389)
                                        ----------            ----------           ----------             -----
   Sept. 30 Reclassified  . . . . .     $1,264,879            $  457,077           $  239,367             $1.85
                                        ==========            ==========           ==========             =====

   December 31  . . . . . . . . . .     $1,065,586            $  138,753           $   23,151             $0.18
   Adjustment 1(b)  . . . . . . . .       (127,329)                 (145)
   Adjustment 2(c)  . . . . . . . .           (441)
                                        ----------            ----------           ----------             -----
   Dec. 31 Reclassified   . . . . .     $  937,816            $  138,608           $   23,151             $0.18
                                        ==========            ==========           ==========             =====

         1993
         ----

   March 31   . . . . . . . . . . .     $  992,236            $  127,247           $   27,055             $0.21
   Adjustment 1(b)  . . . . . . . .       (125,820)                  734
   Adjustment 2(c)  . . . . . . . .           (457)
                                        ----------            ----------           ----------             -----
   March 31 Reclassified  . . . . .     $  865,959            $  127,981           $   27,055             $0.21
                                        ==========            ==========           ==========             =====

   June 30  . . . . . . . . . . . .     $1,068,179            $  247,686           $  100,209             $0.77
   Adjustment 2(c)  . . . . . . . .           (426)
                                        ----------            ----------           ----------             -----
   June 30 Reclassified   . . . . .     $1,067,753            $  247,686           $  100,209             $0.77
                                        ==========            ==========           ==========             =====

   September 30   . . . . . . . . .     $1,416,746            $  513,860           $  260,409             $2.00
   Adjustment 2(c)  . . . . . . . .           (415)
                                        ----------            ----------           ----------             -----
   Sept. 30 Reclassified  . . . . .     $1,416,331            $  513,860           $  260,409             $2.00
                                        ==========            ==========           ==========             =====

   December 31  . . . . . . . . . .     $  973,887            $  132,890           $   28,363             $0.22
                                        ==========            ==========           ==========             =====

   (a) Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.

   (b) Adjustment required to reclassify quarterly amounts for the merger of Utility Fuels into HL&P. (see Note 1(b)).

   (c) Adjustment required to reclassify quarterly amounts for certain advertising expenses at KBLCOM.

   (d) Amounts include the effect of a pre-tax charge of $86.4 million which relates to HL&P's restructuring of operations as a result of the implementation of the STEP program and pre-tax income of $142.7 million associated with the adoption of a change in accounting principle reflecting a change in the timing of recognition of revenue from electricity sales. (see Notes 18 and 19, respectively).

   (e) Loss from continuing operations per share for the first quarter of 1992 was $.33.


  (21) RECLASSIFICATION

       Certain amounts from the previous years have been reclassified to conform to the 1993 presentation of financial statements. Such reclassifications do not affect earnings.

  (22) SUBSEQUENT EVENT

       On February 17 1994, KBLCOM entered into an agreement to acquire three cable companies serving approximately 47,000 customers in the Minneapolis area. KBLCOM will acquire the stock of the companies in exchange for the issuance of common stock of the Company. The amount of common stock of the Company to be issued, currently estimated to be approximately $24 million, is dependent on the amount of liabilities assumed, currently estimated to be approximately $63 million.

       Approximately 40,000 of the cable customers served by the properties to be acquired are in the Minneapolis metropolitan area. The remaining 7,000 customers are located in small communities south and west of the metropolitan area. Closing of the transaction is subject to the satisfaction of certain conditions.

                        HOUSTON LIGHTING & POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993



        Except as modified below, the Notes to Consolidated Financial Statements of the Company are incorporated herein by reference insofar as they relate to HL&P: (1) Summary of Significant Accounting Policies, (3) Preferred Stock of HL&P, (4) Long-Term Debt, (5) Short-Term Financing, (7) Retirement Plans, (8) Commitments and Contingencies, (9) Jointly-Owned Nuclear Plant, (10) Utility Commission Proceedings, (11) Deferred Plant Costs, (12) Malakoff Electric Generating Station, (13) Recoverable Project Costs, (14) Income Taxes,
(15) Supplementary Expense Information, (18) Restructuring, (19) Change in Accounting Method for Revenues, and (21) Reclassification.

   (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (b) MERGER OF UTILITY FUELS INTO HL&P. The merger has been accounted for in a manner similar to a pooling of interests. HL&P's financial statements have been restated to reflect the combined operations for the current and previous periods, with the appropriate eliminating entries. The merger increased HL&P's previously reported earnings by $28.3 million and $24.4 million in 1992 and 1991, respectively.

   (i) EARNINGS PER COMMON SHARE. All issued and outstanding Class A voting common stock of HL&P is held by the Company and all issued and outstanding Class B non-voting common stock of HL&P is held by Houston Industries (Delaware) Incorporated (Houston Industries Delaware), a wholly owned subsidiary of the Company. Accordingly, earnings per share is not computed.

   (j) STATEMENT OF CASH FLOWS. At December 31, 1993, HL&P did not have any investments with affiliated companies (considered to be cash equivalents). At December 31, 1992 and 1991, HL&P had affiliate investments of $2.1 million and $9.7 million, respectively.

  (2)  COMMON STOCK

       All issued and outstanding Class A voting common stock of HL&P is held by the Company and all issued and outstanding Class B non-voting common stock of HL&P is held by Houston Industries Delaware.

  (5)  SHORT-TERM FINANCING

       The interim financing requirements of HL&P are primarily met through the issuance of commercial paper. HL&P had a bank credit facility of $250 million at December 31, 1993 and 1992, which limits total short-term borrowings and provides for interest at rates generally less than the prime rate. Outstanding commercial paper was approximately $171 million at December 31, 1993 and $139 million at December 31, 1992. Commitment fees are required on HL&P's bank credit facility.

  (6)  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amount and estimated fair value of HL&P's financial instruments at December 31, 1993 and 1992 are as follows:


                                                             1993                              1992
                                                 ---------------------------       ---------------------------
                                                  Carrying           Fair           Carrying          Fair
                                                   Amount            Value           Amount           Value
                                                 ----------       ----------       ----------       ----------
                                                                                   (Restated)       (Restated)
                                                                   (Thousands of Dollars)
       Financial assets:
            Cash and short-term
              investments                        $   12,413       $   12,413       $    4,253        $    4,253

       Financial liabilities:
            Short-term notes payable                171,100          171,100          139,440           139,440
            Short-term notes payable
                to affiliated company                                                  19,000            19,000
            Cumulative preferred stock
             (subject to mandatory
             redemption)                            187,236          207,489          226,834           242,289
            Long-term debt:
                First mortgage bonds              3,039,343        3,360,442        3,188,694         3,407,236
                Pollution control
                  revenue bonds                     155,218          174,094          255,704           286,813
                Notes payable to
                  affiliated company                                                  101,001           101,001
                Other notes payable                   2,410            2,410            4,897             4,897

       The fair values of cash and short-term investments, short-term and other notes payable, and notes payable to affiliated company are equivalent to the carrying amounts.

       The fair values of cumulative preferred stock subject to mandatory redemption, first mortgage bonds and pollution control revenue bonds issued on behalf of HL&P are estimated using rates currently available for securities with similar terms and remaining maturities.

  (7)  RETIREMENT PLANS

   (a) PENSION. The Company maintains a noncontributory retirement plan covering substantially all employees of HL&P.

       Net pension cost for HL&P includes the following components:

                                                                                Year Ended December 31,
                                                                    ------------------------------------------
                                                                      1993              1992            1991
                                                                    --------          --------        --------
                                                                                      (Restated)      (Restated)
                                                                              (Thousands of Dollars)
       Service cost - benefits earned
         during the period  . . . . . . . . . . . . . . . . . .     $ 24,640          $ 23,211        $ 21,277
       Interest cost on projected
         benefit obligation   . . . . . . . . . . . . . . . . .       49,950            44,580          37,739
       Actual return on plan assets   . . . . . . . . . . . . .      (38,668)          (26,334)        (60,499)
       Net amortization and deferrals   . . . . . . . . . . . .         (683)          (11,605)         29,868
                                                                    --------          --------        --------
       Net pension cost   . . . . . . . . . . . . . . . . . . .     $ 35,239          $ 29,852        $ 28,385
                                                                    ========          ========        ========

       The funded status of HL&P's retirement plan was as follows:

                                                                                         December 31,
                                                                               ------------------------------
                                                                                  1993                1992
                                                                               ---------           ----------
                                                                                                   (Restated)
                                                                                   (Thousands of Dollars)
         Actuarial present value of:
         Vested benefit obligation  . . . . . . . . . . . . . . . . . . .      $ 434,797           $ 352,993
                                                                               =========           =========

         Accumulated benefit obligation   . . . . . . . . . . . . . . . .      $ 492,301           $ 388,335
                                                                               =========           =========

      Plan assets at fair value   . . . . . . . . . . . . . . . . . . . .      $ 478,515           $ 434,781
      Projected benefit obligation  . . . . . . . . . . . . . . . . . . .        636,724             585,424
                                                                               ---------           ---------
      Assets less than projected benefit
         obligation   . . . . . . . . . . . . . . . . . . . . . . . . . .       (158,209)           (150,643)
      Unrecognized transitional asset   . . . . . . . . . . . . . . . . .        (17,062)            (18,966)
      Unrecognized prior service cost   . . . . . . . . . . . . . . . . .         23,183              12,027
      Unrecognized net loss   . . . . . . . . . . . . . . . . . . . . . .         77,937              83,448
                                                                               ---------           ---------
      Accrued pension cost  . . . . . . . . . . . . . . . . . . . . . . .      $ (74,151)          $ (74,134)
                                                                               =========           =========

      The projected benefit obligation was determined using an assumed discount rate of 7.25% in 1993 and 8.5% in 1992. A long-term rate of compensation increase ranging from 3.9% to 6% was assumed for 1993 and ranging from 6.9% to 9.0% was assumed in 1992. The assumed long- term rate of return on plan assets was 9.5% in 1993 and 1992. The transitional asset at January 1, 1986, is being recognized over approximately 17 years, and the prior service cost is being recognized over approximately 15 years.

  (c) POSTRETIREMENT BENEFITS. HL&P adopted SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1993. For 1992, HL&P continued to fund postretirement benefit costs on a "pay-as-you-go" basis and made payments of $8.6 million. HL&P's 1993 postretirement benefit costs under SFAS No. 106 were $37 million, an increase of approximately $27 million over the 1993 "pay-as-you-go" amount.

      The net postretirement benefit cost for HL&P in 1993 includes the following components, in thousands of dollars:

      Service cost - benefits earned during
         the period   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    9,297
      Interest cost on projected benefit
         obligation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,134
      Actual return on plan assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        ---
      Net amortization and deferrals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,658
                                                                                                   ----------
      Net postretirement benefit cost   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   37,089
                                                                                                   ==========

      The funded status of postretirement benefit costs for HL&P at December 31, 1993 was as follows, in thousands of dollars:

      Accumulated benefit obligation:
         Retirees   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (128,122)
         Fully eligible active plan participants  . . . . . . . . . . . . . . . . . . . . . . . .     (22,691)
         Other active plan participants   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (20,576)
                                                                                                   ----------

           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (171,389)

         Plan assets at fair value  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        ---
                                                                                                   ----------
         Assets less than accumulated
           benefit obligation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (171,389)
         Unrecognized transitional obligation   . . . . . . . . . . . . . . . . . . . . . . . . .     200,883
         Unrecognized net gain  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (55,577)
                                                                                                   ----------
         Accrued postretirement benefit cost  . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (26,083)
                                                                                                   ==========

      The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation in 1993 are as follows:

                                  Medical - under 65                    10.0%
                                  Medical - 65 and over                 11.0%
                                  Dental                                10.0%

      The assumed health care rates gradually decline to 5.4% for both medical categories and 3.7% for dental by the year 2001. The accumulated postretirement benefit obligation was determined using an assumed discount rate of 7.25% for 1993.

      If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1993 would be increased by approximately 8%. The annual effect of the 1% increase on the total of the service and interest costs would be an increase of approximately 10%.

(14) INCOME TAXES

      HL&P records income taxes under SFAS No. 109.  During
      1993, federal tax legislation was enacted that changes the income tax consequences for HL&P. The principal provision of the new law which affects HL&P is the change in the corporate income tax rate from 34% to 35%. A net regulatory asset and the related deferred federal income tax liability of $71.3 million was recorded by HL&P in 1993. The effect of the new law, which decreased HL&P's net income by $8.0 million was recognized as a component of income tax expense in 1993. The effect on HL&P's deferred taxes for the change in the new law was $4.5 million in 1993.

      HL&P's current and deferred components of income tax expense are as follows:

                                                                              Year Ended December 31,
                                                                 -------------------------------------------------
                                                                   1993                 1992                1991
                                                                 ---------           ----------          ---------
                                                                                     (Restated)          (Restated)
                                                                                (Thousands of Dollars)
   Current  . . . . . . . . . . . . . . . . . . . . . . . .      $ 115,745           $ 134,514           $ 145,105
   Deferred:
       Liberalized depreciation   . . . . . . . . . . . . .         96,460              84,318              88,709
       Investment tax credit - net  . . . . . . . . . . . .        (19,797)            (19,926)            (19,567)
       Alternative minimum tax credit   . . . . . . . . . .          4,256               8,519              20,573
       Deferred plant costs   . . . . . . . . . . . . . . .         (6,867)             (6,671)             22,828
       Loss on reacquired debt  . . . . . . . . . . . . . .         10,186              14,916                (328)
       Malakoff write-off   . . . . . . . . . . . . . . . .         43,303
       Under recovery of fuel   . . . . . . . . . . . . . .         12,083
       Excess deferred taxes  . . . . . . . . . . . . . . .         (9,625)            (17,403)            (17,532)
       Other - net  . . . . . . . . . . . . . . . . . . . .         (6,280)            (23,536)            (14,684)
                                                                 ---------           ---------           ---------

       Federal income tax expense   . . . . . . . . . . . .        239,464             174,731             225,104

       Federal income taxes charged to
         other income   . . . . . . . . . . . . . . . . . .         (2,993)             (1,062)              1,941
                                                                 ---------           ---------           ---------

       Income taxes before cumulative
         effect of change in
         accounting   . . . . . . . . . . . . . . . . . . .      $ 236,471           $ 173,669           $ 227,045
                                                                 =========           =========           =========

   HL&P's effective income tax rates are lower than statutory corporate rates for each year as follows:

                                                                               Year Ended December 31,
                                                                 -------------------------------------------------
                                                                   1993                 1992                1991
                                                                 ---------           ---------           ---------
                                                                                     (Restated)          (Restated)
                                                                                (Thousands of Dollars)
   Income before income taxes, preferred
     dividends and cumulative effect of
     change in accounting   . . . . . . . . . . . . . . . .      $ 720,694           $ 588,951           $ 745,944
   Statutory rate   . . . . . . . . . . . . . . . . . . . .             35%                 34%                 34%
                                                                 ---------           ---------           ---------
   Income taxes at statutory rate   . . . . . . . . . . . .        252,243             200,243             253,621
                                                                 ---------           ---------           ---------
   Net reduction in taxes resulting from:
     AFUDC - other included in income   . . . . . . . . . .          1,229               2,097               6,658
     Amortization of investment tax
       credit   . . . . . . . . . . . . . . . . . . . . . .         19,797              19,926              19,567
     Difference between book and tax
     depreciation for which deferred
        taxes have not been normalized  . . . . . . . . . .        (12,976)            (13,466)            (14,437)
     Excess deferred taxes  . . . . . . . . . . . . . . . .          9,625              17,403              17,532
     Other - net  . . . . . . . . . . . . . . . . . . . . .         (1,903)                614              (2,744)
                                                                 ---------           ---------           ---------

       Total  . . . . . . . . . . . . . . . . . . . . . . .         15,772              26,574              26,576
                                                                 ---------           ---------           ---------

   Income taxes before cumulative effect
     of change in accounting  . . . . . . . . . . . . . . .      $ 236,471           $ 173,669           $ 227,045
                                                                 =========           =========           =========

   Effective rate   . . . . . . . . . . . . . . . . . . . .          32.8%               29.5%               30.4%

       Following are HL&P's tax effects of temporary differences resulting in deferred tax assets and liabilities:

                                                                                             December 31,
                                                                                   -------------------------------
                                                                                      1993                 1992
                                                                                   ----------           ----------
                                                                                                        (Restated)
                                                                                       (Thousands of Dollars)
       Deferred Tax Assets:
          Alternative minimum tax . . . . . . . . . . . . . . . . . . . . . .      $   51,506           $   54,795
          IRS audit assessment  . . . . . . . . . . . . . . . . . . . . . . .          48,513               48,513
          Disallowed plant cost - net . . . . . . . . . . . . . . . . . . . .          24,304               24,394
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          47,906               50,885
                                                                                   ----------           ----------
            Total deferred tax assets . . . . . . . . . . . . . . . . . . . .         172,229              178,587
                                                                                   ----------           ----------

       Deferred Tax Liabilities:
          Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,210,410            1,122,216
          Regulatory assets - net . . . . . . . . . . . . . . . . . . . . . .         246,763              177,426
          Deferred plant costs  . . . . . . . . . . . . . . . . . . . . . . .         215,472              216,813
          Capitalized taxes, employee benefits,
            and removal costs . . . . . . . . . . . . . . . . . . . . . . . .         111,333              108,554
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         187,227              138,185
                                                                                   ----------           ----------
              Total deferred tax liabilities  . . . . . . . . . . . . . . . .       1,971,205            1,763,194
                                                                                   ----------           ----------

          Accumulated deferred income taxes - net . . . . . . . . . . . . . .      $1,798,976           $1,584,607
                                                                                   ==========           ==========

  (20) UNAUDITED QUARTERLY INFORMATION

       The following unaudited quarterly financial information includes, in the opinion of management, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation. Quarterly results are not necessarily indicative of a full year's operations because of seasonality and other factors, including rate increases and variations in operating expense patterns.

                                                                                              Income After
                                                                    Operating                  Preferred
     Quarter Ended                          Revenues                 Income                    Dividends
   -----------------                       ----------               ---------                 -----------
                                                              (Thousands of Dollars)
       1992
       ----

   March 31   . . . . . . . . . . . .      $  770,379               $   56,115                $   59,165(b)
   Adjustment (a)   . . . . . . . . .                                   10,588                     6,940
                                           ----------               ----------                ----------
   March 31 Restated  . . . . . . . .      $  770,379               $   66,703                $   66,105(b)
                                           ==========               ==========                ==========

   June 30  . . . . . . . . . . . . .      $  972,535               $  213,122                $  120,415
   Adjustment (a)   . . . . . . . . .                                   10,372                     7,119
                                           ----------               ----------                ----------
   June 30 Restated   . . . . . . . .      $  972,535               $  223,494                $  127,534
                                           ==========               ==========                ==========

   September 30   . . . . . . . . . .      $1,206,367               $  322,847                $  236,672
   Adjustment (a)   . . . . . . . . .                                    9,881                     7,203
                                           ----------               ----------                ----------
   September 30 Restated  . . . . . .      $1,206,367               $  332,728                $  243,875
                                           ==========               ==========                ==========

   December 31  . . . . . . . . . . .      $  877,560               $  116,502                $   25,624
   Adjustment (a)   . . . . . . . . .                                    9,643                     6,997
                                           ----------               ----------                ----------
   December 31 Restated   . . . . . .      $  877,560               $  126,145                $   32,621
                                           ==========               ==========                ==========

                                                                                              Income After
                                                                    Operating                  Preferred
     Quarter Ended                          Revenues                 Income                    Dividends
   -----------------                       ----------               ---------                 -----------
                                                 (Thousands of Dollars)
       1993
       ----

   March 31   . . . . . . . . . . . .  $  805,685                   $  104,145                $   25,103
   Adjustment (a)   . . . . . . . . .                                    9,015                     6,471
                                       ----------                   ----------                ----------
   March 31 Restated  . . . . . . . .  $  805,685                   $  113,160                $   31,574
                                       ==========                   ==========                ==========

   June 30  . . . . . . . . . . . . .  $1,005,149                   $  189,066                $  105,765
                                       ==========                   ==========                ==========

   September 30   . . . . . . . . . .  $1,355,339                   $  355,221                $  271,594
                                       ==========                   ==========                ==========

   December 31  . . . . . . . . . . .  $  913,690                   $  108,839                $   40,817
                                       ==========                   ==========                ==========

   (a) Adjustment required to restate quarterly amounts for the merging of Utility Fuels into HL&P. (See Note 1(b))

   (b) Amounts include the effect of a pre-tax charge of $86.4 million which relates to HL&P's restructuring of operations as a result of the implementation of the STEP program and pre-tax income of $142.7 million associated with the adoption of a change in accounting principle reflecting a change in the timing of recognition of revenue from electricity sales. (see Notes 18 and 19, respectively).

 (23)      PRINCIPAL AFFILIATE TRANSACTIONS


                                                                                Year Ended December 31,
   Affiliated                                                          -------------------------------------------
    Company                   Description                                1993             1992             1991
   ----------           ------------------------                       -------          ---------       ----------
                                                                                        (Restated)      (Restated)
                                                                                  (Thousands of Dollars)
   Houston              Dividends                                      $ 342,981        $ 345,748       $ 350,267
   Industries           Service Fees (a)                                  21,864           18,215          21,055
                        Money Fund Income (b)                              2,748              930           3,229

   Houston
   Industries
   Finance              Discount Expenses (a)                                              21,053          26,202

   (a)  Included in Operating Expenses
   (b)  Included in Other Income (Expense)

   During 1992 and 1991, Houston Industries Finance purchased accounts receivable of HL&P. In January 1993, Houston Industries Finance sold the receivables back to the respective subsidiaries and ceased operations. HL&P is now selling its accounts receivable and most of its accrued unbilled revenues to an unaffiliated third party.

INDEPENDENT AUDITORS' REPORT

HOUSTON INDUSTRIES INCORPORATED

         We have audited the accompanying consolidated balance sheets and the consolidated statements of capitalization of Houston Industries Incorporated and its subsidiaries as of December 31, 1993 and 1992 and the related statements of consolidated income, consolidated retained earnings and consolidated cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the Company's financial statement schedules listed in Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

         As discussed in Note 19 to the consolidated financial statements, the Company changed its method of accounting for revenues in 1992.




DELOITTE & TOUCHE

Houston, Texas
February 23, 1994

INDEPENDENT AUDITORS' REPORT

HOUSTON LIGHTING & POWER COMPANY

         We have audited the accompanying balance sheets and the statements of capitalization of Houston Lighting & Power Company (HL&P) as of December 31, 1993 and 1992 and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules of HL&P listed in Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of HL&P's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of HL&P at December 31, 1993 and 1992 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

         As discussed in Note 1 to the financial statements, Utility Fuels, Inc., HL&P's coal supply affiliate, was merged into HL&P in 1993. The merger has been accounted for in a manner similar to a pooling of interests with restatement of all years presented. As discussed in Note 19 to the financial statements, HL&P changed its method of accounting for revenues in 1992.




DELOITTE & TOUCHE

Houston, Texas
February 23, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND HL&P.

         (a)     The Company

        The information called for by Item 10, to the extent not set forth under Item 1 "Business - Executive Officers of the Company", is or will be set forth in the definitive proxy statement relating to the Company's 1994 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 is incorporated herein by reference pursuant to Instruction G to Form 10-K.

         (b)     HL&P

         The information set forth under Item 1. "Business - Executive Officers of HL&P" is incorporated herein by reference.

         Each member of the board of directors of HL&P is also a member of the board of directors of the Company. Each member of the board of directors of HL&P is elected annually for a one-year term. The HL&P annual shareholder's meeting, at which the Company elects members to the HL&P board of directors, is expected to occur on May 4, 1994. Information is set forth below with respect to the business experience for the last five years of each person who currently serves as a member of the board of directors of HL&P, certain other directorships held by each such person and certain other information. Unless otherwise indicated, each person has had the same principal occupation for at least five years.

MILTON CARROLL, age 43, has been a director since 1992. He is Chairman, President and Chief Executive Officer of Instrument Products Inc., an oil field supply manufacturing company, in Houston, Texas. Mr. Carroll currently serves as an advisor to Lazard Freres & Co., an investment banking firm, and is a director of Panhandle Eastern Corporation and the Federal Reserve Bank of Dallas.

JOHN T. CATER, age 58, has been a director since 1983. Mr. Cater is Chairman, Chief Executive Officer and a director of River Oaks Trust Company in Houston, Texas. He also serves as President and director of Compass Bank-Houston. Until his retirement in July 1990, Mr. Cater served as President, Chief Operating Officer and a director of MCorp, a Texas bank holding company. He currently serves as a director of MCorp.(1)

ROBERT J. CRUIKSHANK, age 63, has been a director since 1993. Mr. Cruikshank is primarily engaged in managing his personal investments in Houston, Texas. Prior to his retirement in 1993, Mr. Cruikshank was a Senior Partner in the accounting firm of Deloitte & Touche. Mr. Cruikshank is also Vice-Chairman of the Board of Regents of the University of Texas System. He also serves as a director of MAXXAM Inc., Compass Bank and Texas Biotechnology Corporation.

LINNET F. DEILY, age 48, has been a director since 1993. Ms. Deily is Chairman, Chief Executive Officer and President of First Interstate Bank of Texas, N.A. She has served as Chairman since 1992, Chief Executive Officer since 1991 and President since 1988. (2)

JOSEPH M. HENDRIE, PH.D., age 68, has been a director since 1985. Dr. Hendrie is a Consulting Engineer in Bellport, New York, having previously served as Chairman and Commissioner of the U.S. Nuclear Regulatory Commission and as President of the American Nuclear Society. He is also a director of Entergy Operations, Inc. of Jackson, Mississippi.

HOWARD W. HORNE, age 67, has been a director since 1978. Mr. Horne is Vice Chairman of Cushman & Wakefield of Texas, Inc., a subsidiary of a national real estate brokerage firm. Until 1990, Mr. Horne was Chairman of the Board of The Horne Company, a realty firm. (3)

DON D. JORDAN, age 61, has been a director of the Company since 1977 and of HL&P since 1974. Mr. Jordan is Chairman and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of HL&P. Mr. Jordan also serves as a director of Texas Commerce Bancshares, Inc. and BJ Services Company, Inc.

THOMAS B. MCDADE, age 70, has been a director since 1980. Mr. McDade is primarily engaged in managing his personal investments in Houston, Texas. Mr. McDade also serves as a director and trustee of eleven registered investment companies for which Transamerica Fund Management Company serves as investment advisor. (4)

ALEXANDER F. SCHILT, PH.D., age 53, has been a director since 1992. He is Chancellor of the University of Houston System. Prior to 1990, Dr. Schilt was President of Eastern Washington University in Cheney and Spokane, Washington.

KENNETH L. SCHNITZER, SR., age 64, has been a director since 1983. Mr. Schnitzer is Chairman of the Board of Schnitzer Enterprises, Inc., a Houston commercial real estate development company, having previously served as a director of American Building Maintenance Industries Incorporated and Weingarten Realty, Inc. (5)

DON D. SYKORA, age 63, has been a director since 1982. Mr. Sykora is President and Chief Operating Officer of the Company. He also serves as a director of Powell Industries, Inc., Pool Energy Services Company, Inc. and TransTexas Gas Corporation.

JACK T. TROTTER, age 67, has been a director since 1985. Mr. Trotter is primarily engaged in managing his personal investments in Houston, Texas. He also serves as a director of First Interstate Bank of Texas, N.A., Howell Corporation, Weingarten Realty Investors, Zapata Corporation and Continental Airlines, Inc.

BERTRAM WOLFE, PH.D., age 66, has been a director since 1993. Prior to his retirement in 1992, Dr. Wolfe was Vice President and General Manager of General Electric Company's nuclear energy business in San Jose, California.

- -----------------

(1) In March 1989, the FDIC declared 20 of MCorp's 25 banks to be insolvent and transferred their assets and deposits to another bank. In 1989, MCorp filed for protection under the Federal Bankruptcy Code.

(2) First Interstate and certain of its affiliates participate in various credit facilities with HL&P, the Company and certain of HL&P's affiliates and other entities in which the Company has an ownership interest. Under these agreements, First Interstate and certain of its affiliates have maximum aggregate loans and commitments to lend approximately $81.24 million.

(3) Under a consulting arrangement originally with Mr. Horne which was subsequently amended to be an agreement with Cushman & Wakefield of which Mr. Horne is Vice Chairman, Cushman & Wakefield represented the Company in negotiations concerning the purchase of an office building in 1993, for which that firm was paid $358,000 by the Company and $78,000 by the seller of the building.

(4) Mr. McDade is expected to retire at the date of the Company's 1994 annual meeting of shareholders.

(5) HL&P and certain of its affiliates currently lease office space in buildings owned or controlled by affiliates of Mr. Schnitzer. HL&P and certain of its affiliates paid a total of approximately $5.4 million to affiliates of Mr. Schnitzer during 1993, and it is expected that approximately $5.6 million will be paid in 1994. HL&P believes such payments are comparable to those that would have been made to other non-affiliated firms for comparable facilities and services.

ITEM 11.  EXECUTIVE COMPENSATION.

         (a)     The Company

         The information called for by Item 11 is or will be set forth in the definitive proxy statement relating to the Company's 1994 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 (excluding any information required by paragraphs (i), (k) and (l) of Item 402 of Regulation S-K) are incorporated herein by reference pursuant to Instruction G to Form 10-K.

         (b)     HL&P

         SUMMARY COMPENSATION TABLE. The following table shows, for the years ended December 31, 1991, 1992 and 1993, the annual, long-term and certain other compensation of the chief executive officer and the other four most highly compensated executive officers of HL&P including Mr. Hall who retired effective January 1, 1994 (Named Officers). The format and information presented are as prescribed in revised rules of the Securities and Exchange Commission (SEC) and in accordance with transitional provisions of the rules, information in the "All Other Compensation" column is not presented for 1991.

                           SUMMARY COMPENSATION TABLE

                                                                         Long-Term Compensation
                                                      Annual             -----------------------
                                                   Compensation           Awards         Payouts
                                              ---------------------      --------        -------
                                                                                                         All
                                                                        Securities                      Other
                                                                        Underlying         LTIP        Compen-
      Name and                                  Salary       Bonus        Options        Payouts       sation
  Principal Position               Year          (1)          (2)           (#)            (3)           (4)
- ---------------------              ----       ---------     --------     ---------       --------     ---------
Don D. Jordan (5)                  1993        $829,500                    12,965        $762,962     $647,491
  Chairman and                     1992         785,125     $531,268       13,190          32,000      543,204
  Chief Executive                  1991         745,883      334,688                       29,062
  Officer

Hugh Rice Kelly                    1993         310,500                     2,621         285,078       58,218
  Senior Vice President,           1992         297,583      155,439        2,667          13,188       65,266
  General Counsel and              1991         283,750       86,981                       12,313
  Corporate Secretary

R. Steve Letbetter                 1993         271,000                     2,128         212,362       42,562
  President and                    1992         241,417      125,952        2,161          10,125       44,813
  Chief Operating                  1991         224,583       70,484                        9,125
  Officer

Donald P. Hall                     1993         267,000                     2,309         251,530       18,061
  Senior Vice President            1992         262,000      136,170        2,345                       15,669
  and Assistant to the             1991         248,750       76,483
  President

Jack D. Greenwade                  1993         225,500                     1,903         178,814       36,786
  Group Vice President             1992         215,833      110,880        1,931           8,875       38,184
  - Operations                     1991         207,583       62,986                        7,863

- -----------------

(1) The amounts shown include salary earned and received by the Named Officers as well as salary earned but deferred. Also included are board of director and committee fees paid in 1991 prior to the time such fees were eliminated for employee directors.

(2) The amount of bonus earned for 1993 has not been determined because it was not calculable as of the date of this Report. In accordance with the SEC's revised rules on executive compensation, these amounts will be included for such year in HL&P's Annual Report on Form 10-K for the year ended December 31, 1994.

(3) The amounts shown represent (i) cash paid in 1991 and 1992 under the Company's executive incentive compensation plan for long-term awards based on the performance periods of 1987-1990 and 1988-1991 respectively and (ii) the dollar value of shares of the Company's common stock paid out in 1993 under the Company's long-term incentive compensation plans based on the achievement of certain performance objectives for the 1990-1992 performance cycle, plus dividend equivalent accruals during the performance period.

(4) The amounts shown include (i) Company contributions to the Company's savings plan and accruals under its savings restoration plan for 1992 and 1993 on behalf of the Named Officers, as follows: Mr. Jordan 1992 - $41,348 and 1993 - $57,152; Mr. Kelly 1992 - $26,141 and 1993 -
         $19,569; Mr. Letbetter 1992 - $20,225 and 1993  - $16,672; Mr. Hall
         1992 - $14,005 and 1993 - $16,933; and

         Mr. Greenwade 1992 - $16,898 and 1993 - $14,128 and (ii) the portion of accrued interest on amounts of compensation deferred under the Company's deferred compensation plan and executive incentive compensation plan that exceeds 120% of the applicable federal long-term rate provided under Section 1274(d) of the Internal Revenue Code, as follows: Mr. Jordan 1992 - $501,856 and 1993 - $590,339; Mr.
         Kelly 1992 - $39,125 and 1993 - $38,649; Mr. Letbetter 1992 - $24,588
         and 1993 - $25,890; Mr. Hall 1992 - $1,664 and 1993 - $1,128; and Mr.
         Greenwade 1992 - $21,286 and 1993 - $22,658. With respect to the accrued interest on deferred amounts referenced in (ii) of this footnote, the Company owns and is the beneficiary under life insurance policies, and it is currently anticipated that the benefits associated with these policies will be sufficient to cover such accumulated interest.

(5) The information related to Mr. Jordan includes his compensation as Chairman and Chief Executive Officer of the Company.

         STOCK OPTION GRANTS. The following table contains information concerning the grant of stock options under the Company's long-term incentive compensation plan to the Named Officers during 1993.

                             OPTION GRANTS IN 1993

                                               Individual Grants                         Grant Date Value
                           ---------------------------------------------------------     -----------------
                                             % of
                            Number of        Total
                            Securities      Options
                            Underlying     Granted to       Exercise
                             Options       Employees        or Base
                             Granted       in Fiscal         Price        Expiration        Grant Date
     Name                     (#)(1)         Year          Per Share         Date        Present Value (2)
- ---------------            -----------    -----------      ---------      ----------     -----------------
Don D. Jordan                 12,965         19.71%          $46.25         01/03/03           $41,618

Hugh Rice Kelly                2,621          3.98%           46.25         01/03/03             8,413

R. Steve Letbetter             2,128          3.24%           46.25         01/03/03             6,831

Donald P. Hall(3)              2,309          3.51%           46.25         01/03/03             7,412

Jack D. Greenwade              1,903          2.89%           46.25         01/03/03             6,109

- -----------------

(1) The nonstatutory options for shares of the Company's common stock included in the table were granted on January 4, 1993, have a ten-year term and generally become exercisable in one-third increments commencing one year after date of grant, so long as employment with the Company or its subsidiaries continues. If a change in control (as defined in the plan) of the Company occurs before the options become exercisable, the options will become immediately exercisable.

(2) Based on the Black-Scholes option pricing model adjusted for the payment of dividends. The calculations were made based on the following assumptions: volatility equal to historical volatility of the Company's common stock in the six-month period prior to grant date; risk-free interest rate equal to the ten-year average monthly U.S. Treasury rate for January 1993; option strike price equal to current stock price on the date of grant ($46.25); current dividend rate of $3 per share per year; and option term equal to the full ten-year period until the stated expiration date. No reduction has been made in the valuations on account of non-transferability of the options or vesting or forfeiture provisions. Valuations would change if different assumptions were made. Option values are dependent on general market conditions and the performance of the Company's common stock. There can be no assurance that the values in this table will be realized.

(3) Under the terms of the Company's long-term incentive compensation plans, Mr. Hall's retirement effective January 1, 1994 resulted in his receiving options for only 770 shares of the originally granted number of shares, and resulted in the forfeiture, for no value, of his options for 1,539 shares. Options expire one year after date of retirement; therefore, Mr. Hall's options expire January 1, 1995.

         STOCK OPTION VALUES. The following table sets forth information for each of the Named Officers with respect to the unexercised options to purchase the Company's common stock granted under the Company's long-term incentive compensation plans and held as of December 31, 1993, including the aggregate amount by which the market value of the option shares exceeds the exercise price of the option shares at December 31, 1993. No options were exercised by the Named Officers during 1993.

                          1993 YEAR-END OPTION VALUES

                                   Number of Securities                    Value of
                                       Underlying                         Unexercised
                                       Unexercised                        In-the-Money
                                       Options at                          Options at
                                    December 31, 1993                 December 31, 1993 (1)
                                  ---------------------               ---------------------
                                      Exercisable/                         Exercisable/
        Name                          Unexercisable                       Unexercisable
- --------------------              ---------------------               ---------------------
Don D. Jordan                        4,397  /  21,758                  $18,962  /  $58,178

Hugh Rice Kelly                        889  /   4,399                    3,834  /   11,763

R. Steve Letbetter                     720  /   3,569                    3,105  /    9,539

Donald P. Hall                         782  /   3,872                    3,372  /   10,348

Jack D. Greenwade                      644  /   3,190                    2,777  /    8,523

- -----------------

(1) Based on the average of the high and low sales prices of the the Company's common stock on the composite tape, as reported by The Wall Street Journal for December 31, 1993.

LONG-TERM INCENTIVE COMPENSATION PLANS

         The following table sets forth information concerning awards made during the year ended December 31, 1993 under the Company's long-term incentive compensation plans. The table represents potential payouts of awards for performance shares (target and opportunity shares) of Common Stock based on the achievement of certain performance goals over a performance cycle of three years. The performance goals are weighted differently depending on the parent or subsidiary company by which the Named Officer is employed. The consolidated performance goal applicable to each of the Named Officers is achieving a superior total return to shareholders in relation to a panel of other companies. With respect to Messrs. Letbetter, Hall and Greenwade, subsidiary performance goals consist of (1) increasing HL&P's competitive rate advantage by maintaining current base electric rates and (2) achieving a superior cash flow
performance in relation to a panel of other companies.   With respect to
Messrs. Jordan and Kelly, subsidiary performance goals include all of the above as well as goals from the Company's other major subsidiary. Each of these goals has attainment levels ranging from 50% to 150% of the target amounts. Target amounts for awards will be earned if goals are achieved at the 100% level; threshold amounts if goals are achieved at the 50% level and maximum amounts if goals are achieved at the 150% level. If a change in control (as defined in the plan) of the Company occurs before the end of a performance cycle, the payouts of awards for performance shares will occur without regard to achievement of the performance goals.

            LONG-TERM INCENTIVE COMPENSATION PLANS - AWARDS IN 1993

                                                                      Estimated Future Payouts Under
                                                                      Non-Stock Price-Based Plans(1)
                                                                  ---------------------------------------
                                              Performance
                                                or Other
                                              Period Until        Threshold       Target         Maximum
                             Number of        Maturation or        Number         Number          Number
      Name                    Shares             Payout           of Shares      of Shares      of Shares
- -----------------           -----------      ---------------      ---------      ---------      ---------


Don D. Jordan                  11,659           12/31/95            5,830          11,659         17,489

Hugh Rice Kelly                 2,719           12/31/95            1,360           2,719          4,079

R. Steve Letbetter              2,208           12/31/95            1,104           2,208          3,312

Donald P. Hall (2)              2,396           12/31/95            1,198           2,396          3,594

Jack D. Greenwade               1,974           12/31/95              987           1,974          2,961

- -----------------

(1) The table does not reflect dividend equivalent accruals during the performance period.

(2) Under the terms of the Company's long-term incentive compensation plans, Mr. Hall's retirement effective January 1, 1994 resulted in his receiving a payout in January, 1994 of 799 shares, a pro-rated amount based on the number of days elapsed in the performance cycle.

         RETIREMENT PLANS, RELATED BENEFITS AND OTHER AGREEMENTS. The following table shows the estimated annual benefit payable under the Company's retirement plan, benefit restoration plan and, in certain cases, supplemental agreements, to officers in various compensation classifications upon retirement at age 65 after the indicated periods of service, determined on a single-life annuity basis. The amounts in the table are not subject to any deduction for Social Security payments or other offsetting amounts.

                                                         PENSION PLAN TABLE


  Final Average                            Estimated Annual Pension Based on Years of Service
      Annual                -----------------------------------------------------------------------------------
   Compensation                                                                                         35 or
     At Age 65              15 Years           20 Years         25 Years         30 Years            More Years
- -------------------         --------           --------         --------         --------            ----------
      $ 300,000             $ 85,998           $114,664         $143,330         $171,996              $200,662
        400,000              115,098            153,464          191,830          230,196               268,562
        500,000              144,198            192,264          240,330          288,396               336,462
        600,000              173,298            231,064          288,830          346,596               404,362
        700,000              202,398            269,864          337,330          404,796               472,262
        800,000              231,498            308,664          385,830          462,996               540,162
        900,000              260,598            347,464          434,330          521,196               608,062
      1,000,000              289,698            386,264          482,830          579,396               675,962
      1,200,000              347,898            463,864          579,830          695,796               811,762
      1,400,000              406,098            541,464          676,830          812,196               947,562
      1,500,000              435,198            580,264          725,330          870,396             1,015,462
      1,600,000              464,298            619,064          773,830          928,596             1,083,362
      1,700,000              493,398            657,864          822,330          986,796             1,151,262

NOTE: The qualified pension plan limits compensation in accordance with IRC 401(a)(17) and also limits benefits in accordance with IRC 415. Pension benefits based on compensation above the qualified plan limit or in excess of the limit on annual benefits are provided through the benefit restoration plan.

         For the purpose of the pension table above, final average annual compensation means the average of covered compensation for the 36 consecutive months out of the 120 consecutive months immediately preceding retirement in which the participant's covered compensation was the highest. Covered compensation only includes the amounts shown in the "Salary" and "Bonus" columns of the Summary Compensation Table. At December 31, 1993 the credited years of service and current covered compensation for the following persons are: Mr. Jordan, 35 years $1,360,768; Mr. Kelly, 19 years, 10 of which result from a supplemental agreement $465,939; Mr. Letbetter, 20 years $396,952 and Mr. Greenwade, 28 years $336,380. Mr. Hall , who retired effective January 1, 1994, does not participate in the Company's retirement plan, but under supplemental agreements, he receives a pension of $50,000 per year. Because bonus amounts for 1993 are not yet available, the foregoing covered compensation amounts are based in part on 1992 data.

        The Company maintains an executive benefits plan that provides certain salary continuation, disability and death benefits to key officers of the Company and certain of its subsidiaries. The Named Officers participate in this plan pursuant to individual agreements. The agreements generally provide for (1) a salary continuation benefit of 100% of the officer's current salary for twelve months after death during active employment and then 50% of salary for nine years or until the deceased officer would have attained age 65, if later, and (2) if the officer retires after attainment of age 65, an annual post-retirement death benefit of 50% of the officer's preretirement annual salary payable for six years.

         Effective in 1994, the Company authorized an executive life insurance plan providing for split-dollar life insurance to be maintained on the lives of certain officers and all members of the Board of Directors. Pursuant to the plan, the Personnel Committee has authorized the Company to obtain coverage for the Named Officers, except for Mr. Hall who has retired. The amounts of their coverages are not finalized, pending completion of arrangements with the insurance carrier and certain elections by participants, but are expected to range from approximately two times current salary to six times current salary, assuming single life coverage is elected.

         The death benefit for the Company's nonemployee directors is six times the annual retainer (assuming single life coverage is elected). The plan also provides that the Company may make payments to the covered individuals designed to compensate for tax consequences with respect to imputed income that they must recognize for federal income tax purposes based on the term portion of the annual premiums. If a covered executive retires at age 65 or at an earlier age under circumstances approved for this purpose by the Board of Directors, rights under the plan vest so that coverage is continued based on the same death benefit in effect at the time of retirement. Upon death, the Company will receive the balance of the insurance proceeds payable in excess of the specified death benefit which should in all cases be at least sufficient to cover the Company's cumulative outlays to pay premiums and the after-tax cost to the Company of the tax gross-up payments.

         COMPENSATION OF DIRECTORS. Each nonemployee director receives an annual retainer fee of $20,000, in his or her capacity as a director of the Company, and a fee of $1,000 for each board meeting attended and a fee of $700 for each committee meeting attended. Directors may defer all or a part of their annual retainer fees (minimum deferral $2,000) and meeting fees under the Company's deferred compensation plan.

         Nonemployee directors participate in a director benefits plan pursuant to which a director who serves at least one full year will receive an annual benefit in cash equal to the annual retainer payable in the year the director terminates service. Benefits under this plan will be payable to the director, commencing the January following the later of the director's termination of service or attainment of age 65, for a period equal to the number of full years of service of the director.

         Nonemployee directors also participate in the Company's executive life insurance plan effective January 1994, described above under "Retirement Plans, Related Benefits and Other Agreements," under which the Company purchases split dollar life insurance so as to provide each nonemployee director a death benefit equal to six times his or her annual retainer (assuming single life coverage is elected) with coverage continuing after termination of service as a director. This plan also permits the Company to provide for a tax gross-up payment to make the directors whole with respect to imputed income recognized with respect to the term portion of the annual insurance premiums.

         For a description of a consulting arrangement with Mr. Horne and a fee paid to a company of which he is Vice Chairman, see Note 3 to Item 10(b).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.

         (a)     The Company

         The information called for by Item 12 is or will be set forth in the definitive proxy statement relating to the Company's 1994 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 is incorporated herein by reference pursuant to Instruction G to Form 10-K.

         (b)     HL&P

         As of the date of this Report, the Company owned 1,000 shares of HL&P's Class A common stock, without par value, and Houston Industries (Delaware) Incorporated owned 100 shares of HL&P's Class B common stock, constituting all of the issued and outstanding shares of Class B common stock of HL&P.

         The following table shows the beneficial ownership reported as of the date of this Report unless otherwise noted of shares of the Company's common stock, including shares as to which a right to acquire ownership exists (for example, through the exercise of stock options) within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, of each current director, the chief executive officer and the four other most highly compensated executive officers of HL&P and, as a group, of such persons and other executive officers of HL&P. No person or member of the group listed owns any equity securities of HL&P or any other subsidiary of the Company. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of Common Stock listed. No ownership shown in the table represents 1% or more of the outstanding shares of the Company's common stock.

                                                Shares of Common Stock
                   Name                           Beneficially Owned
- -------------------------------------------     ----------------------
Milton Carroll  . . . . . . . . . . . . . .           1,200
John T. Cater . . . . . . . . . . . . . . .           1,000 (1)
Robert J. Cruikshank  . . . . . . . . . . .           1,000
Linnet F. Deily . . . . . . . . . . . . . .           1,000 (2)
Jack D. Greenwade . . . . . . . . . . . . .           9,703
Donald P. Hall  . . . . . . . . . . . . . .           9,485 (3)(4)
Joseph M. Hendrie . . . . . . . . . . . . .             415 (2)(4)
Howard W. Horne . . . . . . . . . . . . . .           3,233 (4)
Don D. Jordan . . . . . . . . . . . . . . .          74,575 (5)(6)(7)
Hugh Rice Kelly . . . . . . . . . . . . . .          11,542 (4)(6)(7)
R. Steve Letbetter  . . . . . . . . . . . .          11,942 (6)(7)
Thomas B. McDade  . . . . . . . . . . . . .           3,193
Alexander F. Schilt . . . . . . . . . . . .             400
Kenneth L. Schnitzer, Sr. . . . . . . . . .           4,650
Don D. Sykora . . . . . . . . . . . . . . .          33,204 (4)(6)(7)
Jack T. Trotter . . . . . . . . . . . . . .           1,000
Bertram Wolfe . . . . . . . . . . . . . . .             110

All of the above and other executive
officers as a group (21 persons)  . . . . .         179,754 (4)(6)(7)

- -----------------

(1) Mr. Cater disclaims beneficial ownership of these shares, which are owned by his adult children.

(2) Voting power and investment power with respect to the shares listed for Ms. Deily and Dr. Hendrie are shared with the respective spouse of each.

(3) Mr. Hall's ownership is reported as of December 31, 1993; he retired effective January 1, 1994.

(4) Includes shares held under the Company's dividend reinvestment plan as of December 31, 1993.

(5) Voting power and investment power with respect to 576 of the shares listed are shared with Mr. Jordan's spouse.

(6) Includes shares held under the savings plan of the Company or KBLCOM Incorporated as of December 31, 1993 (which plans merged January 1,
         1994), as to which the participant has sole voting power (subject to such power being exercised by the plan's trustees in the same proportion as directed shares in the savings plans are voted in the event the participant does not exercise voting power).

(7) The ownership shown in the table includes shares which may be acquired within 60 days on exercise of outstanding stock options granted under the Company's long-term incentive compensation plans by each of the persons and group, as follows: Mr. Jordan - 13,115 shares; Mr. Sykora
         - 6,994 shares; Mr. Kelly - 2,652 shares; Mr. Letbetter - 2,150 shares; Mr. Hall - 2,333 shares; Mr. Greenwade - 1,921 shares and the group - 31,976 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         (a)     The Company

         The information called for by Item 13 is or will be set forth in the definitive proxy statement relating to the Company's 1994 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 is incorporated herein by reference pursuant to Instruction G to Form 10-K.

         (b)     HL&P

         The information set forth in Notes 2, 3 and 5 to Item 10(b) above is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

                                                                                                          PAGE
                                                                                                          ----
(a)(1)   FINANCIAL STATEMENTS.

Statements of Consolidated Income for the Three Years
  Ended December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      56
Statements of Consolidated Retained Earnings for the
  Three Years Ended December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      58
Consolidated Balance Sheets at December 31, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . .      59
Consolidated Statements of Capitalization at December 31,
  1993 and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      61
Statements of Consolidated Cash Flows for the Three Years
  Ended December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      64
HL&P Statements of Income for the Three Years
  Ended December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      66
HL&P Statements of Retained Earnings for the Three Years
  Ended December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      67
HL&P Balance Sheets at December 31, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . .      68
HL&P Statements of Capitalization at December 31, 1993 and 1992 . . . . . . . . . . . . . . . . . . .      70
HL&P Statements of Cash Flows for the Three Years
  Ended December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      72
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      74
Notes to HL&P's Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     104
Independent Auditors' Report - The Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     111
Independent Auditors' Report - HL&P . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     112

(a)(2)   FINANCIAL STATEMENT SCHEDULES
         THREE YEARS ENDED DECEMBER 31, 1993:

THE COMPANY:
   V -- Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     125
  VI -- Accumulated Provision for Depreciation, Depletion and
        Amortization of Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . . . .     126
VIII -- Reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     127
  IX -- Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     128

HL&P:
   V -- Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     129
  VI -- Accumulated Provision for Depreciation, Depletion and
        Amortization of Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . . . .     130
VIII -- Reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     131
  IX -- Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     132

The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

I, II, III, IV, VII, X, XI, XII and XIII.

(a)(3)   EXHIBITS.

See Index of Exhibits on page 135, which also includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

(b)      REPORTS ON FORM 8-K.  None

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)

=====================================================================================================================
            Col. A                              Col. B         Col. C         Col. D       Col. E          Col. F
- ---------------------------------------------------------------------------------------------------------------------
                                                                                            Other
                                              Balance at     Additions                     Changes-        Balance at
                                              Beginning         at           Retire-         Add              End
        Classification                        of Period        Cost           ments        (Deduct)         of Period
- ---------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993:
      Production Plant  . . . . . . . . .     $ 7,108,713    $    66,724   $     6,555    $    (3,071)    $ 7,165,811
      Transmission Plant  . . . . . . . .         818,584         26,597         4,445                        840,736
      Distribution Plant  . . . . . . . .       2,394,226        155,071        45,333                      2,503,964
      General Plant   . . . . . . . . . .         978,998         40,147        49,412                        969,733
      Plant Acquisition Adjustments   . .           3,166                                                       3,166
      Plant Held for Future Use   . . . .         200,865          2,509                       (7,044)        196,330
      Cable Television Property   . . . .         320,661         54,482         2,965                        372,178
      Other Property  . . . . . . . . . .          21,687         26,823           781           (235)         47,494
                                              -----------    -----------   -----------    -----------     -----------
          Total Property, Plant
          and Equipment   . . . . . . . .      11,846,900        372,353       109,491        (10,350)     12,099,412
      Construction Work in Progress   . .         205,214         34,376                        3,071         242,661
      Nuclear Fuel  . . . . . . . . . . .         202,013          9,772                                      211,785
                                              -----------    -----------   -----------    -----------     -----------
          Total   . . . . . . . . . . . .     $12,254,127    $   416,501   $   109,491    $    (7,279)    $12,553,858
                                              ===========    ===========   ===========    ============    ===========

Year Ended December 31, 1992:
      Production Plant  . . . . . . . . .     $ 6,977,296    $   143,183   $    13,272    $     1,506     $ 7,108,713
      Transmission Plant  . . . . . . . .         801,049         20,352         2,817                        818,584
      Distribution Plant  . . . . . . . .       2,302,657        126,417        34,848                      2,394,226
      General Plant   . . . . . . . . . .         930,241         68,087        19,330                        978,998
      Plant Acquisition Adjustments   . .           3,166                                                       3,166
      Plant Held for Future Use   . . . .         275,719          9,221                      (84,075)        200,865
      Cable Television Property   . . . .         278,052         43,236           627                        320,661
      Other Property  . . . . . . . . . .          21,623            225           187             26          21,687
                                              -----------    -----------   -----------    -----------     -----------
          Total Property, Plant
          and Equipment   . . . . . . . .      11,589,803        410,721        71,081        (82,543)     11,846,900
      Construction Work in Progress   . .         247,410        (42,196)                                     205,214
      Nuclear Fuel  . . . . . . . . . . .         181,853         20,160                                      202,013
                                              -----------    -----------   -----------    -----------     -----------
          Total   . . . . . . . . . . . .     $12,019,066    $   388,685   $    71,081    $   (82,543)    $12,254,127
                                              ===========    ===========   ===========    ===========     ===========

Year Ended December 31, 1991:
      Production Plant  . . . . . . . . .     $ 6,846,074    $   136,105   $     4,716    $      (167)    $ 6,977,296
      Transmission Plant  . . . . . . . .         764,336         39,937         3,224                        801,049
      Distribution Plant  . . . . . . . .       2,173,981        163,896        35,220                      2,302,657
      General Plant   . . . . . . . . . .         898,820         68,655        37,234                        930,241
      Plant Acquisition Adjustments   . .           3,166                                                       3,166
      Plant Held for Future Use   . . . .         263,735         11,984                                      275,719
      Cable Television Property   . . . .         252,485         26,624         1,057                        278,052
      Other Property  . . . . . . . . . .          11,995          9,606            77             99          21,623
                                              -----------    -----------   -----------    -----------     -----------
          Total Property, Plant
          and Equipment   . . . . . . . .      11,214,592        456,807        81,528            (68)     11,589,803
      Construction Work in Progress   . .         293,773        (46,363)                                     247,410
      Nuclear Fuel  . . . . . . . . . . .         177,308          6,049                       (1,504)        181,853
                                              -----------    -----------   -----------    -----------     -----------
          Total   . . . . . . . . . . . .     $11,685,673    $   416,493   $    81,528    $    (1,572)    $12,019,066
                                              ===========    ===========   ===========    ===========     ===========

_______________

Notes:

 (A) Substantially all electric utility additions are originally charged to Construction Work in Progress and transferred to electric utility plant accounts upon completion. Additions at cost give effect to such transfers.
 (B) Additions at cost include noncash charges for AFUDC for HL&P and capitalized interest for other subsidiaries.
 (C) Depreciation is computed using the straight-line method. The depreciation provisions as a percentage of the depreciable cost of plant were 3.4%, for 1993, 1992 and 1991.
 (D) Other changes to Plant Held for Future Use in 1993 and 1992 represent the deduction of $7.0 million and $84.1 million, respectively, of recoverable costs related to Malakoff.
 (E) 1992 and 1991 have been adjusted to reflect reclassifications due to the merger of Utility Fuels into HL&P.

               HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
        SCHEDULE VI - ACCUMULATED PROVISION FOR DEPRECIATION, DEPLETION
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                            (THOUSANDS OF DOLLARS)


===================================================================================================================
            Col. A                  Col. B              Col. C                       Col. D            Col. E
- -------------------------------------------------------------------------------------------------------------------
                                                         Additions             Deductions from Reserve
                                                  ----------------------       -----------------------
                                                                               Retirements,
                                    Balance at      Charged       Charged        Renewals,                Balance
                                    Beginning         to          to Other         and                    at End
           Description              of Period       Income        Accounts     Replacements    Other      of Period
- -------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993:
   Depreciation and
     amortization of property,
     plant and equipment  . .       $2,971,844    $  378,695    $   12,806     $   100,089                $3,263,256
   Amortization of nuclear
     fuel   . . . . . . . . .           90,259         2,101                                                  92,360

Year Ended December 31, 1992:
   Depreciation and
     amortization of property,
     plant and equipment  . .       $2,658,973    $  373,533    $   11,887     $   72,549                 $2,971,844
   Amortization of nuclear
     fuel   . . . . . . . . .           61,022        29,237                                                  90,259

Year Ended December 31, 1991:
   Depreciation and
     amortization of property,
     plant and equipment  . .       $2,368,505    $  362,027    $   11,867     $   83,426                 $2,658,973
   Amortization of nuclear
     fuel   . . . . . . . . .           38,603        23,145                                    726           61,022



__________________________

Notes:

 (1) 1992 and 1991 have been adjusted to reflect reclassifications due to the merger of Utility Fuels into HL&P.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                            SCHEDULE VIII - RESERVES

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)


=====================================================================================================================
            Col. A                            Col. B                  Col. C              Col. D           Col. E
- ---------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                             -------------------------
                                              Balance at       Charged      Charged       Deductions       Balance at
                                              Beginning          to         to Other         from             End
          Description                         of Period        Income       Accounts       Reserves        of Period
- ---------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993:
   Accumulated provisions deducted
      from related assets on balance
      sheet:
        Uncollectible accounts  . . . . .     $    10,439    $     4,803   $      (932)   $    12,628     $     1,682
        Cable television franchises
          and intangible assets   . . . .         145,856         38,201                                      184,057
        Deferred tax asset valuation
          allowance   . . . . . . . . . .          56,638                        1,023                         57,661
   Reserve other than those
      deducted from assets on
      balance sheet:
        Property insurance  . . . . . . .          (2,821)         2,187                        2,257          (2,891)
        Injuries and damages  . . . . . .           3,911          4,685                        5,705           2,891

Year Ended December 31, 1992:
   Accumulated provisions deducted
      from related assets on balance
      sheet:
        Uncollectible accounts  . . . . .     $    12,585    $    16,634                  $    18,780     $    10,439
        Cable television franchises
          and intangible assets   . . . .         107,681         38,175                                      145,856
        Deferred tax asset valuation
          allowance   . . . . . . . . . .          56,817                                         179          56,638
   Reserves other than those
      deducted from assets on
      balance cheet:
        Property insurance  . . . . . . .          (4,645)         2,187                          363          (2,821)
        Injuries and damages  . . . . . .           5,847          4,154                        6,090           3,911

Year Ended December 31, 1991:
   Accumulated provisions deducted
      from related assets on balance
      sheet:
        Uncollectible accounts  . . . . .     $    10,018    $    14,831   $       204    $    12,468     $    12,585
        Cable television franchises
          and intangible assets   . . . .          69,723         37,958                                      107,681
        Deferred tax asset valuation
          allowance   . . . . . . . . . .          52,140                        4,677                         56,817
   Reserves other than those
      deducted from assets on
      balance sheet:
        Property insurance  . . . . . . .          (1,539)         1,764                        4,870          (4,645)
        Injuries and damages  . . . . . .           2,163          9,684                        6,000           5,847


_______________

Notes:

 (A) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.
 (B) During 1992 and 1991, Houston Industries Finance purchased accounts receivable of HL&P and of certain KBLCOM subsidiaries. In January 1993, Houston Industries Finance sold the receivables back to the respective subsidiaries and ceased operations. HL&P is now selling its accounts receivable and most of its accrued unbilled revenues to a third party.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                      SCHEDULE IX - SHORT-TERM BORROWINGS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)


======================================================================================================================
                           Col. A          Col. B           Col. C           Col. D        Col. E         Col. F
- ----------------------------------------------------------------------------------------------------------------------

                                                            Weighted        Maximum         Average         Weighted
                          Category of                       Average          Amount         Amount          Average
                           Aggregate        Balance       Interest Rate    Outstanding    Outstanding     Interest Rate
                          Short-Term       at End of       at End of       During the     During the      During the
    Description           Borrowings        Period          Period           Period         Period          Period

- ----------------------------------------------------------------------------------------------------------------------
Year Ended
  December 31, 1993 ...   Commercial
                              Paper        $  591,385           3.61%      $  591,385     $  403,876          3.45%

Year Ended
  December 31, 1992 ...   Commercial
                              Paper        $  564,249           4.08%      $  661,300     $  488,582          4.14%

Year Ended
  December 31, 1991 ...   Bank Loans                                       $    5,000     $      521          7.75%
                          Commercial
                            Paper          $  330,294           5.37%         689,200        445,994          6.51%


_______________

Note: The weighted average interest rate during the period is calculated by dividing interest by the weighted average proceeds from the borrowings.

                        HOUSTON LIGHTING & POWER COMPANY
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)


=====================================================================================================================
            Col. A                            Col. B         Col. C          Col. D        Col. E         Col. F
- ---------------------------------------------------------------------------------------------------------------------
                                                                                            Other
                                              Balance at     Additions                     Changes-        Balance at
                                              Beginning         at           Retire-         Add              End
        Classification                        of Period        Cost           ments        (Deduct)        of Period
- --------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993:
      Production Plant  . . . . . . . . .     $ 7,108,713    $    66,724   $     6,555    $    (3,071)    $ 7,165,811
      Transmission Plant  . . . . . . . .         818,584         26,597         4,445                        840,736
      Distribution Plant  . . . . . . . .       2,394,226        155,071        45,333                      2,503,964
      General Plant   . . . . . . . . . .         978,998         40,147        49,412                        969,733
      Plant Acquisition Adjustments   . .           3,166                                                       3,166
      Plant Held for Future Use   . . . .         200,865          2,509                       (7,044)        196,330
                                              -----------     ----------   -----------    -----------     -----------
          Total Plant   . . . . . . . . .      11,504,552        291,048       105,745        (10,115)     11,679,740
      Construction Work in Progress   . .         205,214         34,376                        3,071         242,661
      Nuclear Fuel  . . . . . . . . . . .         202,013          9,772                                      211,785
                                              -----------    -----------   -----------    -----------     -----------
          Total   . . . . . . . . . . . .     $11,911,779    $   335,196   $   105,745    $    (7,044)    $12,134,186
                                              ===========    ===========   ===========    ===========     ===========

Year Ended December 31, 1992:
      Production Plant  . . . . . . . . .     $ 6,977,296    $   143,183   $    13,272    $     1,506     $ 7,108,713
      Transmission Plant  . . . . . . . .         801,049         20,352         2,817                        818,584
      Distribution Plant  . . . . . . . .       2,302,657        126,417        34,848                      2,394,226
      General Plant   . . . . . . . . . .         930,241         68,087        19,330                        978,998
      Plant Acquisition Adjustments   . .           3,166                                                       3,166
      Plant Held for Future Use   . . . .         275,719          9,221                      (84,075)        200,865
                                              -----------    -----------   -----------    -----------     -----------
          Total Plant   . . . . . . . . .      11,290,128        367,260        70,267        (82,569)     11,504,552
      Construction Work in Progress   . .         247,410        (42,196)                                     205,214
      Nuclear Fuel  . . . . . . . . . . .         181,853         20,160                                      202,013
                                              -----------    -----------   -----------    -----------     -----------
          Total   . . . . . . . . . . . .     $11,719,391    $   345,224   $    70,267    $   (82,569)    $11,911,779
                                              ===========    ===========   ===========    ===========     ===========

Year Ended December 31, 1991:
      Production Plant  . . . . . . . . .     $ 6,846,074    $   136,105   $     4,716    $      (167)    $ 6,977,296
      Transmission Plant  . . . . . . . .         764,336         39,937         3,224                        801,049
      Distribution Plant  . . . . . . . .       2,173,981        163,896        35,220                      2,302,657
      General Plant   . . . . . . . . . .         898,820         68,655        37,234                        930,241
      Plant Acquisition Adjustments   . .           3,166                                                       3,166
      Plant Held for Future Use   . . . .         263,735         11,984                                      275,719
                                              -----------    -----------   -----------    -----------     -----------
          Total Plant   . . . . . . . . .      10,950,112        420,577        80,394           (167)     11,290,128
      Construction Work in Progress   . .         293,773        (46,363)                                     247,410
      Nuclear Fuel  . . . . . . . . . . .         177,308          6,049                       (1,504)        181,853
                                              -----------    -----------   -----------    -----------     -----------
          Total   . . . . . . . . . . . .     $11,421,193    $   380,263   $    80,394    $    (1,671)    $11,719,391
                                              ===========    ===========   ===========    ===========     ===========

_______________

Notes:

 (A) 1992 and 1991 have been restated for the merger of Utility Fuels into HL&P.
 (B) Other Changes in Plant Held for Future Use in 1993 and 1992 represent the deduction of recoverable costs of $7.0 million and $84.1 million, respectively, of recoverable costs related to Malakoff.
 (C) Substantially all additions are originally charged to Construction Work In Progress and transferred to electric utility plant accounts upon completion. Additions at cost give effect to such transfers.
 (D) Additions at cost include non-cash charges for an allowance for funds used during construction.
 (E) HL&P computes depreciation using the straight-line method. The depreciation provisions as a percentage of the average depreciable cost of plant was 3.1% for 1993, 3.2% for 1992 and 1991.

                       HOUSTON LIGHTING & POWER COMPANY
        SCHEDULE VI - ACCUMULATED PROVISION FOR DEPRECIATION, DEPLETION
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                            (THOUSANDS OF DOLLARS)


====================================================================================================================
            Col. A                  Col. B              Col. C                        Col. D              Col. E
- --------------------------------------------------------------------------------------------------------------------
                                                           Additions           Deductions from Reserve
                                                    ----------------------     -----------------------
                                                                               Retirements,
                                    Balance at      Charged       Charged        Renewals,                Balance at
                                    Beginning         to          to Other         and                       End
           Description              of Period       Income        Accounts     Replacements    Other      of Period

- --------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993:
   Depreciation and
     amortization of property,
     plant and equipment  . .       $2,846,606    $  339,650    $   12,806     $   97,295                 $3,101,767
   Amortization of nuclear
     fuel   . . . . . . . . .           90,259         2,101                                                  92,360

Year Ended December 31, 1992:
   Depreciation and
     amortization of property,
     plant and equipment  . .       $2,570,440    $  336,445    $   11,887     $   72,048   $   118       $2,846,606
   Amortization of nuclear
     fuel   . . . . . . . . .           61,022        29,237                                                  90,259

Year Ended December 31, 1991:
   Depreciation and
     amortization of property,
     plant and equipment  . .       $2,311,989    $  329,205    $   11,867     $   82,533   $    88       $2,570,440
   Amortization of nuclear
     fuel   . . . . . . . . .           38,603        23,145                                    726           61,022



_______________________

Notes:

(1) 1992 and 1991 have been restated for the merger of Utility Fuels into HL&P.

                        HOUSTON LIGHTING & POWER COMPANY
                            SCHEDULE VIII - RESERVES

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)


=====================================================================================================================
            Col. A                            Col. B                 Col. C                Col. D          Col. E
- ---------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                             -------------------------
                                              Balance at       Charged      Charged       Deductions       Balance at
                                              Beginning          to         to Other         from             End
          Description                         of Period        Income       Accounts       Reserves        of Period
- ---------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993:
   Reserve other than those
      deducted from assets on
      balance sheet:
        Property insurance  . . . . . . .     $    (2,821)   $     2,187                  $     2,257     $    (2,891)
        Injuries and damages  . . . . . .           3,911          4,685                        5,705           2,891

Year Ended December 31, 1992:
   Reserves other than those
      deducted from assets on
      balance sheet:
        Property insurance  . . . . . . .     $    (4,645)   $     2,187                  $       363     $    (2,821)
        Injuries and damages  . . . . . .           5,847          4,154                        6,090           3,911

Year Ended December 31, 1991:
   Reserves other than those
      deducted from assets on
      balance sheet:
        Property insurance  . . . . . . .     $    (1,539)   $     1,764                  $     4,870     $    (4,645)
        Injuries and damages  . . . . . .           2,163          9,684                        6,000           5,847


_______________

Notes:

 (A) Deductions from reserves represent losses or expenses for which the respective reserves were created.
 (B) HL&P has no reserves for uncollectible accounts due to sales of accounts receivable.

                        HOUSTON LIGHTING & POWER COMPANY
                      SCHEDULE IX - SHORT-TERM BORROWINGS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)


========================================================================================================================
                           Col. A          Col. B           Col. C           Col. D         Col. E          Col. F
- ------------------------------------------------------------------------------------------------------------------------

                                                            Weighted        Maximum         Average         Weighted
                          Category of                       Average          Amount         Amount          Average
                           Aggregate        Balance       Interest Rate    Outstanding    Outstanding     Interest Rate
                          Short-Term       at End of       at End of       During the     During the      During the
    Description           Borrowings        Period          Period           Period         Period          Period

- ------------------------------------------------------------------------------------------------------------------------
Year Ended
  December 31, 1993 ...   Commercial
                              Paper        $  171,100           3.69%      $  214,000     $  105,801          3.31%

Year Ended
  December 31, 1992 ...   Commercial
                              Paper        $  139,440           3.97%      $  240,000     $   84,919          4.21%

Year Ended
  December 31, 1991 ...   Commercial
                              Paper                                        $  342,900     $  133,988          6.80%


_______________

Note:

 (A) The Balance at End of Period excludes $19 million in notes payable to the Company as of December 31, 1992.
 (B) The weighted average interest rate is calculated by dividing interest by the weighted average proceeds from the borrowings.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON AND STATE OF TEXAS, ON THE 10TH DAY OF MARCH, 1994.

                                    HOUSTON INDUSTRIES INCORPORATED (Registrant)

                                    By     DON D. JORDAN
                                       (Don D. Jordan, Chairman and
                                         Chief Executive Officer)

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                  SIGNATURE                                       TITLE                       DATE
                  ---------                                       -----                       ----
                                                      Chairman and Chief Executive    |
                DON D. JORDAN                             Officer and Director        |
- ---------------------------------------------           (Principal Executive and      |
               (Don D. Jordan)                         Principal Financial Officer)   |
                                                                                      |
                                                                                      |
            MARY P. RICCIARDELLO                               Comptroller            |
- ---------------------------------------------        (Principal Accounting Officer)   |
           (Mary P. Ricciardello)                                                     |
                                                                                      |
               MILTON CARROLL                                   Director              |
- ---------------------------------------------                                         |
              (Milton Carroll)                                                        |
                                                                                      |
                JOHN T. CATER                                   Director              |
- ---------------------------------------------                                         |
               (John T. Cater)                                                        |
                                                                                      |
            ROBERT J. CRUIKSHANK                                Director              |
- ---------------------------------------------                                         |
           (Robert J. Cruikshank)                                                     |
                                                                                      |
               LINNET F. DEILY                                  Director              |
- ---------------------------------------------                                         |
              (Linnet F. Deily)                                                       |
                                                                                      |
              JOSEPH M. HENDRIE                                 Director              |    March 10, 1994
- ---------------------------------------------                                         |
             (Joseph M. Hendrie)                                                      |
                                                                                      |
               HOWARD W. HORNE                                  Director              |
- ---------------------------------------------                                         |
              (Howard W. Horne)                                                       |
                                                                                      |
              THOMAS  B. MCDADE                                 Director              |
- ---------------------------------------------                                         |
             (Thomas B. McDade)                                                       |
                                                                                      |
             ALEXANDER F. SCHILT                                Director              |
- ---------------------------------------------                                         |
            (Alexander F. Schilt)                                                     |
                                                                                      |
          KENNETH L. SCHNITZER, SR.                             Director              |
- ---------------------------------------------                                         |
         (Kenneth L. Schnitzer, Sr.)                                                  |
                                                                                      |
                DON D. SYKORA                                   Director              |
- ---------------------------------------------                                         |
               (Don D. Sykora)                                                        |
                                                                                      |
               JACK T. TROTTER                                  Director              |
- ---------------------------------------------                                         |
              (Jack T. Trotter)                                                       |
                                                                                      |
                BERTRAM WOLFE                                   Director              |
- ---------------------------------------------                                         |
               (Bertram Wolfe)                                                        |

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON AND STATE OF TEXAS, ON THE 10TH DAY OF MARCH, 1994. THE SIGNATURE OF HOUSTON LIGHTING & POWER COMPANY SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO SUCH COMPANY AND ANY SUBSIDIARIES THEREOF.

                                   HOUSTON LIGHTING & POWER COMPANY (Registrant)

                                   By     DON D. JORDAN
                                      (Don D. Jordan, Chairman and
                                        Chief Executive Officer)

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO HOUSTON LIGHTING & POWER COMPANY AND ANY SUBSIDIARIES THEREOF.

                  SIGNATURE                                       TITLE                       DATE
                  ---------                                       -----                       ----
                                                      Chairman and Chief Executive    |
                DON D. JORDAN                             Officer and Director        |
- ---------------------------------------------         (Principal Executive Officer)   |
               (Don D. Jordan)                                                        |
                                                                                      |
             DAVID M. McCLANAHAN                     Group Vice President - Finance   |
- ---------------------------------------------           and Regulatory Relations      |
            (David M. McClanahan)                     (Principal Financial Officer)   |
                                                                                      |
                                                                                      |
                KEN W. NABORS                        Vice President and Comptroller   |
- ---------------------------------------------        (Principal Accounting Officer)   |
               (Ken W. Nabors)                                                        |
                                                                                      |
               MILTON CARROLL                                   Director              |
- ---------------------------------------------                                         |
              (Milton Carroll)                                                        |
                                                                                      |
                JOHN T. CATER                                   Director              |
- ---------------------------------------------                                         |
               (John T. Cater)                                                        |
                                                                                      |
            ROBERT J. CRUIKSHANK                                Director              |
- ---------------------------------------------                                         |
           (Robert J. Cruikshank)                                                     |
                                                                                      |
               LINNET F. DEILY                                  Director              |    March 10, 1994
- ---------------------------------------------                                         |
              (Linnet F. Deily)                                                       |
                                                                                      |
              JOSEPH M. HENDRIE                                 Director              |
- ---------------------------------------------                                         |
             (Joseph M. Hendrie)                                                      |
                                                                                      |
               HOWARD W. HORNE                                  Director              |
- ---------------------------------------------                                         |
              (Howard W. Horne)                                                       |
                                                                                      |
              THOMAS  B. MCDADE                                 Director              |
- ---------------------------------------------                                         |
             (Thomas B. McDade)                                                       |
                                                                                      |
             ALEXANDER F. SCHILT                                Director              |
- ---------------------------------------------                                         |
            (Alexander F. Schilt)                                                     |
                                                                                      |
          KENNETH L. SCHNITZER, SR.                             Director              |
- ---------------------------------------------                                         |
         (Kenneth L. Schnitzer, Sr.)                                                  |
                                                                                      |
                DON D. SYKORA                                   Director              |
- ---------------------------------------------                                         |
               (Don D. Sykora)                                                        |
                                                                                      |
               JACK T. TROTTER                                  Director              |
- ---------------------------------------------                                         |
              (Jack T. Trotter)                                                       |
                                                                                      |
                BERTRAM WOLFE                                   Director              |
- ---------------------------------------------                                         |
               (Bertram Wolfe)                                                        |

                        HOUSTON INDUSTRIES INCORPORATED
                        HOUSTON LIGHTING & POWER COMPANY

                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                               INDEX OF EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

(a) Houston Industries Incorporated

                                                          Report or                    SEC File or
 Exhibit                                                 Registration                  Registration       Exhibit
 Number                 Description                        Statement                      Number          Reference
- ---------          ---------------------               ------------------              ------------       ---------
2(a)               Articles of Merger of               Form 10-Q for the               1-7629             2
                   Houston Industries                  quarter ended
                   Finance, Inc. with the              June 30, 1993
                   Company, effective
                   June 8, 1993

3(a)               Restated Articles of                Form 10-Q for                   1-7629             3
                   Incorporation of the                the quarter ended
                   Company (Restated as                March 31, 1993
                   of May 1993)

3(b)               Amended and Restated                Form 8-K dated                  1-7629             3
                   Bylaws of the Company               June 29, 1992

4(a)(1)            Mortgage and Deed of                Form S-7 of HL&P                2-59748            2(b)
                   Trust dated November                filed on August
                   1, 1944 between HL&P                25, 1977
                   and South Texas
                   Commercial National
                   Bank of Houston (Texas
                   Commerce Bank National
                   Association, as successor
                   trustee), as Trustee, as
                   amended and supplemented
                   by 20 Supplemental
                   Indentures thereto

4(a)(2)            Twenty-First through                HL&P's Form 10-K                1-3187             4(a)(2)
                   Fiftieth Supplemental               for the year ended
                   Indentures to HL&P                  December 31, 1989
                   Mortgage and Deed of
                   Trust

4(a)(3)            Fifty-First Supple-                 HL&P's Form 10-Q                1-3187             4(a)
                   mental Indenture dated              for the quarter
                   March 25, 1991 to                   ended June 30,
                   HL&P Mortgage and Deed              1991
                   of Trust

4(a)(4)            Fifty-Second through                HL&P's Form 10-Q                1-3187             4
                   Fifty-Fifth Supplemental            for the quarter
                   Indentures, each dated              ended March 31,
                   March 1, 1992, to HL&P              1992
                   Mortgage and Deed of Trust

4(a)(5)            Fifty-Sixth and Fifty-              HL&P's Form 10-Q                1-3187             4
                   Seventh Supplemental                for the quarter
                   Indentures, each dated              ended September 30,
                   October 1, 1992, to                 1992
                   HL&P Mortgage and Deed
                   of Trust

4(a)(6)            Fifty-Eighth and Fifty-             HL&P's Form 10-Q                1-3187             4
                   Ninth Supplemental                  for the quarter
                   Indenture, each dated               ended March 31, 1993
                   as of March 1, 1993 to
                   HL&P Mortgage and Deed
                   of Trust

4(a)(7)            Sixtieth Supplemental               HL&P's Form 10-Q                1-3187             4
                   Indenture dated as                  for the quarter
                   July 1, 1993 to HL&P                ended June 30, 1993
                   Mortgage and Deed of
                   Trust

4(a)(8)            Sixty-First through                 HL&P's Form 10-K                1-3187             4(a)(8)
                   Sixty-Third Supplemental            for the year ended
                   Indentures to HL&P                  December 31, 1993
                   Mortgage and Deed of
                   Trust

4(b)(1)            Rights Agreement dated              Form 8-K dated                  1-7629             4(a)(1)
                   July 11, 1990 between               July 11, 1990
                   the Company and Texas
                   Commerce Bank National
                   Association, as Rights
                   Agent (Rights Agent),
                   which includes form of
                   Statement of Resolution
                   Establishing Series of
                   Shares designated Series
                   A Preference Stock and
                   form of Rights Certificate

4(b)(2)            Agreement and Appoint-              Form 8-K dated                  1-7629             4(a)(2)
                   ment of Agent dated                 July 11, 1990
                   as of July 11, 1990
                   between the Company
                   and the Rights Agent

4(c)               Indenture dated as of               Form 10-Q for                   1-7629             4(b)
                   April 1, 1991 between               the quarter ended
                   the Company and                     June 30, 1991
                   NationsBank of Texas,
                   National Association,
                   as Trustee

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed as exhibits to this Form 10-K certain long-term debt instruments, under which the total amount of securities authorized do not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

*10(a)             Executive Benefit Plan              Form 10-Q for the               1-7629             10(a)(1)
                   of the Company and First            quarter ended                                      10(a)(2)
                   and Second Amendments               March 31, 1987                                       and
                   thereto (effective as                                                                  10(a)(3)
                   of June 2, 1982, July 1,
                   1984, May 7, 1986,
                   respectively)

*10(b)(1)          Executive Incentive                 Form 10-K for the               1-7629             10(b)
                   Compensation Plan of                year ended
                   the Company (effective              December 31, 1991
                   as of January 1, 1982)

*10(b)(2)          First Amendment to                  Form 10-Q for the               1-7629             10(a)
                   Exhibit 10(b)(1)                    quarter ended
                   (effective as of                    March 31, 1992
                   March 30, 1992)

*10(b)(3)          Second Amendment to                 Form 10-K for the               1-7629             10(b)(3)
                   Exhibit 10(b)(1)                    year ended
                   (effective as of                    December 31, 1992
                   November 4, 1992)

*10(c)(1)          Executive Incentive                 Form 10-Q for the               1-7629             10(b)(1)
                   Compensation Plan                   quarter ended
                   of the Company                      March 31, 1987
                   (effective as of
                   January 1, 1985)

*10(c)(2)          First Amendment to                  Form 10-K for the               1-7629             10(b)(3)
                   Exhibit 10(c)(1)                    year ended
                   (effective as of                    December 31, 1988
                   January 1, 1985)

*10(c)(3)          Second Amendment to                 Form 10-K for                   1-7629             10(c)(3)
                   Exhibit 10(c)(1)                    the year ended
                   (effective as of                    December 31, 1991
                   January 1, 1985)

*10(c)(4)          Third Amendment to                  Form 10-Q for the               1-7629             10(b)
                   Exhibit 10(c)(1)                    quarter ended
                   (effective as of                    March 31, 1992
                   March 30, 1992)

*10(c)(5)          Fourth Amendment to                 Form 10-K for                   1-7629             10(c)(5)
                   Exhibit 10(c)(1)                    the year ended
                   (effective as of                    December 31, 1992
                   November 4, 1992)

*10(d)             Executive Incentive                 Form 10-Q for the               1-7629             10(b)(2)
                   Compensation Plan of                quarter ended
                   HL&P (effective as                  March 31, 1987
                   of January 1, 1985)

*10(e)(1)          Executive Incentive                 Form 10-Q for the               1-7629             10(b)
                   Compensation Plan                   quarter ended
                   of the Company                      June 30, 1989
                   (effective as of
                   January 1, 1989)

*10(e)(2)          First Amendment to                  Form 10-K for the               1-7629             10(e)(2)
                   Exhibit 10(e)(1)                    year ended
                   (effective as of                    December 31, 1991
                   January 1, 1989)

*10(e)(3)          Second Amendment to                 Form 10-Q for the               1-7629             10(c)
                   Exhibit 10(e)(1)                    quarter ended
                   (effective as of                    March 31, 1992
                   March 30, 1992)

*10(e)(4)          Third Amendment to                  Form 10-K for                   1-7629             10(c)(4)
                   Exhibit 10(e)(1)                    the year ended
                   (effective as of                    December 31, 1992
                   November 4, 1992)

*10(f)(1)          Executive Incentive                 Form 10-K for the               1-7629             10(b)
                   Compensation Plan of                year ended
                   the Company (effec-                 December 31, 1990
                   tive as of January 1,
                   1991)

*10(f)(2)          First Amendment to                  Form 10-K for the               1-7629             10(f)(2)
                   Exhibit 10(f)(1)                    year ended
                   (effective as of                    December 31, 1991
                   January 1, 1991)

*10(f)(3)          Second Amendment to                 Form 10-Q for the               1-7629             10(d)
                   Exhibit 10(f)(1)                    quarter ended
                   (effective as of                    March 31, 1992
                   January 1, 1991)

*10(f)(4)          Third Amendment to                  Form 10-K for                   1-7629             10(f)(4)
                   Exhibit 10(f)(1)                    the year ended
                   (effective as of                    December 31, 1992
                   November 4, 1992)

*10(f)(5)          Fourth Amendment to                 Form 10-K for                   1-7629             10(f)(5)
                   Exhibit 10(f)(1)                    the year ended
                   (effective as of                    December 31, 1992
                   January 1, 1993)

*10(g)(1)          Benefit Restoration                 Form 10-Q for the               1-7629             10(c)
                   Plan of the Company                 quarter ended
                   (effective as of                    March 31, 1987
                   June 1, 1985)

*10(g)(2)          Benefit Restoration                 Form 10-K for                   1-7629             10(g)(2)
                   Plan of the Company                 the year ended
                   as amended and re-                  December 31, 1991
                   stated (effective as
                   of January 1, 1988)

*10(g)(3)          Benefit Restoration                 Form 10-K for                   1-7629             10(g)(3)
                   Plan of the Company,                the year ended
                   as amended and re-                  December 31, 1991
                   stated (effective as
                   of July 1, 1991)

*10(h)(1)          Deferred Compensation               Form 10-Q for the               1-7629             10(d)
                   Plan of the Company                 quarter ended
                   (effective as of                    March 31, 1987
                   September 1, 1985)

*10(h)(2)          First Amendment to                  Form 10-K for the               1-7629             10(d)(2)
                   Exhibit 10(h)(1)                    year ended
                   (effective as of                    December 31, 1990
                   September 1, 1985)

*10(h)(3)          Second Amendment to                 Form 10-Q for the               1-7629             10(e)
                   Exhibit 10(h)(1)                    quarter ended
                   (effective as of                    March 31, 1992
                   March 30, 1992)

+*10(h)(4)         Third Amendment to
                   Exhibit 10(h)(1)
                   (effective as of
                   June 2, 1993)

*10(i)(1)          Deferred Compensation               Form 10-Q for the               1-7629             10(a)
                   Plan of the Company                 quarter ended
                   (effective as of                    June 30, 1989
                   January 1, 1989)

*10(i)(2)          First Amendment to                  Form 10-K for the               1-7629             10(e)(3)
                   Exhibit 10(i)(1)                    year ended
                   (effective as of                    December 31, 1989
                   January 1, 1989)

*10(i)(3)          Second Amendment to                 Form 10-Q for the               1-7629             10(f)
                   Exhibit 10(i)(1)                    quarter ended
                   (effective as of                    March 31, 1992
                   March 30, 1992)

+*10(i)(4)         Third Amendment to
                   Exhibit 10(i)(1)
                   (effective as of
                   June 2, 1993)

*10(j)(1)          Deferred Compensation               Form 10-K for the               1-7629             10(d)(3)
                   Plan of the Company                 year ended
                   (effective as of                    December 31, 1990
                   January 1, 1991)

*10(j)(2)          First Amendment to                  Form 10-K for the               1-7629             10(j)(2)
                   Exhibit 10(j)(1)                    year ended
                   (effective as of                    December 31, 1991
                   January 1, 1991)

*10(j)(3)          Second Amendment to                 Form 10-Q for the               1-7629             10(g)
                   Exhibit 10(j)(1)                    quarter ended
                   (effective as of                    March 31, 1992
                   March 30, 1992)

+*10(j)(4)         Third Amendment to
                   Exhibit 10(j)(1)
                   (effective as of
                   June 2, 1993)

+*10(j)(5)         Fourth Amendment to
                   Exhibit 10(j)(1)
                   (effective as of
                   December 1, 1993)

*10(k)(1)          Long-Term Incentive                 Form 10-Q for the               1-7629             10(c)
                   Compensation Plan of                quarter ended
                   the Company (effec-                 June 30, 1989
                   tive as of January 1,
                   1989)

*10(k)(2)          First Amendment to                  Form 10-K for the               1-7629             10(f)(2)
                   Exhibit 10(k)(1)                    year ended
                   (effective as of                    December 31, 1989
                   January 1, 1990)

*10(k)(3)          Second Amendment to                 Form 10-K for the               1-7629             10(k)(3)
                   Exhibit 10(k)(1)                    year ended
                   (effective as of                    December 31, 1992
                   December 22, 1992)

*10(l)             Form of stock option                Form 10-Q for the               1-7629             10(h)
                   agreement for nonqual-              quarter ended
                   ified stock options                 March 31, 1992
                   granted under the
                   Company's 1989 Long-Term
                   Incentive Compensation
                   Plan

*10(m)             Forms of restricted                 Form 10-Q for the               1-7629             10(i)
                   stock agreement for                 quarter ended
                   restricted stock                    March 31, 1992
                   granted under the
                   Company's 1989 Long-Term
                   Incentive Compensation
                   Plan

+*10(n)(1)         1994 Long-Term Incentive
                   Compensation Plan of
                   the Company (effective
                   as of January 1, 1994)

+*10(n)(2)         Form of stock option
                   agreement for nonqualified
                   stock options granted
                   under the Company's
                   1994 Long-Term Incentive
                   Compensation Plan

*10(o)(1)          Savings Restoration                 Form 10-K for the               1-7629             10(f)
                   Plan of the Company                 year ended
                   (effective as of                    December 31, 1990
                   January 1, 1991)

*10(o)(2)          First Amendment to                  Form 10-K for the               1-7629             10(l)(2)
                   Exhibit 10(o)(1)                    year ended
                   (effective as of                    December 31, 1991
                   January 1, 1991)

*10(p)             Director Benefits                   Form 10-K for the               1-7629             10(m)
                   Plan, effective as                  year ended
                   of January 1, 1992                  December 31, 1991

+*10(q)            Executive Life
                   Insurance Plan of
                   the Company
                   (effective as of
                   January 1, 1994)

*10(r)             Employment and                      Form 10-Q for the                  1-7629             10(f)
                   Supplemental Benefits               quarter ended
                   Agreement between                   March 31, 1987
                   HL&P and Hugh Rice
                   Kelly

*10(s)(1)          Employment Agreement                Form 10-K for the               1-7629             10(h)
                   between KBLCOM                      year ended
                   and Gary G. Weik                    December 31, 1989

+*10(s)(2)         Employment Agreement
                   as of December 1993
                   between KBLCOM and
                   Gary G. Weik

*10(t)(1)          Employment Agreement                Form 10-K for the                  1-7629             10(r)
                   dated as of November                year ended
                   2, 1992 between HL&P                December 31, 1992
                   and Donald P. Hall

+*10(t)(2)         Supplemental Retirement
                   Agreement and Consulting
                   Agreement dated as of
                   December 8, 1993 between
                   HL&P and Donald P. Hall

10(u)(1)           Houston Industries                  Form 10-K for the               1-7629             10(j)(1)
                   Master Savings Trust,               year ended
                   effective as of July                December 31, 1990
                   1, 1989, and First
                   Amendment thereto,
                   effective as of
                   October 4, 1989 and
                   Second Amendment there-
                   to, dated October 30,
                   1990 each between the
                   Company and Texas
                   Commerce Bank
                   National Association

10(u)(2)           Third Amendment to                  Form 10-K for the                  1-7629             10(s)(2)
                   Exhibit 10(u)(1)                    year ended
                   (effective as of                    December 31, 1992
                   September 1, 1991)

10(u)(3)           ESOP Trust Agreement                Form 10-K for the               1-7629             10(j)(2)
                   between the Company                 year ended
                   and State Street Bank               December 31, 1990
                   and Trust Company,
                   as ESOP Trustee, dated
                   October 5, 1990

10(u)(4)           Note Purchase Agree-                Form 10-K for the               1-7629             10(j)(3)
                   ment between the                    year ended
                   Company and the ESOP                December 31, 1990
                   Trustee, dated as of
                   October 5, 1990

10(u)(5)           Stock Purchase Agree-               Form 10-K for the               1-7629             10(j)(4)
                   ment between the                    year ended
                   Company and the ESOP                December 31, 1991
                   Trustee, dated as of
                   October 5, 1990

*10(v)(1)          Letter Agreement                    Form 10-K for the                  1-7629             10(t)
                   between the Company                 year ended
                   and Howard W. Horne                 December 31, 1992

+*10(v)(2)         Letter Agreement
                   modifying Exhibit
                   10(v)(1) among the
                   Company, Howard W. Horne
                   and Cushman & Wakefield
                   of Texas, Inc.

+11                Computation of
                   Earnings Per Share

+12                Computation of Ratios
                   of Earnings to Fixed
                   Charges

+21
                   Subsidiaries of the
                   Company

+23                Consent of Deloitte &
                   Touche

(b) Houston Lighting & Power Company

                                                          Report or                    SEC File or
 Exhibit                                                 Registration                  Registration       Exhibit
 Number                 Description                        Statement                      Number          Reference
- ---------          ---------------------               ------------------              ------------       ---------
2                  Articles of Merger of               Form 10-Q for the               1-3187             2
                   Utility Fuels, Inc.                 quarter ended
                   with HL&P, effective                September 30, 1993
                   October 8, 1993

3(a)               Restated Articles of                Form 10-Q for                   1-3187             3
                   Incorporation of HL&P               the quarter ended
                   dated May 11, 1993                  June 30, 1993

+3(b)              Amended and Restated
                   Bylaws of HL&P

4(a)(1)            Mortgage and Deed of                Form S-7 filed on               2-59748            2(b)
                   Trust dated November                August 25, 1977
                   1, 1944 between HL&P
                   and South Texas
                   Commercial National
                   Bank of Houston (Texas
                   Commerce Bank National
                   Association, as
                   successor trustee),
                   as Trustee, as amended
                   and supplemented
                   by 20 Supplemental
                   Indentures thereto

4(a)(2)            Twenty-First through                Form 10-K for the               1-3187             4(a)(2)
                   Fiftieth Supplemental               year ended
                   Indentures to HL&P                  December 31, 1989
                   Mortgage and Deed of
                   Trust

4(a)(3)            Fifty-First Supple-                 Form 10-Q for the               1-3187             4(a)
                   mental Indenture                    quarter ended
                   dated March 25, 1991                June 30, 1991
                   to HL&P Mortgage
                   and Deed of Trust

4(a)(4)            Fifty-Second through                Form 10-Q for the               1-3187             4
                   Fifty-Fifth Supple-                 quarter ended
                   mental Indentures,                  March 31, 1992
                   each dated March 1,
                   1992, to HL&P Mortgage
                   and Deed of Trust

4(a)(5)            Fifty-Sixth and Fifty-              Form 10-Q for the               1-3187             4
                   Seventh Supplemental                quarter ended
                   Indentures, each                    September 30, 1992
                   dated October 1,
                   1992, to HL&P Mortgage
                   and Deed of Trust

4(a)(6)            Fifty-Eighth and Fifty-             Form 10-Q for the               1-3187             4
                   Ninth Supplemental                  quarter ended
                   Indentures, each                    March 31, 1993
                   dated March 1,
                   1993, to HL&P Mortgage
                   and Deed of Trust

4(a)(7)            Sixtieth Supplemental               Form 10-Q for the               1-3187             4
                   Indenture dated as                  quarter ended
                   July 1, 1993 to HL&P                June 30, 1993
                   Mortgage and Deed of
                   Trust

+4(a)(8)           Sixty-First through
                   Sixty-Third Supplemental
                   Indentures to HL&P
                   Mortgage and Deed of
                   Trust

There have not been filed as exhibits to this Form 10-K certain long-term debt instruments, including indentures, under which the total amount of securities do not exceed 10% of the total assets of HL&P. HL&P hereby agrees to furnish a copy of any such instrument to the SEC upon request.

*10(a)             Executive Benefit Plan              The Company's                   1-7629             10(a)(1)
                   of the Company and                  Form 10-Q for the                                  10(a)(2)
                   First and Second                    quarter ended                                        and
                   Amendments thereto                  March 31, 1987                                     10(a)(3)
                   (effective as of
                   June 2, 1982, July 1,
                   1984, May 7, 1986,
                   respectively)

*10(b)(1)          Executive Incentive                 The Company's                   1-7629             10(b)
                   Compensation Plan of                Form 10-K for the
                   the Company (effective              year ended
                   as of January 1, 1982)              December 31, 1991

*10(b)(2)          First Amendment to                  The Company's                   1-7629             10(a)
                   Exhibit 10(b)(1)                    Form 10-Q for the
                   (effective as of                    quarter ended
                   March 30, 1992)                     March 31, 1992

*10(b)(3)          Second Amendment to                 The Company's                   1-7629             10(b)(3)
                   Exhibit 10(b)(1)                    Form 10-K for the
                   (effective as of                    year ended
                   November 4, 1992)                   December 31, 1992

*10(c)(1)          Executive Incentive                 The Company's                   1-7629             10(b)(1)
                   Compensation Plan                   Form 10-Q for the
                   of the Company                      quarter ended
                   effective as of                     March 31, 1987
                   January 1, 1985)

*10(c)(2)          First Amendment to                  The Company's                   1-7629             10(b)(3)
                   Exhibit 10(c)(1)                    Form 10-K for the
                   (effective as of                    year ended
                   January 1, 1985)                    December 31, 1988

*10(c)(3)          Second Amendment to                 The Company's                   1-7629             10(c)(3)
                   Exhibit 10(c)(1)                    Form 10-K for the
                   (effective as of                    year ended
                   January 1, 1985)                    December 31, 1991

*10(c)(4)          Third Amendment to                  The Company's                   1-7629             10(b)
                   Exhibit 10(c)(1)                    Form 10-Q for the
                   (effective as of                    quarter ended
                   March 30, 1992)                     March 31, 1992

*10(c)(5)          Fourth Amendment to                 The Company's                   1-7629             10(c)(5)
                   Exhibit 10(c)(1)                    Form 10-K for the
                   (effective as of                    year ended
                   November 4, 1992)                   December 31, 1992

*10(d)             Executive Incentive                 The Company's                   1-7629             10(b)(2)
                   Compensation Plan of                Form 10-Q for the
                   HL&P (effective as                  quarter ended
                   of January 1, 1985)                 March 31, 1987

*10(e)(1)          Executive Incentive                 The Company's                   1-7629             10(b)
                   Compensation Plan                   Form 10-Q for the
                   of the Company                      quarter ended
                   (effective as of                    June 30, 1989
                   January 1, 1989)

*10(e)(2)          First Amendment to                  The Company's                   1-7629             10(e)(2)
                   Exhibit 10(e)(1)                    Form 10-K for the
                   (effective as of                    year ended
                   January 1, 1989)                    December 31, 1991

*10(e)(3)          Second Amendment to                 The Company's                   1-7629             10(c)
                   Exhibit 10(e)(1)                    Form 10-Q for the
                   (effective as of                    quarter ended
                   March 30, 1992)                     March 31, 1992

*10(e)(4)          Third Amendment to                  The Company's                   1-7629             10(c)(4)
                   Exhibit 10(e)(1)                    Form 10-K for the
                   (effective as of                    year ended
                   November 4, 1992)                   December 31, 1992

*10(f)(1)          Executive Incentive                 The Company's                   1-7629             10(b)
                   Compensation Plan                   Form 10-K for the
                   of the Company                      year ended
                   (effective as of                    December 31, 1990
                   January 1, 1991)

*10(f)(2)          First Amendment to                  The Company's                   1-7629             10(f)(2)
                   Exhibit 10(f)(1)                    Form 10-K for the
                   (effective as of                    year ended
                   January 1, 1991)                    December 31, 1991

*10(f)(3)          Second Amendment to                 The Company's                   1-7629             10(d)
                   Exhibit 10(f)(1)                    Form 10-Q for the
                   (effective as of                    quarter ended
                   January 1, 1991)                    March 31, 1992

*10(f)(4)          Third Amendment to                  The Company's                   1-7629             10(f)(4)
                   Exhibit 10(f)(1)                    Form 10-K for the
                   (effective as of                    year ended
                   November 4, 1992)                   December 31, 1992

*10(f)(5)          Fourth Amendment to                 The Company's                   1-7629             10(f)(5)
                   Exhibit 10(f)(1)                    Form 10-K for the
                   (effective as of                    year ended
                   January 1, 1993)                    December 31, 1992

*10(g)(1)          Benefit Restoration                 The Company's                   1-7629             10(c)
                   Plan of the Company                 Form 10-Q for the
                   (effective as of                    quarter ended
                   June 1, 1985)                       March 31, 1987

*10(g)(2)          Benefit Restoration                 The Company's                   1-7629             10(g)(2)
                   Plan of the Company                 Form 10-K for the
                   as amended and                      year ended
                   restated (effective                 December 31, 1991
                   as of January 1, 1988)

*10(g)(3)          Benefit Restoration                 The Company's                   1-7629             10(g)(3)
                   Plan of the Company                 Form 10-K for the
                   as amended and                      year ended
                   restated (effective                 December 31, 1991
                   as of July 1, 1991)

*10(h)(1)          Deferred Compensation               The Company's                   1-7629             10(d)
                   Plan of the Company                 Form 10-Q for the
                   (effective as of                    quarter ended
                   September 1, 1985)                  March 31, 1987

*10(h)(2)          First Amendment to                  The Company's                   1-7629             10(d)(2)
                   Exhibit 10(h)(1)                    Form 10-K for the
                   (effective as of                    year ended
                   September 1, 1985)                  December 31, 1990

*10(h)(3)          Second Amendment to                 The Company's                   1-7629             10(e)
                   Exhibit 10(h)(1)                    Form 10-Q for the
                   (effective as of                    quarter ended
                   March 30, 1992)                     March 31, 1992

*10(h)(4)          Third Amendment to                  The Company's                   1-7629             10(h)(4)
                   Exhibit 10(h)(1)                    Form 10-K for the
                   (effective as of                    year ended
                   June 2, 1993)                       December 31, 1993

*10(i)(1)          Deferred Compensation               The Company's                   1-7629             10(a)
                   Plan of the Company                 Form 10-Q for the
                   (effective as of                    quarter ended
                   January 1, 1989)                    June 30, 1989

*10(i)(2)          First Amendment to                  The Company's                   1-7629             10(e)(3)
                   Exhibit 10(i)(1)                    Form 10-K for the
                   (effective as of                    year ended
                   January 1, 1989)                    December 31, 1989

*10(i)(3)          Second Amendment to                 The Company's                   1-7629             10(f)
                   Exhibit 10(i)(1)                    Form 10-Q for the
                   (effective as of                    quarter ended
                   March 30, 1992)                     March 31, 1992

*10(i)(4)          Third Amendment to                  The Company's                   1-7629             10(i)(4)
                   Exhibit 10(i)(1)                    Form 10-K for the
                   (effective as of                    year ended
                   June 2, 1993)                       December 31, 1993

*10(j)(1)          Deferred Compensation               The Company's                   1-7629             10(d)(3)
                   Plan of the Company                 Form 10-K for the
                   (effective as of                    year ended
                   January 1, 1991)                    December 31, 1990

*10(j)(2)          First Amendment to                  The Company's                   1-7629             10(j)(2)
                   Exhibit 10(j)(1)                    Form 10-K for the
                   (effective as of                    year ended
                   January 1, 1991)                    December 31, 1991

*10(j)(3)          Second Amendment to                 The Company's                   1-7629             10(g)
                   Exhibit 10(j)(1)                    Form 10-Q for the
                   (effective as of                    quarter ended
                   March 30, 1992)                     March 31, 1992

*10(j)(4)          Third Amendment to                  The Company's                   1-7629             10(j)(4)
                   Exhibit 10(j)(1)                    Form 10-K for the
                   (effective as of                    year ended
                   June 2, 1993)                       December 31, 1993

*10(j)(5)          Fourth Amendment to                 The Company's                   1-7629             10(j)(5)
                   Exhibit 10(j)(1)                    Form 10-K for the
                   (effective as of                    year ended
                   December 1, 1993)                   December 31, 1993

*10(k)(1)          Long-Term Incentive                 The Company's                   1-7629             10(c)
                   Compensation Plan of                Form 10-Q for the
                   the Company                         quarter ended
                   (effective as of                    June 30, 1989
                   January 1, 1989)

*10(k)(2)          First Amendment to                  The Company's                   1-7629             10(f)(2)
                   Exhibit 10(k)(1)                    Form 10-K for the
                   (effective as of                    year ended
                   January 1, 1990)                    December 31, 1989

*10(k)(3)          Second Amendment to                 The Company's                   1-7629             10(k)(3)
                   Exhibit 10(k)(1)                    Form 10-K for the
                   (effective as of                    year ended
                   December 22, 1992)                  December 31, 1992

*10(l)             Form of stock option                The Company's                   1-7629             10(h)
                   agreement for nonqual-              Form 10-Q for the
                   ified stock options                 quarter ended
                   granted under the                   March 31, 1992
                   Company's 1989 Long-Term
                   Incentive Compensation
                   Plan

*10(m)             Forms of restricted                 The Company's                   1-7629             10(i)
                   stock agreement for                 Form 10-Q for the
                   restricted stock                    quarter ended
                   granted under the                   March 31, 1992
                   Company's 1989 Long-Term
                   Incentive Compensation
                   Plan

*10(n)(1)          1994 Long-Term Incentive            The Company's                   1-7629             10(n)(1)
                   Compensation Plan of                Form 10-K for the
                   the Company (effective              year ended
                   as of January 1, 1994)              December 31, 1993

*10(n)(2)          Form of Stock Option                The Company's                   1-7629             10(n)(2)
                   Agreement for                       Form 10-K for the
                   Nonqualified Stock                  year ended
                   Options Granted                     December 31, 1993
                   under the Company's 1994
                   Long-Term Incentive
                   Compensation Plan

*10(o)(1)          Savings Restoration                 The Company's                   1-7629             10(f)
                   Plan of the Company                 Form 10-K for the
                   (effective as of                    year ended
                   January 1, 1991)                    December 31, 1990

*10(o)(2)          First Amendment to                  The Company's                   1-7629             10(l)(2)
                   Exhibit 10(o)(1)                    Form 10-K for the
                   (effective as of                    year ended
                   January 1, 1991)                    December 31, 1991

*10(p)             Director Benefits                   The Company's                   1-7629             10(m)
                   Plan, effective as                  Form 10-K for the
                   of January 1, 1992                  year ended
                                                       December 31, 1991

*10(q)             Executive Life                      The Company's                   1-7629             10(q)
                   Insurance Plan of                   Form 10-K for the
                   the Company (effective              year ended
                   as of January 1, 1994)              December 31, 1993

*10(r)             Employment and                      The Company's                   1-7629             10(f)
                   Supplemental Benefits               Form 10-Q for the
                   Agreement between HL&P              quarter ended
                   and Hugh Rice Kelly                 March 31, 1987

*10(s)(1)          Employment Agreement                The Company's                   1-7629             10(r)
                   dated as of November                Form 10-K for the
                   2, 1992 between HL&P                year ended
                   and Donald P. Hall                  December 31, 1992

*10(s)(2)          Supplemental Retirement             The Company's                   1-7629             10(t)(2)
                   Agreement and Consulting            Form 10-K for the
                   Agreement dated as of               year ended
                   December 8, 1993 between            December 31, 1993
                   HL&P and Donald P. Hall

10(t)(1)           The Company's Master                The Company's                   1-7629             10(j)(1)
                   Savings Trust, effec-               Form 10-K for the
                   tive as of July 1,                  year ended
                   1989, and First                     December 31, 1990
                   Amendment thereto,
                   effective as of
                   October 4, 1989 and
                   Second Amendment thereto,
                   dated October 30, 1990
                   each between the Company
                   and Texas Commerce Bank
                   National Association

10(t)(2)           Third Amendment to                  The Company's                   1-7629             10(s)(2)
                   Exhibit 10(s)(1)                    Form 10-K for the
                   effective as of                     year ended
                   September 1, 1991                   December 31, 1992

10(t)(3)           ESOP Trust Agreement                The Company's                   1-7629             10(j)(2)
                   between Houston                     Form 10-K for the
                   Industries and State                year ended
                   Street Bank and Trust               December 31, 1990
                   Company, as ESOP
                   Trustee, dated
                   October 5, 1990

10(t)(4)           Note Purchase Agreement             The Company's                   1-7629             10(j)(3)
                   between the Company                 Form 10-K for the
                   and the ESOP Trustee,               year ended
                   dated as of                         December 31, 1990
                   October 5, 1990

10(t)(5)           Stock Purchase                      The Company's                   1-7629             10(j)(4)
                   Agreement between                   Form 10-K for the
                   the Company and the                 year ended
                   ESOP Trustee, dated as              December 31, 1991
                   of October 9, 1990

*10(u)(1)          Letter Agreement                    The Company's                   1-7629             10(t)
                   between the Company                 Form 10-K for the
                   and Howard W. Horne                 year ended
                                                       December 31, 1992

*10(u)(2)          Letter Agreement                    The Company's                   1-7629             10(v)(2)
                   modifying Exhibit                   Form 10-K for the
                   10(u)(1) among                      year ended
                   the Company,                        December 31, 1993
                   Howard W. Horne and
                   Cushman & Wakefield
                   of Texas, Inc.

+12                Computation of Ratios of
                   Earnings to Fixed Charges

+23                Consent of Deloitte
                   & Touche