Form 10-Q
period 1994-03-31
HOUSTON INDUSTRIES INC; HOUSTON LIGHTING & POWER CO
filed 1994-05-13
CIK 202131, 48732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994.

                                  OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 1-7629

                    HOUSTON INDUSTRIES INCORPORATED
        (Exact name of registrant as specified in its charter)

               Texas                                   74-1885573

(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

          5 Post Oak Park
       4400 Post Oak Parkway
          Houston, Texas                                 77027
(Address of principal executive offices)               (Zip Code)

                            (713) 629-3000
         (Registrant's telephone number, including area code)

Commission file number 1-3187

                   HOUSTON LIGHTING & POWER COMPANY
        (Exact name of registrant as specified in its charter)

               Texas                                   74-0694415

(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

         611 Walker Avenue
          Houston, Texas                                 77002
(Address of principal executive offices)               (Zip Code)

                            (713) 228-9211
         (Registrant's telephone number, including area code)
                    ______________________________

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of April 30, 1994, Houston Industries Incorporated had 130,708,985 shares of common stock outstanding. As of April 30, 1994, all 1,000 authorized and outstanding shares of Houston Lighting & Power Company's Class A voting common stock, without par value, were held by Houston Industries Incorporated and all 100 authorized and outstanding shares of Houston Lighting & Power Company's Class B non-voting common stock were held by Houston Industries (Delaware) Incorporated.

 HOUSTON INDUSTRIES INCORPORATED AND HOUSTON LIGHTING & POWER COMPANY
                     QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED MARCH 31, 1994

This combined Form 10-Q is separately filed by Houston Industries Incorporated and Houston Lighting & Power Company. Information contained herein relating to Houston Lighting & Power Company is filed by Houston Industries Incorporated and separately by Houston Lighting & Power Company on its own behalf. Houston Lighting & Power Company makes no representation as to information relating to Houston Industries Incorporated (except as it may relate to Houston Lighting & Power Company) or to any other affiliate or subsidiary of Houston Industries Incorporated.

                           TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                        PAGE NO.
          Item 1.  Financial Statements

          Houston Industries Incorporated and Subsidiaries

             Statements of Consolidated Income
             Three Months Ended March 31, 1994 and 1993    3

             Consolidated Balance Sheets
             March 31, 1994 and December 31, 1993          5

             Statements of Consolidated Cash Flows
             Three Months Ended March 31, 1994 and 1993    7

             Statements of Consolidated Retained Earnings
             Three Months Ended March 31, 1994 and 1993    9

             Notes to Consolidated Financial Statements   16

          Houston Lighting & Power Company
             Statements of Income
             Three Months Ended March 31, 1994 and 1993   10

             Balance Sheets
             March 31, 1994 and December 31, 1993         11

             Statements of Cash Flows
             Three Months Ended March 31, 1994 and 1993   13

             Statements of Retained Earnings
             Three Months Ended March 31, 1994 and 1993   15

             Notes to Financial Statements                16

          Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                              24
PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                      31

          Item 5.  Other Information                      32

          Item 6.  Exhibits and Reports on Form 8-K       35

          Signatures                                      37
                                  -2-

                     PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED INCOME
                        (Thousands of Dollars)

                                               Three Months Ended
                                                    March 31,
                                               1994        1993

REVENUES:
 Electric   . . . . . . . . . . . . . .     $  821,581  $  805,685
 Cable television   . . . . . . . . . .         60,520      60,274
     Total  . . . . . . . . . . . . . .        882,101     865,959

EXPENSES:
 Electric:
   Fuel   . . . . . . . . . . . . . . .        217,188     198,563
   Purchased power  . . . . . . . . . .         98,549     129,699
   Operation and maintenance  . . . . .        193,851     195,236
   Taxes other than income taxes  . . .         63,112      61,864
 Cable television operating expenses  .         39,227      36,841
 Depreciation and amortization  . . . .        119,501     115,775
     Total  . . . . . . . . . . . . . .        731,428     737,978

OPERATING INCOME  . . . . . . . . . . .        150,673     127,981

OTHER INCOME (EXPENSE):
 Allowance for other funds used
   during construction  . . . . . . . .          1,316         708
 Interest income  . . . . . . . . . . .          8,418       8,140
 Equity in income of cable television
   partnerships   . . . . . . . . . . .          7,910       7,022
 Other - net  . . . . . . . . . . . . .         (8,329)      1,932
     Total  . . . . . . . . . . . . . .          9,315      17,802

INTEREST AND OTHER FIXED CHARGES:
 Interest on long-term debt   . . . . .         87,013      97,076
 Other interest   . . . . . . . . . . .          5,726       3,789
 Allowance for borrowed funds used
   during construction  . . . . . . . .         (1,688)       (744)
 Preferred dividends of subsidiary  . .          8,273       9,145
     Total  . . . . . . . . . . . . . .         99,324     109,266

INCOME BEFORE INCOME TAXES AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING FOR
 POSTEMPLOYMENT BENEFITS  . . . . . . .         60,664      36,517

INCOME TAXES  . . . . . . . . . . . . .         22,289       9,462

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING FOR POSTEMPLOYMENT BENEFITS      38,375      27,055

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 FOR POSTEMPLOYMENT BENEFITS (NET OF
 INCOME TAXES OF $4,415)  . . . . . . .         (8,200)

NET INCOME  . . . . . . . . . . . . . .     $   30,175  $   27,055

           HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED INCOME
                        (Thousands of Dollars)
                              (continued)
                                               Three Months Ended
                                                    March 31,
                                               1994        1993
EARNINGS PER COMMON SHARE:

 EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING FOR
   POSTEMPLOYMENT BENEFITS  . . . . . .     $      .29  $      .21

 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   FOR POSTEMPLOYMENT BENEFITS  . . . .           (.06)

 EARNINGS PER COMMON SHARE  . . . . . .     $      .23  $      .21

 DIVIDENDS DECLARED PER COMMON SHARE  .     $      .75  $      .75

 WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING (000)  . . . . . . . . .        130,707     129,600

            See Notes to Consolidated Financial Statements.

           HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                        (THOUSANDS OF DOLLARS)
                                ASSETS
                                                               March 31,              December 31,
                                                                 1994                    1993
 PROPERTY, PLANT AND EQUIPMENT - AT COST:
   Electric plant:
      Plant in service  . . . . . . . . . . . . . . . . . . $  11,616,776          $  11,480,244
      Construction work in progress   . . . . . . . . . . .       178,123                242,661
      Nuclear fuel  . . . . . . . . . . . . . . . . . . . .       211,794                211,785
      Plant held for future use   . . . . . . . . . . . . .       197,607                196,330
   Electric plant acquisition adjustments   . . . . . . . .         3,166                  3,166
   Cable television property  . . . . . . . . . . . . . . .       378,165                372,178
   Other property   . . . . . . . . . . . . . . . . . . . .        50,377                 47,494
            Total . . . . . . . . . . . . . . . . . . . . .    12,636,008             12,553,858

   Less accumulated depreciation and amortization   . . . .     3,434,546              3,355,616
            Property, plant and equipment - net . . . . . .     9,201,462              9,198,242

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . . .        19,078                 14,884
   Special deposits   . . . . . . . . . . . . . . . . . . .         6,811                 11,834
   Accounts receivable:
      Customers - net   . . . . . . . . . . . . . . . . . .         7,916                  4,985
      Others  . . . . . . . . . . . . . . . . . . . . . . .        21,736                 11,153
   Accrued unbilled revenues  . . . . . . . . . . . . . . .        24,881                 29,322
   Fuel stock, at lifo cost   . . . . . . . . . . . . . . .        58,531                 58,585
   Materials and supplies, at average cost  . . . . . . . .       163,388                166,477
   Prepayments  . . . . . . . . . . . . . . . . . . . . . .        13,552                 20,432
            Total current assets  . . . . . . . . . . . . .       315,893                317,672

OTHER ASSETS:
   Cable television franchises and intangible
      assets - net  . . . . . . . . . . . . . . . . . . . .       971,495                984,032
   Deferred plant costs   . . . . . . . . . . . . . . . . .       658,254                664,699
   Deferred debits  . . . . . . . . . . . . . . . . . . . .       370,661                371,773
   Unamortized debt expense and premium on
      reacquired debt   . . . . . . . . . . . . . . . . . .       169,101                169,465
   Equity investment in cable television
      partnerships  . . . . . . . . . . . . . . . . . . . .       134,341                122,531
   Equity investment in foreign electric utility  . . . . .        36,065                 36,984
   Regulatory asset - net   . . . . . . . . . . . . . . . .       244,869                246,763
   Recoverable project costs  . . . . . . . . . . . . . . .       112,931                118,016
            Total other assets  . . . . . . . . . . . . . .     2,697,717              2,714,263

               Total  . . . . . . . . . . . . . . . . . . . $  12,215,072          $  12,230,177

See Notes to Consolidated Financial Statements.

                 HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                        CAPITALIZATION AND LIABILITIES
                                                                                       March 31,               December 31,
                                                                                         1994                     1993
CAPITALIZATION:
   Common Stock Equity:
      Common stock, no par value  . . . . . . . . . . . . . . . . . . . . . . . .    $   2,418,551          $   2,415,256
      Note receivable from ESOP   . . . . . . . . . . . . . . . . . . . . . . . .         (332,489)              (332,489)
      Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,125,167              1,191,230
             Total common stock equity  . . . . . . . . . . . . . . . . . . . . .        3,211,229              3,273,997

   Preference Stock, no par value, authorized
      10,000,000 shares; none outstanding

   Cumulative Preferred Stock of Subsidiary, no
      par value:
          Not subject to mandatory redemption . . . . . . . . . . . . . . . . . .          351,345                351,354
          Subject to mandatory redemption . . . . . . . . . . . . . . . . . . . .          167,236                167,236
             Total cumulative preferred stock . . . . . . . . . . . . . . . . . .          518,581                518,590

   Long-Term Debt:
      Debentures        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        548,590                  548,544
      Long-term debt of subsidiaries:
          Electric:
             First mortgage bonds . . . . . . . . . . . . . . . . . . . . . . . .        3,019,982              3,019,843
             Pollution control revenue bonds  . . . . . . . . . . . . . . . . . .          155,225                155,218
          Cable television:
             Senior bank debt . . . . . . . . . . . . . . . . . . . . . . . . . .          364,000                364,000
             Senior and subordinated notes  . . . . . . . . . . . . . . . . . . .          124,783                140,580
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13,935                 15,010
             Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        4,226,515              4,243,195

                 Total capitalization . . . . . . . . . . . . . . . . . . . . . .        7,956,325              8,035,782

CURRENT LIABILITIES:
   Notes payable        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          813,316                591,385
   Accounts payable     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          183,413                239,814
   Taxes accrued        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           77,675                187,503
   Interest accrued     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           82,116                 84,178
   Dividends accrued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          105,170                105,207
   Accrued liabilities to municipalities  . . . . . . . . . . . . . . . . . . . .           18,677                 22,589

   Customer deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           65,546                 65,604
   Current portion of long-term debt and
      preferred stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           41,822                 55,109
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           70,724                 62,688

                 Total current liabilities  . . . . . . . . . . . . . . . . . . .        1,458,459              1,414,077

DEFERRED CREDITS:

   Accumulated deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .        1,988,962              1,987,336
   Unamortized investment tax credit  . . . . . . . . . . . . . . . . . . . . . .          429,659                434,597
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          381,667                358,385

                 Total deferred credits . . . . . . . . . . . . . . . . . . . . .        2,800,288              2,780,318

COMMITMENTS AND CONTINGENCIES

                    Total   . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  12,215,072          $  12,230,177

                   See Notes to Consolidated Financial Statements.

                  HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED CASH FLOWS

                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)
                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                       1994               1993
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   30,175           $   27,055

    Adjustments to reconcile net income to net cash
           provided by operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .       119,501              115,775
       Amortization of nuclear fuel   . . . . . . . . . . . . . . . . . . . .           257                2,101
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .         6,041                8,750
       Investment tax credits   . . . . . . . . . . . . . . . . . . . . . . .        (4,938)              (5,072)
       Allowance for other funds used during
           construction   . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,316)                (708)
       Fuel cost (refund) and over/(under) recovery
           - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,008               (2,739)

       Equity in income of cable television
           partnerships . . . . . . . . . . . . . . . . . . . . . . . . . . .        (7,910)              (7,022)

       Cumulative effect of change in accounting
           for postemployment benefits  . . . . . . . . . . . . . . . . . . .         8,200
       Changes in other assets and liabilities:
           Accounts receivable and accrued unbilled
             revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (9,073)             289,489
           Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,143                2,806
           Other current assets . . . . . . . . . . . . . . . . . . . . . . .        11,903                6,137
           Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .       (56,401)             (57,716)

           Interest and taxes accrued . . . . . . . . . . . . . . . . . . . .      (108,890)            (120,235)
           Other current liabilities  . . . . . . . . . . . . . . . . . . . .         3,991              (19,063)
           Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,357               15,385

       Net cash provided by operating activities  . . . . . . . . . . . . . .        15,048              254,943

CASH FLOWS FROM INVESTING ACTIVITIES:
    Electric capital expenditures
       (including allowance for borrowed funds
       used during construction)  . . . . . . . . . . . . . . . . . . . . . .       (88,038)             (65,884)
    Cable television additions  . . . . . . . . . . . . . . . . . . . . . . .       (12,127)              (7,496)
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (8,380)              (3,188)

       Net cash used in investing activities  . . . . . . . . . . . . . . . .      (108,545)             (76,568)

                                   -7-

                     HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED CASH FLOWS

                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                               (THOUSANDS OF DOLLARS)
                                  (CONTINUED)
                                                                Three Months Ended
                                                                     March 31,
                                                            1994                 1993
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock  . . . . . . . . . . . .                      $    9,455
    Proceeds from first mortgage bonds  . . . . . . . .                         396,798
    Proceeds from senior bank debt  . . . . . . . . . .                          20,000
    Payment of matured bonds  . . . . . . . . . . . . . $  (19,500)            (136,000)
    Payment of senior bank debt   . . . . . . . . . . .   (167,349)
    Payment of senior and subordinated notes  . . . . .    (10,384)              (6,372)
    Payment of common stock dividends   . . . . . . . .    (98,032)             (97,190)
    Increase in notes payable - net   . . . . . . . . .    221,931                  851
    Other - net   . . . . . . . . . . . . . . . . . . .      3,676               (1,014)

       Net cash provided by financing activities  . . .     97,691               19,179

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . .      4,194              197,554

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . .     14,884               69,317

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . $   19,078           $  266,871

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash Payments:
       Interest (net of amounts capitalized)  . . . . . $   96,835           $   97,354
       Income taxes   . . . . . . . . . . . . . . . . .     23,365               33,715

                   See Notes to Consolidated Financial Statements.

              HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                           (THOUSANDS OF DOLLARS)


                                            Three Months Ended
                                                 March 31,
                                        1994               1993


Balance at Beginning of Period  .   $ 1,191,230         $ 1,254,584

Net Income for the Period . . . .        30,175              27,055

     Total  . . . . . . . . . . .     1,221,405           1,281,639

Common Stock Dividends  . . . . .       (98,070)            (97,190)

Tax Benefit of ESOP Dividends . .         1,832               1,563

Balance at End of Period  . . . .   $ 1,125,167         $ 1,186,012

              See Notes to Consolidated Financial Statements.

                      HOUSTON LIGHTING & POWER COMPANY
                            STATEMENTS OF INCOME
                           (Thousands of Dollars)
                                                Three Months Ended
                                                     March 31,
                                                1994       1993

OPERATING REVENUES  . . . . . . . . . .    $  821,581   $  805,685

OPERATING EXPENSES:
  Fuel    . . . . . . . . . . . . . . .       217,188      198,563
  Purchased power   . . . . . . . . . .        98,549      129,699
  Operation   . . . . . . . . . . . . .       132,967      140,607
  Maintenance   . . . . . . . . . . . .        60,884       54,629
  Depreciation and amortization   . . .        98,929       96,216
  Income taxes  . . . . . . . . . . . .        27,073       10,947
  Other taxes   . . . . . . . . . . . .        63,112       61,864
        Total . . . . . . . . . . . . .       698,702      692,525

OPERATING INCOME  . . . . . . . . . . .       122,879      113,160

OTHER INCOME (EXPENSE):
  Allowance for other funds used during
     construction . . . . . . . . . . .         1,316          708
  Other - net   . . . . . . . . . . . .        (2,986)         367
        Total . . . . . . . . . . . . .        (1,670)       1,075

INCOME BEFORE INTEREST CHARGES  . . . .       121,209      114,235

INTEREST CHARGES:
  Interest on long-term debt  . . . . .        61,842       69,605
  Other interest  . . . . . . . . . . .         2,896        4,655
  Allowance for borrowed funds used
  during construction   . . . . . . . .        (1,688)        (744)
        Total . . . . . . . . . . . . .        63,050       73,516

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING FOR
  POSTEMPLOYMENT BENEFITS   . . . . . .        58,159       40,719

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR POSTEMPLOYMENT
  BENEFITS (NET OF INCOME TAXES
  OF $4,415)  . . . . . . . . . . . . .        (8,200)

NET INCOME  . . . . . . . . . . . . . .        49,959       40,719

DIVIDENDS ON PREFERRED STOCK  . . . . .         8,273        9,145

INCOME AFTER PREFERRED DIVIDENDS  . . .    $   41,686   $   31,574


                     See Notes to Financial Statements.

                      HOUSTON LIGHTING & POWER COMPANY
                               BALANCE SHEETS
                           (THOUSANDS OF DOLLARS)
                                   ASSETS
                                                              March 31,       December 31,
                                                                1994             1993
PROPERTY, PLANT AND EQUIPMENT - AT COST:
  Electric plant in service   . . . . . . . . . . . . .   $  11,616,776   $  11,480,244
  Construction work in progress   . . . . . . . . . . .         178,123         242,661
  Plant held for future use   . . . . . . . . . . . . .         197,607         196,330
  Nuclear fuel  . . . . . . . . . . . . . . . . . . . .         211,794         211,785
  Electric plant acquisition adjustments  . . . . . . .           3,166           3,166

       Total  . . . . . . . . . . . . . . . . . . . . .      12,207,466      12,134,186

  Less accumulated depreciation and
     amortization . . . . . . . . . . . . . . . . . . .       3,268,419       3,194,127

       Property, plant and equipment - net  . . . . . .       8,939,047       8,940,059

CURRENT ASSETS:
  Cash and cash equivalents   . . . . . . . . . . . . .           8,594          12,413
  Special deposits  . . . . . . . . . . . . . . . . . .           6,811          11,834
  Accounts receivable:
     Affiliated companies . . . . . . . . . . . . . . .             903           1,792
     Others . . . . . . . . . . . . . . . . . . . . . .          14,753           2,540
  Accrued unbilled revenues   . . . . . . . . . . . . .          24,881          29,322
  Inventory:
     Fuel stock, at lifo cost . . . . . . . . . . . . .          58,531          58,585
     Materials and supplies, at average cost  . . . . .         157,219         160,371
  Prepayments   . . . . . . . . . . . . . . . . . . . .           4,606           9,234

       Total current assets . . . . . . . . . . . . . .         276,298         286,091

OTHER ASSETS:
  Deferred plant costs  . . . . . . . . . . . . . . . .         658,254         664,699
  Deferred debits   . . . . . . . . . . . . . . . . . .         319,414         333,620
  Unamortized debt expense and premium on
     reacquired debt  . . . . . . . . . . . . . . . . .         164,222         164,368

  Regulatory asset - net  . . . . . . . . . . . . . . .         244,869         246,763
  Recoverable project costs   . . . . . . . . . . . . .         112,931         118,016

       Total other assets . . . . . . . . . . . . . . .       1,499,690       1,527,466

         Total  . . . . . . . . . . . . . . . . . . . .   $  10,715,035   $  10,753,616

                            See Notes to Financial Statements.

                             HOUSTON LIGHTING & POWER COMPANY
                                      BALANCE SHEETS
                                  (THOUSANDS OF DOLLARS)
                              CAPITALIZATION AND LIABILITIES

                                                                March 31,       December 31,
                                                                  1994             1993
CAPITALIZATION:
  Common Stock Equity:
     Common stock, class A; no par value  . . . . . . . .   $   1,524,949    $   1,524,949
     Common stock, class B; no par value  . . . . . . . .         150,978          150,978
     Retained earnings  . . . . . . . . . . . . . . . . .       1,990,614        2,028,924

       Total common stock equity  . . . . . . . . . . . .       3,666,541        3,704,851

  Cumulative Preferred Stock:
     Not subject to mandatory redemption  . . . . . . . .         351,345          351,354
     Subject to mandatory redemption  . . . . . . . . . .         167,236          167,236

       Total cumulative preferred stock . . . . . . . . .         518,581          518,590

  Long-Term Debt:
     First mortgage bonds . . . . . . . . . . . . . . . .       3,019,982        3,019,843
     Pollution control revenue bonds  . . . . . . . . . .         155,225          155,218
     Other  . . . . . . . . . . . . . . . . . . . . . . .          13,935           15,010

       Total long-term debt . . . . . . . . . . . . . . .       3,189,142        3,190,071

         Total capitalization . . . . . . . . . . . . . .       7,374,264        7,413,512

CURRENT LIABILITIES:
  Notes payable   . . . . . . . . . . . . . . . . . . . .         335,830          171,100
  Accounts payable  . . . . . . . . . . . . . . . . . . .         120,577          190,583
  Accounts payable to affiliated companies  . . . . . . .           8,425            8,449
  Taxes accrued   . . . . . . . . . . . . . . . . . . . .          95,180          187,517
  Interest and dividends accrued  . . . . . . . . . . . .          57,458           65,238
  Accrued liabilities to municipalities   . . . . . . . .          18,677           22,589
  Customer deposits   . . . . . . . . . . . . . . . . . .          65,546           65,604
  Current portion of long-term debt and
     preferred stock  . . . . . . . . . . . . . . . . . .          26,025           44,725
  Other   . . . . . . . . . . . . . . . . . . . . . . . .          71,994           63,607

         Total current liabilities  . . . . . . . . . . .         799,712          819,412

DEFERRED CREDITS:
  Accumulated deferred federal income taxes   . . . . . .       1,803,483        1,798,976
  Unamortized investment tax credit   . . . . . . . . . .         426,156          430,996
  Other   . . . . . . . . . . . . . . . . . . . . . . . .         311,420          290,720

         Total deferred credits . . . . . . . . . . . . .       2,541,059        2,520,692

COMMITMENTS AND CONTINGENCIES

           Total  . . . . . . . . . . . . . . . . . . . .   $  10,715,035    $  10,753,616

                            See Notes to Financial Statements.

                             HOUSTON LIGHTING & POWER COMPANY
                                 STATEMENTS OF CASH FLOWS

                     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (THOUSANDS OF DOLLARS)
                                                              Three Months Ended
                                                                   March 31,
                                                             1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . .    $    49,959    $    40,719

  Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization  . . . . . . . . .         98,929         96,216
     Amortization of nuclear fuel . . . . . . . . . .            257          2,101
     Deferred income taxes  . . . . . . . . . . . . .          8,922          7,526
     Investment tax credits . . . . . . . . . . . . .         (4,840)        (4,973)
     Allowance for other funds used during
       construction   . . . . . . . . . . . . . . . .         (1,316)          (708)
     Fuel cost (refund) and over (under) recovery
       - net  . . . . . . . . . . . . . . . . . . . .         16,008         (2,739)
     Cumulative effect of change in accounting for
       postemployment benefits  . . . . . . . . . . .          8,200
       Accounts receivable - net  . . . . . . . . . .         (6,883)       160,329
       Material and supplies  . . . . . . . . . . . .          3,152          2,490
       Fuel stock . . . . . . . . . . . . . . . . . .             54          1,021
       Accounts payable . . . . . . . . . . . . . . .        (70,030)       (49,933)
       Interest and taxes accrued . . . . . . . . . .       (100,117)      (117,196)
     Changes in other assets and liabilities:
       Other current liabilities  . . . . . . . . . .          5,180            447
       Other - net  . . . . . . . . . . . . . . . . .         22,262         17,201

  Net cash provided by operating activities   . . . .         29,737        152,501

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction and nuclear fuel expenditures
     (including allowance for borrowed funds
     used during construction)  . . . . . . . . . . .        (88,038)       (65,884)
  Other - net   . . . . . . . . . . . . . . . . . . .         (2,556)        (3,125)

     Net cash used in investing activities  . . . . .        (90,594)       (69,009)

                                 HOUSTON LIGHTING & POWER COMPANY
                                     STATEMENTS OF CASH FLOWS

                         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                      (THOUSANDS OF DOLLARS)

                                           (CONTINUED)
                                                              Three Months Ended
                                                                   March 31,
                                                             1994           1993
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from first mortgage bonds  . . . . . . . .                   $  396,798
  Payment of matured bonds  . . . . . . . . . . . . .    $   (19,500)     (136,000)
  Payment of dividends  . . . . . . . . . . . . . . .        (88,233)     (112,510)
  Increase in notes payable   . . . . . . . . . . . .        164,730        28,560
  Decrease in notes payable to affiliated
     company  . . . . . . . . . . . . . . . . . . . .                      (19,000)
  Other - net   . . . . . . . . . . . . . . . . . . .             41        18,310

     Net cash provided by financing activities  . . .         57,038       176,158

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS   . . . . . . . . . . . . . . . . . . .         (3,819)      259,650

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . .         12,413         4,253

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . .    $     8,594    $  263,903

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash Payments:
     Interest (net of amounts capitalized
       or deferred) . . . . . . . . . . . . . . . . .    $    72,111    $   78,669
     Income taxes . . . . . . . . . . . . . . . . . .         14,821        30,999

                                See Notes to Financial Statements.

                                 HOUSTON LIGHTING & POWER COMPANY
                                 STATEMENTS OF RETAINED EARNINGS
                                      (THOUSANDS OF DOLLARS)

                                          Three Months Ended
                                               March 31,
                                         1994            1993
Balance at Beginning of Period  .    $ 2,028,924     $ 1,922,558


Net Income for the Period . . . .         49,959          40,719

     Total  . . . . . . . . . . .      2,078,883       1,963,277

Deduct - Cash Dividends:

   Preferred  . . . . . . . . . .          8,273           9,145

   Common . . . . . . . . . . . .         79,996         102,996

     Total  . . . . . . . . . . .         88,269         112,141

Balance at End of Period  . . . .    $ 1,990,614     $ 1,851,136


                        See Notes to Financial Statements.

           HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  AND

                   HOUSTON LIGHTING & POWER COMPANY

                     NOTES TO FINANCIAL STATEMENTS


 (1)    REGULATORY PROCEEDINGS AND LITIGATION REFERENCE

        The information presented in the following Notes in this Form 10-Q should be read in conjunction with the Houston Industries Incorporated (Company) Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7629), filed in combined form with the Houston Lighting & Power Company (HL&P) Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-3187) (collectively, the 1993 Combined Form 10-K), including the Notes to the Company's Consolidated and HL&P's Financial Statements included in Item 8 thereof. Notes 9, 10 and 11 to the Company's Consolidated and HL&P's Financial Statements in the 1993 Combined Form 10-K are incorporated herein by reference as they relate to the Company and HL&P, respectively.

 (2)    COMMON STOCK

        COMPANY.  At March 31, 1994, and December 31, 1993, the
        Company had authorized 400,000,000 shares of common stock, of which 130,708,985 and 130,658,755 shares, respectively, were outstanding.

        HL&P. All issued and outstanding Class A voting common stock of HL&P is held by the Company and all issued and outstanding Class B non-voting common stock of HL&P is held by Houston Industries (Delaware) Incorporated (Houston Industries
        Delaware), a wholly-owned subsidiary of the Company.

 (3)    HL&P PREFERRED STOCK

        At March 31, 1994, and December 31, 1993, HL&P had 10,000,000
        shares of preferred stock authorized of which 5,432,397 shares were outstanding.

 (4)    EARNINGS PER COMMON SHARE

        COMPANY. Earnings per common share for the Company is computed by dividing net income by the weighted average number of shares outstanding during the respective period.

        HL&P. Earnings per share data for HL&P is not computed since all of its common stock is held by the Company and Houston Industries Delaware.

 (5)    LONG-TERM DEBT

        COMPANY. In March 1994, KBL Cable, Inc. made a scheduled repayment of $10.4 million principal amount of its senior notes and senior subordinated notes.

        HL&P. In January 1994, HL&P repaid at maturity $19.5 million principal amount of Series A collateralized medium-term notes.

        HL&P has registered with the Securities and Exchange Commission $230 million aggregate liquidation value of preferred stock and $580 million aggregate principal amount of debt securities that may be issued as first mortgage bonds and/or as debt securities collateralized by first mortgage bonds. Proceeds from the sales of these securities are expected to be used for general corporate purposes, including the purchase, redemption (to the extent permitted by the terms of the outstanding securities), repayment or retirement of outstanding indebtedness or preferred stock of HL&P.

 (6)    POSTEMPLOYMENT BENEFITS FOR THE COMPANY AND HL&P

        The Company and HL&P adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employer's Accounting for Postemployment Benefits", effective January 1, 1994. SFAS No. 112 requires companies to recognize the liability for benefits provided to former or inactive employees, their beneficiaries and covered dependents after employment but before retirement. Those benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including worker's compensation), job training and counseling, and continuation of benefits such as health care and life insurance. SFAS No. 112 requires the transition obligation (liability from prior years) to be expensed upon adoption. As a result, the Company and HL&P recorded in the first quarter of 1994 a one-time, after-tax charge to income of $8.2 million.

 (7)    ENVIRONMENTAL AND CABLE REGULATIONS

   (a) ENVIRONMENTAL REGULATIONS. For information regarding the impact of environmental regulations on the Company and its subsidiaries, see the fifth paragraph of Note 8(a) to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K, which portion of Note 8(a) is incorporated herein by reference.

   (b) IMPACT OF THE CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992 ON KBLCOM INCORPORATED (KBLCOM). In March 1994, the Federal Communications Commission (FCC) issued its revised benchmark rules (Rate Rule II) as well as its interim cost-of-service rule (Interim COS Rule). Each of these rules will become effective on May 15, 1994. Rate Rule
        II revises the "benchmark formulas" established by the FCC in May 1993. Under Rate Rule II (which will be applied prospectively), cable operators must reduce their existing rates to the higher of (i) the rates calculated using the revised benchmark formulas (Revised Benchmarks) or (ii) a level 17% below such cable operators' rates as of September
        30, 1992, adjusted for inflation. Cable operators which cannot or do not wish to comply with the Revised Benchmarks may choose to justify their existing rates under the Interim
        COS Rule. The Interim COS Rule establishes a cost-of-service rate system similar to that used in the telephone industry.
        KBLCOM expects that it will sustain higher operating costs and increased administrative burdens under these new rules, and that the Revised Benchmarks will impose some additional reductions in KBLCOM's rates for regulated services. In light of the lengthy and complex nature of these rules, it is impossible at this time to assess the detailed impact of Rate
        Rule II or the Interim COS Rule on KBLCOM's financial position and results of operations.
                                 -17-
  (8)   JOINTLY-OWNED NUCLEAR PLANT

   (A) HL&P INVESTMENT. HL&P is project manager and one of four co-owners in the South Texas Project Electric Generating Station (South Texas Project), which consists of two 1,250 megawatt nuclear generating units. Each co-owner funds its own share of capital and operating costs associated with the plant, with HL&P's interest in the project being 30.8%. HL&P's share of the operation and maintenance expenses is included in electric operation and maintenance expenses on the Company's Statements of Consolidated Income and in the corresponding operating expense amounts on HL&P's Statements of Income. As of March 31, 1994, HL&P's investments (net of accumulated depreciation and amortization) in the South Texas Project and in nuclear fuel, including Allowance for Funds Used During Construction, were $2.1 billion and $119 million, respectively.

   (B) CITY OF AUSTIN LITIGATION. In February 1994, the City of Austin (Austin), one of the other owners of the South Texas Project, filed suit against HL&P in the 164th District Court for Harris County, Texas. Austin alleges that the outages at the South Texas Project since February 1993 were due to HL&P's failure to perform obligations it owed to Austin under the Participation Agreement among the four co-owners of the South Texas Project (Participation Agreement). Austin also asserts that HL&P breached certain contractual obligations allegedly owed to Austin under the terms and conditions of the Operating Licenses and Technical Specifications relating to the South Texas Project. Austin claims that such failures have caused Austin damages of at least $125 million, which are continuing, due to the incurrence of increased operating and maintenance costs, the cost of replacement power and lost profits on wholesale transactions that did not occur.

        As it did in litigation filed against HL&P in 1983, Austin asserts that HL&P breached obligations HL&P owed under the Participation Agreement to Austin, and Austin seeks a declaration that HL&P had a duty to exercise reasonable care in the operation and maintenance of the South Texas Project. In that earlier litigation (which was won by HL&P at trial, affirmed on appeal and became final in 1993), however, the courts concluded that the Participation Agreement did not impose on HL&P a duty to exercise reasonable skill and care as project manager.

        Austin also asserts in its current suit that certain terms of a settlement reached in 1992 among HL&P and Central and South West Corporation (CSW) and its subsidiary, Central Power and Light Company (CPL), another co-owner of the South Texas Project, are invalid and void. The Participation Agreement permits arbitration of certain disputes among the owners, and the challenged settlement terms provide that in any future arbitration, HL&P and CPL would each appoint an arbitrator acceptable to the other. Austin asserts that, as a result of this agreement, the arbitration provisions of the Participation Agreement are void and Austin should not be required to participate in or be bound by arbitration proceedings. Alternatively, Austin asserts that HL&P's rights with respect to CPL's appointment of an arbitrator should be shared with all the owners or cancelled, and Austin seeks injunctive relief against arbitration of its dispute with HL&P.

        HL&P and the Company do not believe there is merit to Austin's claims, and they intend to defend vigorously against them. However, there can be no assurance as to the ultimate outcome of this matter.
                                 -18-

        For more detailed information regarding the outage of the South Texas Project, the previous litigation filed by Austin and the settlement with CSW and CPL referred to above, see Notes 9(b), 9(c) and 9(f) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K, which Notes are incorporated herein by reference. Also, see Note 8(f) of the Notes to the Company's Consolidated and HL&P's Financial Statements in this Report.

   (C) ARBITRATION WITH CO-OWNERS. For a discussion of the arbitration requested by the City of San Antonio for its claim under the Participation Agreement, see Note 8(b) of the Notes to the Company's Consolidated and HL&P's Financial Statements in this Report and Note 9(c) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K, which Note is incorporated herein by reference.

   (D) NUCLEAR INSURANCE. HL&P and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverages as required by law and periodically review available limits and coverage for additional protection. For a discussion of the nuclear property and nuclear liability insurance maintained in connection with the South Texas Project and potential assessments associated therewith, see
        Note 9(d) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K, which Note is incorporated herein by reference.

   (E) NUCLEAR DECOMMISSIONING. For information regarding the nuclear decommissioning costs of the South Texas Project and the current review of such costs by HL&P, see Note 9(e) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K, which Note is incorporated herein by reference.

   (F) UNITED STATES NUCLEAR REGULATORY COMMISSION (NRC) INSPECTIONS AND OPERATIONS. Both generating units at the South Texas Project were out of service from February 1993 to February 1994, when Unit No. 1 was returned to service. Unit No. 2 is currently scheduled to resume operation after completion of regulatory reviews in late spring of 1994. HL&P removed the units from service in February 1993 when a problem was encountered with certain of the units' auxiliary feedwater pumps. At that time, HL&P concluded, and the NRC confirmed, that the units should not resume operation until HL&P had determined the root cause of the failure, had briefed the NRC and had taken corrective action.

        The South Texas Project is currently listed on the NRC's "watch list" of plants with "weaknesses that warrant NRC attention." The decision to place the South Texas Project on the "watch list" followed the June 1993 issuance of a report by a Diagnostic Evaluation Team (DET) which conducted a review of the South Texas Project and identified a number of areas requiring improvement at the South Texas Project. Plants in this category are authorized to operate but are subject to close monitoring by the NRC. The NRC reviews the status of plants on this list semi-annually. HL&P, however, does not anticipate that the South Texas Project will be removed from the list until there has been a period of operation for both units, and the NRC concludes that the concerns which led the NRC in June 1993 to place the South Texas Project on the list have been satisfactorily addressed.

        In 1993, it was reported that the NRC had referred to the Department of Justice allegations that the employment of three former employees
                                 -19-

        and an employee of a contractor to HL&P had been terminated or disrupted in retaliation for their having made safety related complaints to the NRC. HL&P understands that these matters are no longer under consideration by the Department of Justice. Civil proceedings by the complaining employees and administrative proceedings before the Department of Labor remain pending against HL&P, and the NRC could take enforcement action against HL&P and/or individual employees with respect to these matters. Also, a subcommittee of the U.S. House of Representatives has notified the Company that it is conducting an inquiry regarding the South Texas Project that will address whistleblower matters.

        For additional information regarding the foregoing matters, including the DET's report on weaknesses at the South Texas Project, increases in fuel and non-fuel expenditures relating to the outage, the possible impact of the outage on the results of a proceeding conducted under Section 42 of the Texas Public Utility Regulatory Act of 1975, as amended, (PURA) involving the Company's rates, and various civil and administrative proceedings relating to the South Texas
        Project, see Notes 9(f), 10(f) and 10(g) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K, which Notes are incorporated herein by reference. Also see Note 9(e) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in this Report.

 (9)    UTILITY COMMISSION PROCEEDINGS

        Pursuant to a series of applications filed by HL&P in recent years, the Public Utility Commission of Texas (Utility Commission) has granted HL&P rate increases to reflect in electric rates HL&P's substantial investment in new plant construction, including the South Texas Project. Although Utility Commission action on those applications has been completed, judicial review of a number of the Utility Commission orders is pending. In Texas, Utility Commission orders may be appealed to a District Court in Travis County, and from that court's decision an appeal may be taken to the Court of Appeals for the 3rd District at Austin (Austin Court of Appeals). Discretionary review by the Supreme Court of Texas may be sought from decisions of the Austin Court of Appeals. The pending appeals from the Utility Commission orders are in various stages. In the event the courts ultimately reverse actions of the Utility Commission in any of these proceedings, such matters would be remanded to the Utility Commission for action in light of the courts' orders. Because of the number of variables which can affect the ultimate resolution of such matters on remand, the Company and HL&P generally are not in a position at this time to predict the outcome of the matters on appeal or the ultimate effect that adverse action by the courts could have on the Company and HL&P. On remand, the Utility Commission's action could range from granting rate relief substantially equal to the rates previously approved to a reduction in the revenues to which HL&P was entitled during the time the applicable rates were in effect, which could require a refund to customers of amounts collected pursuant to such rates.

        Judicial review is pending on the final orders of the Utility Commission described below.

   (a) DOCKET NO. 8425. For information concerning HL&P's application for rate increase in Docket No. 8425 (1988 rate case) and the status of appeals relating thereto, see Note 10(b) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K, which Note is incorporated herein by reference.

   (b) DOCKET NO. 9850. For a discussion of HL&P's 1991 rate case (Docket No. 9850), the settlement agreement approved by the Utility Commission, and the status of appeals relating thereto, see Note 10(c) of the Notes to

                                 -20-

        the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K, which Note is incorporated herein by reference.

   (c) DOCKET NO. 6668. For a discussion of Docket No. 6668, the Utility Commission's inquiry into the prudence of the planning, management and construction of the South Texas Project, see Note 10(d) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K, which Note is incorporated herein by reference.

        Separate appeals are pending from Utility Commission orders in Docket Nos. 8425 and 9850 in which the findings of the order in Docket No. 6668 are reflected in rates. See also Notes 9(a) and 9(b) above.

   (d) DOCKET NOS. 8230 AND 9010. For a description of the Utility Commission's authorization of deferred accounting for the South Texas Project (Docket Nos. 8230 and 9010), which dockets are in various stages of appeal, see Note 10(e) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K, which Note is incorporated herein by reference.

   (e) DOCKET NO. 12065. In February 1994, an administrative law judge (ALJ) of the Utility Commission ruled that a proceeding should be conducted pursuant to Section 42 of PURA in order to inquire into HL&P's existing rates. Efforts by HL&P to secure reversal or reconsideration of that decision, which the ALJ acknowledged to be a close one, were unsuccessful, and HL&P is scheduled to file material in support of its existing rates on July 13, 1994. A final decision by the Utility Commission is not expected before the summer of 1995. In ordering that a proceeding be held under Section 42, the ALJ also found that there could be a link between the outage at the South Texas Project, the NRC's actions with respect to the South Texas Project and possible mismanagement by HL&P, which could be taken into account in the review of HL&P's authorized rate of return. Although HL&P and the Company believe that the Section 42 inquiry into HL&P's rates is unwarranted and that the South
        Texas Project has not been imprudently managed, there can be no assurance as to the outcome of this proceeding, and HL&P's rates could be reduced following a hearing. HL&P believes that any reduction in base rates as a result of a Section 42 inquiry would take effect prospectively.

   (f) FUEL RECONCILIATION. At March 31,1994, HL&P had recovered through the fuel factor included in its rates approximately $100 million (including interest) less than the amounts expended for fuel, a significant portion of which underrecovery occurred in 1993 during the outage of the South Texas Project. For additional information regarding HL&P's recovery of fuel costs incurred in electric generation (including possible assertions that a portion of such costs should be disallowed as unreasonable), see Note 10(g) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K, which Note is incorporated herein by reference.


(10)    DEFERRED PLANT COSTS

        The Utility Commission authorized deferred accounting with respect to the South Texas Project (Docket Nos. 8230 and 9010
        for Unit No. 1 and Docket No. 8425  for  Unit No. 2).   Each
        of  the Utility Commission's
                                 -21-

        orders granting deferred accounting has been appealed and such orders are in various stages of judicial review.

        In May 1991, HL&P implemented under bond, in Docket No. 9850, a $313 million base rate increase. At that time, HL&P ceased all cost deferrals related to the South Texas Project and began the recovery of such amounts. These deferrals are being amortized on a straight-line basis as allowed by the final order in Docket No. 9850. The amortization of these deferrals totaled $6.4 million for each of the three months ended March 31, 1994 and March 31, 1993 and is recorded on the Company's Statements of Consolidated Income and HL&P's Statements of Income in depreciation and amortization expense.

        The following table shows the original balance of the deferrals and the unamortized balance at March 31, 1994.

                                                       Balance at
                                         Original       March 31,
                                         BALANCE          1994
                                           (Thousands of Dollars)
        Deferred Accounting: (a)

          Deferred Expenses . . . .    $    250,151   $     231,740
          Deferred Carrying Costs
              on Plant Investment .         399,972         370,534
          Total . . . . . . . . . .         650,123         602,274
        Qualified Phase-In Plan: (b)         82,254          55,980

        Total Deferred Plant Costs     $    732,377   $     658,254

        ____________

        (a) Amortized over the estimated depreciable life of the South Texas Project.

        (b) Amortized over nine years beginning in May 1991.

        As of March 31, 1994, HL&P has recorded deferred income taxes of $199.6 million with respect to deferred accounting and $14.0 million with respect to the deferrals associated with the qualified phase-in plan.

        The accounting for deferred plant costs is described in greater detail in Notes 10(e) and 11 of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K, which Notes are incorporated herein by reference.

(11)    MALAKOFF ELECTRIC GENERATING STATION

        For a discussion of the current rate treatment of HL&P's investment in the Malakoff Electric Generating Station and related matters, see Note 12 of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K, which Note is incorporated herein by reference.

(12)    CABLE TELEVISION ACQUISITION

        On February 17, 1994, KBLCOM entered into an agreement to acquire three cable companies serving approximately 47,000 customers in the Minneapolis area. KBLCOM will acquire the stock of the companies in
                                 -22-

        exchange for the issuance of common stock of the Company. The amount of common stock of the Company to be issued, currently estimated to be approximately $24 million, is dependent on the amount of liabilities assumed, currently estimated to be approximately $63 million.

        Approximately 40,000 of the cable customers served by the properties to be acquired are in the Minneapolis metropolitan area. The remaining 7,000 customers are located in small communities south and west of the metropolitan area. Closing of the transaction, which is anticipated to occur in the summer of 1994, is subject to the satisfaction of certain conditions.

(13)    INTERIM PERIOD RESULTS: RECLASSIFICATIONS

        The results of interim periods are not necessarily indicative of results expected for the year due to the seasonal nature of HL&P's business. In the opinion of management, the interim information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a full presentation of the results for the interim periods. Certain amounts from the previous year have been reclassified to conform to the 1994 presentation of consolidated financial statements. Such reclassifications do not affect earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     COMPANY.  Selected financial data for Houston Industries
Incorporated (Company) is set forth below:

                                   Three Months Ended
                                       MARCH 31,
                                                          Percent
                                   1994         1993      CHANGE
                                 (Thousands of Dollars)

     Revenues . . . . . . . .  $   882,101  $   865,959       2
     Operating Expenses . . .      731,428      737,978      (1)
     Operating Income . . . .      150,673      127,981      18
     Other Income . . . . . .        9,315       17,802     (48)
     Interest and Other
       Charges  . . . . . . .       99,324      109,266      (9)
     Income Taxes . . . . . .       22,289        9,462     136
     Net Income . . . . . . .       30,175       27,055      12


     The Company had consolidated earnings per share of $.23 for the first quarter of 1994, compared to consolidated earnings per share of $.21 for the first quarter of 1993.

Electric Utility Operations:

     HL&P. GENERAL. Selected financial data for Houston Lighting & Power Company (HL&P) is set forth below:

                                   Three Months Ended
                                       March 31,
                                                          Percent
                                   1994         1993      Change
                                 (Thousands of Dollars)

     Revenues . . . . . . . .  $   821,581  $   805,685       2
     Operating Expenses . . .      698,702      692,525       1
     Operating Income . . . .      122,879      113,160       9
     Other Income (Expense) .       (1,670)       1,075       -
     Interest Charges . . . .       63,050       73,516     (14)
     Income After Preferred
       Dividends  . . . . . .       41,686       31,574      32


     The increase in HL&P's first quarter earnings resulted primarily from increased energy sales and reduced interest expense resulting from refinancing activities and reduction of long-term debt levels, partially offset by increased operating expenses which included the recognition of postemployment benefit costs as required by the adoption, beginning in January 1994, of Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits."

     OPERATING REVENUES AND SALES. Electric operating revenue for the quarter ended March 31, 1994, increased $15.9 million over the same period in 1993 due to increased kilowatt-hour (KWH) sales in all three major customer categories, excluding sales of interruptible power. Residential
                                 -24-

and commercial KWH sales for the first quarter of 1994 increased 5% and 3%, respectively, due, in large part, to the unusually mild winter weather experienced in the first quarter of 1993 and a 1.7% increase in the number of customers compared to the first quarter of 1993.
Firm industrial KWH sales increased 3% for the same period. Base revenues for the quarter ended March 31, 1994 increased $27.9 million compared to the same period in 1993.

     FUEL AND PURCHASED POWER EXPENSES. Fuel expenses increased $18.6 million for the first quarter of 1994 compared to the same period of the previous year. The 9% increase in the first quarter of 1994 was primarily due to increases in the utilization of coal and the unit cost of gas, partially offset by decreases in the unit cost of oil, coal, and lignite. Fuel costs in the first quarter of 1994 reflect, in part, the use of non-nuclear sources of fuel during the outage of Unit Nos. 1 and 2 of the South Texas Project Electric Generating Station (South Texas Project). For additional information regarding the South Texas Project, see Notes 8(f) and 9(f) to the Company's Consolidated and HL&P's Financial Statements in Item 1 of this Report. Purchased power expense decreased $31.2 million for the first quarter of 1994 compared to the first quarter of 1993 due to the expiration of a purchase power contract. The average cost of fuel for the first quarter of 1994 was $1.81 per million British Thermal Units (MMBtu) compared to $1.78 per MMBtu for the same period in 1993. The combined costs of fuel used by HL&P and the fuel portion of purchased power was
1.92 cents per KWH for the first quarter of both 1994 and 1993.

     OPERATION AND MAINTENANCE, DEPRECIATION AND AMORTIZATION, AND INTEREST EXPENSES. Electric operation and maintenance expense for the first quarter of 1994 decreased $1.4 million compared to the same period in 1993. Depreciation and amortization expense for the first quarter of 1994 increased $2.7 million compared to the same period in 1993, primarily due to an increase in depreciable property and the amortization, beginning in January 1994, of Demand Side Management expenditures. Interest expense for the first quarter of 1994 decreased $9.5 million compared to the same period in 1993, primarily due to refinancing activities and reduction of long-term debt levels.

     RATE PROCEEDINGS.  In February 1994, an administrative law judge
(ALJ) of the Public Utility Commission of Texas (Utility Commission) ruled that a proceeding should be conducted pursuant to Section 42 of the Texas Public Utility Regulatory Act of 1975, as amended, in order to inquire into HL&P's existing rates. Efforts by HL&P to secure reversal or reconsideration of that decision, which the ALJ acknowledged to be a close one, were unsuccessful, and HL&P is scheduled to file material in support of its existing rates on July
13, 1994. A final decision by the Utility Commission is not expected before the summer of 1995. In ordering that a proceeding be held under Section 42, the ALJ also found that there could be a link between the outage at the South Texas Project, the NRC's actions with respect to the South Texas Project and possible mismanagement by HL&P, which could be taken into account in the review of HL&P's authorized rate of return. Although HL&P and the Company believe that the Section 42 inquiry into HL&P's rates is unwarranted and that the South Texas Project has not been imprudently managed, there can be no assurance as to the outcome of this proceeding, and HL&P's rates could be reduced following a hearing. HL&P believes that any reduction in base rates as a result of a Section 42 inquiry would take effect prospectively.

                                 -25-

     UNITED STATES NUCLEAR REGULATORY COMMISSION (NRC) DIAGNOSTIC EVALUATION OF THE SOUTH TEXAS PROJECT. In June 1993, the NRC announced that the South Texas Project had been placed on its "watch list" of plants with "weaknesses that warrant increased NRC attention." The announcement was made following the issuance of a report on the South Texas Project by the NRC's Diagnostic Evaluation Team which had been sent to review the South Texas Project in the spring of 1993. For a further discussion of the NRC diagnostic evaluation of the South Texas Project, see Note 8(f) to the Company's Consolidated and HL&P's Financial Statements in Item 1 of this Report and Note 9(f) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K.

Cable Television Operations:

     KBLCOM. KBLCOM Incorporated (KBLCOM), the Company's cable television subsidiary, experienced a loss, before long-term financing cost with parent, of $3.2 million in the first quarter of 1994 compared to a loss of $4.1 million for the same period in 1993.

     KBLCOM's 1994 first quarter results improved from the same period in 1993 due primarily to reduced interest expense and increased profits from its jointly-owned cable television partnership, Paragon Communications (Paragon).

     REVENUES AND EXPENSES. First quarter revenues were unchanged from the same period in the prior year while operating expenses increased 6.5%. Operating margin (revenue less operating expenses exclusive of depreciation and amortization) percentages were 35.2% and 38.9%, respectively, for the quarters ended March 31, 1994 and 1993. Interest expense decreased $3.5 million or 22.2% due to lower interest rates and a reduction of long-term debt levels. KBLCOM's equity interest in the first quarter pre-tax earnings of Paragon was $7.9 million, an increase of $1.0 million or 13.8% compared to the first quarter of 1993.

     Basic service revenues for the first quarter of 1994 decreased $1.9 million or 4.6% over the same period last year due to the regulation of basic service rates. This was partially offset by the addition of approximately 32,000 customers from the first quarter of 1993. At March 31, 1994 and 1993, KBLCOM operated systems serving approximately 613,000 and 581,000 basic subscribers, respectively.

     Premium service revenues increased $.4 million in the first quarter or 3.6% compared to the same period in the prior year due primarily to increased sales of premium products.

     Ancillary revenues including advertising, pay-per-view and installation fees increased $1.8 million or 19.8% over the same period last year.

     CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992 (1992 CABLE ACT). In October 1992, the 1992 Cable Act became law. The 1992 Cable Act significantly revised various provisions of the Cable Communications Policy Act of 1984. The 1992 Cable Act provides that the Federal Communications Commission (FCC) will set guidelines for retail prices on basic cable service, which includes network broadcast stations and educational, public and governmental access channels. Local governments will regulate retail prices for basic service based on the FCC's guidelines. The 1992 Cable Act also requires that the FCC, upon complaint from a franchising authority or a cable subscriber, review the
                                 -26-

reasonableness of rates for additional tiers consisting of cable programming services. Only rates for premium pay channels, single event pay-per-view services and a la carte (pay-per-channel) services are excluded entirely from rate regulation. Prior to the release of its rate regulation rules (Rate Rule), the FCC entered an order, effective April 5, 1993, freezing rates for all cable television services, other than premium and pay-per-view services which was subsequently extended by the FCC through May 15, 1994. The 1992 Cable Act also requires cable programmers to license their services on a fair basis to cable competitors, such as direct broadcast satellite and wireless distribution systems. In addition, at the option of the broadcasters, cable operators will be required to obtain the permission of, and potentially pay a charge to, local broadcast television affiliates to retransmit their programming to cable customers. For a further discussion regarding the 1992 Cable Act, see "Business-Business of KBLCOM - Regulation" in Item 1 of the 1993 Combined Form 10-K filed by the Company and HL&P.

     In February 1994, the FCC announced further changes in the Rate
Rule and announced its interim cost-of-service standards.    In March
1994, the FCC issued its revised benchmark rules (Rate Rule II) as well as its interim cost-of-service rule (Interim COS Rule). Each of these rules will become effective on May 15, 1994. Rate Rule II revises the "benchmark formulas" established by the FCC in May 1993. Under Rate Rule II (which will be applied prospectively), cable operators must reduce their existing rates to the higher of (i) the rates calculated using the revised benchmark formulas (Revised Benchmarks) or (ii) a level 17% below such cable operators' rates as of September 30, 1992, adjusted for inflation. The FCC believes that the application of the Revised Benchmarks will result in a reduction of cable system rates to approximately 17% below September 1992 rate levels. Cable operators which cannot or do not wish to comply with the Revised Benchmarks may choose to justify their existing rates under the Interim COS Rule. The Interim COS Rule establishes a cost-of-service rate system similar to that used in the telephone industry.

     Rate Rule II and the Interim COS Rule are lengthy and complex. For a more detailed description of Rate Rule II and the Interim COS Rule, see "Other Information" in Item 5 of this Report. Although KBLCOM expects that it will sustain higher operating costs and increased administrative burdens under these new rules, as well as additional reductions in KBLCOM's rates for regulated services, it is impossible at this time to assess the detailed impact of Rate Rule II or the Interim COS Rule on KBLCOM or Paragon. In connection with its analysis of the new rules, KBLCOM is considering whether to use the Interim COS Rule as an alternative procedure to the Revised Benchmarks to justify the rates in at least some of its cable systems. Where rates are found to exceed the permitted levels, either under the Revised Benchmarks or the Interim COS Rule, KBLCOM may be subject to refund obligations and other penalties. The extent of the anticipated decline in revenues and of potential refunds and penalties cannot be determined at this time, but will have an adverse impact on KBLCOM's financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company:

     GENERAL. The Company's cash requirements stem primarily from operating expenses, capital expenditures, payment of common stock dividends, payment of preferred stock dividends and interest and principal payments on debt. Net cash provided by operating activities totaled $15.0 million for the three months ended March 31, 1994.

     Net cash used in investing activities for the three months ended March 31, 1994, totaled $108.5 million, primarily due to electric capital expenditures of $88.0 million and cable television additions of $12.1 million.

     Financing activities for the first three months of 1994 resulted in a net cash inflow of $97.7 million. The Company's primary financing activities were the increase in short-term borrowings offset by the payment of dividends and the repayment of matured long-term debt. For further information with respect to these matters, reference is made to Note 5 to the Company's Consolidated and HL&P's Financial Statements in Item 1 of this report.

     SOURCES OF CAPITAL RESOURCES AND LIQUIDITY. The Company has registered with the Securities and Exchange Commission (SEC) $250 million of debt securities which remain unissued. Proceeds from any sales of these securities are expected to be used for general corporate purposes including investments in and loans to subsidiaries.

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

     The Company's outstanding commercial paper at March 31, 1994 was approximately $477.5 million, which is supported by a $600 million bank credit facility.

     RATIOS OF EARNINGS TO FIXED CHARGES. The Company's ratios of earnings to fixed charges for the three and twelve months ended March 31, 1994 were 1.57 and 2.52, respectively. The Company believes that the ratio for the three-month period is not necessarily indicative of the ratio for a twelve-month period due to the seasonal nature of HL&P's business.

Electric Utility:

     HL&P. GENERAL. HL&P's cash requirements stem primarily from operating expenses, capital expenditures, payment of dividends and interest and principal payments on debt. HL&P's net cash provided by operating activities for the first three months of 1994 totaled $29.7 million.

     Net cash used in HL&P's investing activities for the first three months of 1994 totaled $90.6 million. HL&P's construction and nuclear fuel expenditures (excluding Allowance for Funds Used During Construction) for the first three months of 1994 totaled $88.0 million out of the $478 million annual budget. HL&P expects to finance substantially all of its 1994 capital expenditures through funds generated internally from operations.

     HL&P's financing activities for the first three months of 1994 resulted in a net cash inflow of approximately $57.0 million.
Included in these activities were the increase in short-term borrowings offset by the payment of dividends and the repayment of matured long-term debt. For further information with respect to these matters, reference is made to Note 5 to the Company's Consolidated and HL&P's Financial Statements in Item 1 of this Report.

     SOURCES OF CAPITAL RESOURCES AND LIQUIDITY. In January 1994, HL&P repaid at maturity $19.5 million principal amount of Series A collateralized medium-term notes.

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

     HL&P's outstanding commercial paper at March 31, 1994 was approximately $335.8 million, which is supported by a $400 million bank credit facility.

     RATIOS OF EARNINGS TO FIXED CHARGES. HL&P's ratios of earnings to fixed charges for the three and twelve months ended March 31, 1994, were 2.25 and 3.59, respectively. HL&P's ratios of earnings to fixed charges and preferred dividends for the three and twelve months ended March 31, 1994, were 1.91 and 3.06, respectively. HL&P believes that the ratios for the three-month period are not necessarily indicative of the ratios for a twelve-month period due to the seasonal nature of HL&P's business.

Cable Television:

     KBLCOM. GENERAL. KBLCOM's cash requirements stem primarily from operating expenses, capital expenditures, and interest and principal payments on debt. KBLCOM's net cash provided by operating activities was $3.5 million for the three months ended March 31, 1994.

     Net cash used in KBLCOM's investing activities for the three months ended March 31, 1994 totaled $15.6 million, primarily due to cable television additions of $12.1 million. These amounts were financed principally through internally generated funds and intercompany borrowings.

     KBLCOM's financing activities for the three months ended March 31,1994 resulted in a net cash inflow of $12.1 million. Included in these activities were the reduction of third party debt, proceeds from additional paid-in capital and an increase in borrowings from the Company.

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

     Approximately 40,000 of the cable customers served by the properties to be acquired are in the Minneapolis metropolitan area. The remaining 7,000 customers are located in small communities south and west of the metropolitan area. Closing of the transaction, which is anticipated to occur in the summer of 1994, is subject to the satisfaction of certain conditions.

     SOURCES OF CAPITAL RESOURCES AND LIQUIDITY. In March 1994, KBL Cable, Inc. (KBL Cable) reduced its outstanding indebtedness by $10.4 million through scheduled principal payments. Additional borrowings under KBL Cable's bank facilities are subject to certain covenants which relate primarily to the maintenance of certain financial ratios, principally debt to cash flow and interest coverages. KBL Cable presently is in compliance with such covenants. KBLCOM's cash requirements for the remainder of 1994 are expected to be met primarily through intercompany borrowings.

                      PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

               For a description of legal proceedings affecting the Company and its subsidiaries, including HL&P, reference is made to the information set forth in Item 3 of the 1993 Combined Form 10-K and Notes 9, 10 and 11 to the Company's Consolidated and HL&P's Financial Statements in Item 8 of the 1993 Combined Form 10-K, which information, as qualified and updated by the description of developments in regulatory and litigation matters contained in Notes 10, 11 and 12 of the Notes to the Company's Consolidated and HL&P's Financial Statements included in Part I of this Form 10-Q, is incorporated herein by reference.

               In April 1994, two former employees of HL&P filed a lawsuit against the Company, HL&P and certain executive officers and directors of the Company and HL&P. In this lawsuit (PACE AND FUENTEZ V. THE COMPANY, HL&P, ET AL.), the former employees alleged that certain officers and directors of the Company and HL&P had engaged in various acts of mismanagement. The lawsuit, which purports to have been filed as a class action and shareholder derivative suit on behalf of all shareholders of the Company, is pending in the 212th Judicial District Court of Galveston County, Texas. Management believes that the suit is without merit.

               In April 1994, the state district judge of the 268th Judicial District Court, Fort Bend County, Texas, dismissed for lack of subject matter jurisdiction a suit (PACE AND SCOTT V. HL&P) filed by two former employees of HL&P, who alleged that HL&P was charging illegal rates. The claim was based on the argument that the Utility Commission had failed to allocate to ratepayers the alleged tax benefits accruing to the Company and HL&P by virtue of the fact that HL&P's federal income taxes are paid as part of a consolidated group.

               In March 1994, the United States District Court for the Southern District of Texas granted summary judgment in favor of the Company and HL&P and dismissed a lawsuit filed by former HL&P employees who claimed that their employment had been terminated in violation of the WORKER ADJUSTMENT AND RETRAINING NOTIFICATION ACT (WARN). In a separate order, another judge of the United States District Court for the Southern District of Texas granted summary judgment in favor of the Company and HL&P on the validity of releases executed by most of the employees who had been terminated in the 1992 reduction which gave rise to the claims under the WARN Act. The question of the validity of those releases in the WARN Act case and in other pending cases involving that staff reduction was consolidated for decision. Notices of appeal to the United States Court of Appeals for the Fifth Circuit have been filed from both decisions. Other legal proceedings, which the Company and HL&P believe to be immaterial and without merit, have been filed by former employees of HL&P seeking damages alleged to have been caused by that staff reduction. Although there can be no assurance that additional proceedings asserting labor related claims will not be filed, the Company and HL&P believe that the resolution of these claims will not have a material adverse effect on the Company's or HL&P's results of operations.

ITEM 5.   OTHER INFORMATION.

          RECENT DEVELOPMENTS IN RATE REGULATION. On March 30, 1994, the Federal Communications Commission (FCC) issued its lengthy new benchmark rate rules (Rate Rule II), as well as its interim cost-of service rule (Interim COS Rule) which it had previously announced in February 1994 in several Executive Summaries. Both Rate Rule II and the Interim COS Rule become effective on May 15, 1994.

               REVISED BENCHMARKS. Rate Rule II contains revised benchmark formulas (Revised Benchmarks) which are based upon
          (1) the number of subscribers a particular system has; (2) the average total number of channels the system carries; (3) the number of non-broadcast channels the system carries; (4) the average subscriber revenue of the system; (5) the penetration of discretionary services, such as additional outlets, remote control devices and satellite tiers; (6) the size of the multiple system operator with which the system is affiliated, if any; and (7) the median household income of the community the system serves. Under Rate Rule II, cable operators must reduce their existing rates to the higher of the recalculated benchmark (Revised Benchmark
          Rate), or to a level 17% below their September 30, 1992 rate, adjusted for inflation (Full Reduction Rate). Using these complex new formulas, the cable operator must complete and submit newly issued forms to each franchising authority which has been certified to regulate basic rates of the applicable cable systems, and to the FCC upon the filing of a complaint by a franchising authority or a subscriber regarding the operator's cable programming services tier rates. The FCC believes that most cable operators which apply the Revised Benchmarks will have to reduce a system's rates to approximately 17% below the level of those rates as of September 1992. As with the original rate rule, under Rate Rule II, equipment must be priced at cost and unbundled from the rate for regulated services permitted under the Revised Benchmarks.

               The FCC has made Rate Rule II prospective only. Hence, existing disputes with franchising authorities about basic rates, and disputes before the FCC regarding cable programming service rates, must be resolved using the Rate Rule and the already filed Form 393. To the extent that any refunds may be due, refunds under rates applicable from September 1, 1993 to May 15, 1994, shall be calculated under the Rate Rule; refunds under rates effective from May 15, 1994 shall be calculated under the Revised Benchmarks.

               Because Rate Rule II takes effect on May 15, 1994, cable operators who wish to restructure their services and rates to meet the Revised Benchmarks by that date must provide notice of such changes to franchising authorities and subscribers by April 15, 1994. In the alternative, Rate Rule II provides that cable operators which make no changes in their regulated services or rates may provide notice to their franchising authorities and subscribers by June 14, 1994 of the changes
                                 -32-

          they plan to make to comply with the Revised Benchmarks and implement such changes by July 14, 1994, without incurring additional refund liability for the May 15 to July 14 period.

               INTERIM COS RULE. Cable operators which cannot or do not wish to comply with the Revised Benchmarks may choose to justify their existing rates under the Interim COS Rule, issued at the same time as the Revised Benchmarks. As indicated in its Executive Summary issued in February 1994, the Interim COS Rule establishes a cost-of-service rate system very similar to that applied by the FCC to the telephone industry. Cable operators choosing the cost-of-service approach must base their showings on the applicable cable system's most recent fiscal year (Test Year). The rate base is the original book cost of plant. Expenses which can be included are ongoing operating expenses, depreciation, amortization, and an allowance for taxes. Plant which is not in service during the Test Year, but which will be in service by the end of the year following the Test Year, may be included in the rate base, thereby allowing inclusion of certain rebuild costs.

               The Interim COS Rule presumptively disallows including intangibles in the rate base, other than the value of customer lists, the costs of establishing the legal entity that obtained the franchise and the costs of obtaining the franchise itself. In particular, as it had indicated previously in the Executive Summary issued in February 1994, the FCC excluded acquisition costs above book value from the rate base because it concluded that such "excess acquisition costs" represent the value of the monopoly rents the acquirer expected to earn during the period when an acquired cable system was effectively an unregulated monopoly. A cable operator may make a showing that certain presumptively excluded intangibles should be included because they result in significant benefits to cable subscribers. Finally, the FCC adopted an after-tax return of 11.25% on overall capital.

               Under the Interim COS Rule, cable operators which opt for the cost-of-service approach may make such filings only once every two years. Quarterly inflation adjustments and external cost pass-throughs allowed under the Revised Benchmarks may also be permitted under the Interim COS Rule.

               A LA CARTE CARRIAGE. Under the Rate Rule, the FCC appeared to allow cable operators to create per channel offerings (A La Carte Channels). In Rate Rule II, the FCC addressed the creation of A La Carte Channels by enumerating both favorable and unfavorable criteria to which the FCC and franchising authorities would look in determining whether an A La Carte Channel evades the regulatory purposes of the Cable Television Consumer Protection and Competition Act of 1992. Unfavorable factors identified by the FCC as indicating that an A La Carte Channel is illegal are: (1) whether a package of A La Carte Channels "avoids" rate regulation; (2) whether an entire regulated tier of channels was converted into a package of A La Carte Channels; (3) how deep a price discount is offered with a package of A La Carte Channels in comparison to single offerings of such channels; (4) whether the operator imposes a significant equipment charge in order to take a

                                 -33-

          single A La Carte Channel; (5) whether the A La Carte Channels were removed from a regulated tier of service; (6) whether the A La Carte Channel has been traditionally offered on an a la carte basis; (7) whether customers were automatically enrolled in A La Carte Channel packages; and
          (8) whether the programmers object to a la carte distribution of the A La Carte Channel. Among the favorable factors identified by the FCC as indicating that an A La Carte Channel is legal are: (1) whether the subscriber can choose which channels make up a package of A La Carte Channels and (2) whether the cable operator considered or implemented A La Carte Channels prior to rate regulation. The FCC will decide challenges to A La Carte Channel carriage on a case-by-case basis and has delegated enforcement of these new criteria to the franchising authorities in the first instance. A La Carte Channels which are found to evade rate regulation rather than enhance subscriber choice will be treated as regulated tiers, and operators found to have engaged in such evasions may be subject to refunds and other sanctions.

               CHANNEL ADDITION AND DELETION. Under Rate Rule II, a cable operator which adds channels to regulated service levels must recalculate its per channel regulated rate multiplied by the new number of channels to reflect an increase in the rate for that level of service, and then add new programming costs as an "external" cost pass-through. The FCC indicates that the operator may also add a 7.5% mark-up to the cost for the new programming added via the newly added channels. Conversely, if an operator removes channels from a regulated service level, it must reduce its regulated rate to reflect reduced programming costs, plus a 7.5% mark-down, and recalculate its regulated rate to reflect the decrease in the number of channels.

               INFLATION RATE ADJUSTMENTS. While the FCC affirmed its ruling in the Rate Rule that cable operators may seek rate increases based upon the increase in inflation as measured by the GNP-PI index on a quarterly basis, the FCC proposed in Rate Rule II that such adjustments be reduced by a 2% annual productivity offset. The FCC also ruled in Rate Rule II that inflation-based rate increases in the basic level of service can be taken by the cable operator only after application to and approval by the regulating franchise authority. Cable operators whose Revised Benchmark Rate is above the Full Reduction Rate cannot take inflation adjustments until the Full Reduction Rate equals the Revised Benchmark Rate.

               EXTERNAL COST PASS-THROUGHS. Under Rate Rule II, certain external costs which are beyond the cable operator's control may be passed-through to the subscriber in addition
          to the regulated rate.   The external costs include: (1) all
          changes in franchise fees; (2) all changes in the costs of satisfying franchise mandated requirements, such as public, educational and governmental access channels; (3) all changes in cable-specific taxes; (4) all changes in programming costs and copyright fees, plus a "margin" of 7.5%; and (5) all changes in retransmission consent fees beyond the initial amounts paid by the cable operator from October 5, 1993 through October 5, 1994. Regarding the pass-through of programming cost changes, all increases and decreases for
                                 -34-

          programming in a particular regulated level of service must ultimately be aggregated, and all payments, such as marketing support payments, received by the cable operator from the programmer must be netted out against such increases on a channel-by-channel basis before any amount can be passed-through. Pass-throughs may be implemented generally beginning on February 28, 1994.

               FINANCIAL IMPACT ON KBLCOM. In view of the continuing changes, as well as the length and complexity of the recently published Rate Rule II and Interim COS Rule, KBLCOM cannot currently assess the full impact upon its future financial results. KBLCOM expects that it will sustain higher operating costs and increased administrative burdens under these new rules, and that the Revised Benchmarks will impose some additional reductions in KBLCOM's rates for regulated services. KBLCOM is considering whether to use the Interim COS Rule as an alternative procedure to Rate Rule II to justify the rates in at least some of its cable systems. Where rates are found to exceed the permitted levels, either under Rate Rule II or the Interim COS Rule, KBLCOM may be subject to refund obligations and other penalties. The extent of the anticipated decline in revenues and of potential refunds and penalties cannot be determined at this time, but will have an adverse impact on KBLCOM's financial position and results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     HOUSTON INDUSTRIES INCORPORATED:

     Exhibit 10 -        The Company's Master Savings Trust, as
                         Amended and Restated Effective as of January
                         1, 1994, between the Company and Texas
                         Commerce Bank National Association.

     Exhibit 11 -        Computation of Earnings per Common Share and
                         Common Equivalent Share.

     Exhibit 12 -        Computation of Ratios of Earnings to Fixed
                         Charges.

     Exhibit 99(a) -     Notes 8(a), 9, 10, 11 and 12 of the Notes to the
                         Consolidated Financial Statements included on pages 83 through 97 of the Company's Annual
                         Report on Form 10-K for the year ended
                         December 31, 1993 (File No. 1-7629).

     Exhibit 99(b) -     Part I, Item 1 - Business of HL&P - Fuel -
                         Recovery of Fuel Costs included on pages 13 and 14 of the Company's Annual Report on Form
                         10-K for the year ended December 31, 1993
                         (File No. 1-7629).

     Exhibit 99(c) -     Part I, Item 3 - Legal Proceedings included
                         on pages 37 and 38 of the Company's Annual
                         Report on Form 10-K for the year ended
                         December 31, 1993 (File No. 1-7629).

     Exhibit 99(d) -     First Amendment to Houston Industries
                         Incorporated Savings Plan, as Amended and
                         Restated Effective January 1, 1994 effective as of April 6, 1994.

     HOUSTON LIGHTING & POWER COMPANY:

     Exhibit 10 -        The Company's Master Savings Trust, as
                         Amended and Restated Effective as of January
                         1, 1994, between the Company and Texas
                         Commerce Bank National Association
                         (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1994, File No. 1-7629).

     Exhibit 12 -        Computation of Ratios of Earnings to Fixed
                         Charges and Ratios of Earnings to Fixed
                         Charges and Preferred Dividends.

     Exhibit 99(a) -     Notes 8(a), 9, 10, 11 and 12 of the Notes to the
                         Financial Statements included on page 104 of HL&P's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-3187)
                         (incorporated by reference to Exhibit 99(a) to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1994, File No. 1-7629).


     Exhibit 99(b) -     Part I, Item 1 - Fuel - Recovery of Fuel
                         Costs included on pages 13 and 14 of HL&P's
                         Annual Report on Form 10-K for  the  year
                         ended   December 31, 1993  (File No. 1-3187)
                         (incorporated by reference to Exhibit 99(b) to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1994, File No. 1-7629).

     Exhibit 99(c) -     Part I, Item 3 - Legal Proceedings included
                         on pages 37 and 38 of HL&P's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-3187) (incorporated by reference to Exhibit 99(c) to the Quarterly
                         Report on Form 10-Q of the Company for the quarter ended March 31, 1994, File No. 1-7629).


(b)  Reports on Form 8-K.

     HOUSTON INDUSTRIES INCORPORATED AND HOUSTON LIGHTING & POWER
     COMPANY:

     Current Report on Form 8-K dated February 22, 1994 (Item 5. Other
     Events).

     HOUSTON LIGHTING & POWER COMPANY:

     Current Report on Form 8-K dated January 3, 1994 (Item 5. Other Events, Item 7. Financial Statements and Exhibits).

                               SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HOUSTON INDUSTRIES INCORPORATED
                                        (Registrant)

                                      /S/ MARY P. RICCIARDELLO
                                        Mary P. Ricciardello
                                           Comptroller and
                                    Principal Accounting Officer

Date:  May 13, 1994

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HOUSTON LIGHTING & POWER COMPANY
                                        (Registrant)


                                          /S/ KEN W. NABORS
                                            Ken W. Nabors
                                   Vice President and Comptroller
                                  and Principal Accounting Officer


Date:  May 13, 1994
                                 -38-