Form 10-Q
period 1994-06-30
HOUSTON INDUSTRIES INC; HOUSTON LIGHTING & POWER CO
filed 1994-08-12
CIK 202131, 48732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994.

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________


Commission file number 1-7629

                    HOUSTON INDUSTRIES INCORPORATED
         (Exact name of registrant as specified in its charter)

                  Texas                                   74-1885573
(State or other jurisdiction of incorporation          (I.R.S. Employer
             or organization)                         Identification No.)


            5 Post Oak Park
         4400 Post Oak Parkway
            Houston, Texas                                  77027
(Address of principal executive offices)                  (Zip Code)

                             (713) 629-3000
          (Registrant's telephone number, including area code)


Commission file number 1-3187

                    HOUSTON LIGHTING & POWER COMPANY
         (Exact name of registrant as specified in its charter)

                  Texas                                   74-0694415
(State or other jurisdiction of incorporation         (I.R.S. Employer
            or organization)                         Identification No.)

           611 Walker Avenue
            Houston, Texas                                 77002
(Address of principal executive offices)                (Zip Code)

                             (713) 228-9211
          (Registrant's telephone number, including area code)
                 ______________________________

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of July 31, 1994, Houston Industries Incorporated had 131,296,631 shares of common stock outstanding. As of July 31, 1994, all 1,000 authorized and outstanding shares of Houston Lighting & Power Company's Class A voting common stock, without par value, were held by Houston Industries Incorporated and all 100 authorized and outstanding shares of Houston Lighting & Power Company's Class B non-voting common stock were held by Houston Industries (Delaware) Incorporated.

  HOUSTON INDUSTRIES INCORPORATED AND HOUSTON LIGHTING & POWER COMPANY
                     QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTER ENDED JUNE 30, 1994

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

                       TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                               PAGE NO.

          Item 1. Financial Statements

          Houston Industries Incorporated and Subsidiaries

             Statements of Consolidated Income
             Three Months and Six Months Ended
             June 30, 1994 and 1993                              3

             Consolidated Balance Sheets
             June 30, 1994 and December 31, 1993                 5

             Statements of Consolidated Cash Flows
             Six Months Ended June 30, 1994 and 1993             7

             Statements of Consolidated Retained Earnings
             Three Months and Six Months Ended
             June 30, 1994 and 1993                              9

             Notes to Consolidated Financial Statements         16

          Houston Lighting & Power Company

             Statements of Income
             Three Months and Six Months Ended
             June 30, 1994 and 1993                             10

             Balance Sheets
             June 30, 1994 and December 31, 1993                11

             Statements of Cash Flows
             Six Months Ended June 30, 1994 and 1993            13

             Statements of Retained Earnings
             Three Months and Six Months Ended
             June 30, 1994 and 1993                             15

             Notes to Financial Statements                      16

          Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                     27

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings                             35

          Item 4. Submission of Matters to a Vote
                  of Security-Holders                           35

          Item 6. Exhibits and Reports on Form 8-K              36

          Signatures                                            38
                                  -2-

                       PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED INCOME
                          (THOUSANDS OF DOLLARS)

                                                   Three Months Ended           Six Months Ended
                                                         June 30,                    June 30,
                                                   -------------------        ---------------------
                                                    1994         1993            1994          1993
REVENUES:
 Electric......................................  $1,004,906     $1,005,149    $1,826,487    $1,810,834
 Cable television..............................      61,754         62,604       122,274       122,878
                                                 ----------     ----------    ----------    ----------
               Total...........................   1,066,660      1,067,753     1,948,761     1,933,712
                                                 ----------     ----------    ----------    ----------
EXPENSES:
 Electric:
 Fuel..........................................     235,514        262,603       452,702       461,166
 Purchased power...............................     103,906        129,224       202,455       258,923
 Operation and maintenance.....................     204,089        212,866       397,940       408,102
 Taxes other than income taxes.................      62,959         62,468       126,071       124,332
 Cable television operating expenses...........      38,923         36,950        78,150        73,791
 Depreciation and amortization.................     120,472        115,956       239,973       231,731
                                                 ----------     ----------    ----------    ----------
               Total...........................     765,863        820,067     1,497,291     1,558,045
                                                 ----------     ----------    ----------    ----------
OPERATING INCOME...............................     300,797        247,686       451,470       375,667
                                                 ----------     ----------    ----------    ----------

OTHER INCOME (EXPENSE):
 Allowance for other funds used
    during construction........................          93          1,080         1,409         1,788
 Interest income...............................       8,125          8,598        16,543        16,738
 Equity in income of cable television
    partnerships...............................       7,790          7,987        15,700        15,009
 Other - net...................................      (4,058)        (5,890)      (12,387)       (3,958)
                                                 ----------     ----------    ----------    ----------
               Total...........................      11,950         11,775        21,265        29,577
                                                 ----------     ----------    ----------    ----------

INTEREST AND OTHER CHARGES:
 Interest on long-term debt....................      86,449         96,547       173,462       193,623
 Other interest................................       5,931          4,505        11,657         8,294
 Allowance for borrowed funds used
    during construction........................        (129)        (1,170)       (1,817)       (1,914)
 Preferred dividends of subsidiary.............       8,403          8,789        16,676        17,934
                                                 ----------     ----------    ----------    ----------
               Total...........................     100,654        108,671       199,978       217,937
                                                 ----------     ----------    ----------    ----------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING FOR
 POSTEMPLOYMENT BENEFITS.......................     212,093        150,790       272,757       187,307

INCOME TAXES...................................      78,265         50,581       100,554        60,043
                                                 ----------     ----------    ----------    ----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING FOR POSTEMPLOYMENT
 BENEFITS......................................     133,828        100,209       172,203       127,264

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 FOR POSTEMPLOYMENT BENEFITS (NET OF
 INCOME TAXES OF $4,415).......................                                   (8,200)
                                                 ----------     ----------     ---------    ----------

NET INCOME.....................................  $  133,828     $  100,209    $  164,003    $  127,264
                                                 ==========     ==========    ==========    ==========

                                (Continued)

             HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED INCOME
                          (THOUSANDS OF DOLLARS)

                                (Continued)
                                                   Three Months Ended           Six Months Ended
                                                         June 30,                    June 30,
                                                   --------------------         -------------------
                                                    1994           1993          1994          1993
EARNINGS PER COMMON SHARE:

 EARNINGS PER COMMON SHARE BEFORE
    CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING FOR POSTEMPLOYMENT
    BENEFITS...................................  $    1.02      $     .77     $    1.31     $     .98

 CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING FOR POSTEMPLOYMENT
    BENEFITS...................................                                    (.06)
                                                 ---------      ---------     ---------     ---------
 EARNINGS PER COMMON SHARE.....................  $    1.02      $     .77     $    1.25     $     .98
                                                 =========      =========     =========     =========
 DIVIDENDS DECLARED PER COMMON
    SHARE......................................  $     .75      $     .75     $    1.50     $    1.50

 WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (000)..........................    130,709        129,849       130,708       129,725

              See Notes to Consolidated Financial Statements.

             HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (THOUSANDS OF DOLLARS)

                                  ASSETS
                                                        June 30,    December 31,
                                                          1994          1993


PROPERTY, PLANT AND EQUIPMENT - AT COST:
      Electric plant:
         Plant in service ..........................   $11,637,250   $11,480,244
         Construction work in progress .............       246,852       242,661
         Nuclear fuel ..............................       211,874       211,785
         Plant held for future use .................       197,491       196,330
      Electric plant acquisition adjustments .......         3,166         3,166
      Cable television property ....................       393,229       372,178
      Other property ...............................        59,998        47,494
                                                       -----------   -----------
             Total .................................    12,749,860    12,553,858

      Less accumulated depreciation and amortization     3,522,695     3,355,616
                                                       -----------   -----------

             Property, plant and equipment - net ...     9,227,165     9,198,242
                                                       -----------   -----------

CURRENT ASSETS:
      Cash and cash equivalents ....................         8,098        14,884
      Special deposits .............................            13        11,834
      Accounts receivable:
         Customers - net ...........................         6,854         4,985
         Others ....................................        26,429        11,153
      Accrued unbilled revenues ....................        17,170        29,322
      Fuel stock, at lifo cost .....................        60,922        58,585
      Materials and supplies, at average cost ......       165,259       166,477
      Prepayments ..................................        18,939        20,432
                                                       -----------   -----------

               Total current assets ................       303,684       317,672
                                                       -----------   -----------

OTHER ASSETS:
      Cable television franchises and intangible
         assets - net ..............................       961,233       984,032
      Deferred plant costs .........................       651,808       664,699
      Deferred debits ..............................       357,838       371,773
      Unamortized debt expense and premium on
         reacquired debt ...........................       166,229       169,465
      Equity investment in cable television
         partnerships ..............................       142,745       122,531
      Equity investment in foreign electric utility         35,529        36,984
      Regulatory asset - net .......................       241,194       246,763
      Recoverable project costs ....................       108,085       118,016
                                                       -----------   -----------

               Total other assets ..................     2,664,661     2,714,263
                                                       -----------   -----------

                  Total ............................   $12,195,510   $12,230,177
                                                       ===========   ===========

              See Notes to Consolidated Financial Statements.

             HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (THOUSANDS OF DOLLARS)

                      CAPITALIZATION AND LIABILITIES

                                                                 June 30,       December 31,
                                                                   1994             1993
CAPITALIZATION:
   Common Stock Equity:
      Common stock, no par value .........................   $    2,418,455   $    2,415,256
      Note receivable from ESOP ..........................         (327,916)        (332,489)
      Retained earnings ..................................        1,164,822        1,191,230
                                                             --------------   --------------
           Total common stock equity .....................        3,255,361        3,273,997
                                                             --------------   --------------
   Preference Stock, no par value, authorized
      10,000,000 shares; none outstanding

   Cumulative Preferred Stock of Subsidiary, no par value:
               Not subject to mandatory redemption .......          351,345          351,354
               Subject to mandatory redemption ...........          121,910          167,236
                                                             --------------   --------------
                     Total cumulative preferred stock ....          473,255          518,590
                                                             --------------   --------------
   Long-Term Debt:
      Debentures .........................................          548,636          548,544
      Long-term debt of subsidiaries:
          Electric:
              First mortgage bonds .......................        3,020,122        3,019,843
              Pollution control revenue bonds ............          155,232          155,218
              Other ......................................           12,875           15,010
         Cable television:
               Senior bank debt ..........................          364,000          364,000
               Senior and subordinated notes .............          124,783          140,580
                                                             --------------   --------------
                   Total long-term debt ..................        4,225,648        4,243,195
                                                             --------------   --------------
                       Total capitalization ..............        7,954,264        8,035,782
                                                             --------------   --------------
CURRENT LIABILITIES:
   Notes payable .........................................          649,800          591,385
   Accounts payable ......................................          205,673          239,814
   Taxes accrued .........................................          125,870          187,503
   Interest accrued ......................................           81,247           84,178
   Dividends accrued .....................................          104,607          105,207
   Accrued liabilities to municipalities .................           22,311           22,589
   Customer deposits .....................................           65,717           65,604
   Current portion of long-term debt and
      preferred stock ....................................           67,312           55,109
   Other .................................................           65,541           62,688
                                                             --------------   --------------
            Total current liabilities ....................        1,388,078        1,414,077
                                                             --------------   --------------
DEFERRED CREDITS:
   Accumulated deferred income taxes .....................        2,009,608        1,987,336
   Unamortized investment tax credit .....................          424,705          434,597
   Other .................................................          418,855          358,385
                                                             --------------   --------------
            Total deferred credits .......................        2,853,168        2,780,318
                                                             --------------   --------------
COMMITMENTS AND CONTINGENCIES

            Total ........................................   $   12,195,510   $   12,230,177
                                                             ==============   ==============

              See Notes to Consolidated Financial Statements.

             HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                          (THOUSANDS OF DOLLARS)
                                                                                Six Months Ended
                                                                                    June 30,
                                                                             ---------------------
                                                                                1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ..........................................................   $  164,003   $  127,264

      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ....................................      239,973      231,731
         Amortization of nuclear fuel .....................................        5,421        2,101
         Deferred income taxes ............................................       26,687       29,546
         Investment tax credits ...........................................       (9,892)     (10,143)
         Allowance for other funds used during
           construction ...................................................       (1,409)      (1,788)
         Fuel cost (refund) and over/(under) recovery
           - net ..........................................................       27,408      (45,799)
         Equity in income of cable television
           partnerships ...................................................      (15,700)     (15,009)
         Cumulative effect of change in accounting
           for postemployment benefits ....................................        8,200
         Changes in other assets and liabilities:
           Accounts receivable and accrued unbilled
             revenues .....................................................       (4,993)     302,123
           Inventory ......................................................       (1,119)       3,057
           Other current assets ...........................................       13,314       (6,509)
           Accounts payable ...............................................      (34,141)      (6,293)
           Interest and taxes accrued .....................................      (58,564)     (60,106)
           Other current liabilities ......................................        2,050      (19,512)
           Other - net ....................................................       62,851       51,241
                                                                              ----------   ----------
         Net cash provided by operating activities ........................      424,089      581,904
                                                                              ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Electric capital expenditures
         (including allowance for borrowed funds
         used during construction) ........................................     (191,637)    (132,429)
      Cable television additions ..........................................      (32,692)     (23,280)
      Other construction expenditures .....................................      (12,253)
      Other - net .........................................................      (20,532)      (5,686)
                                                                              ----------   ----------
         Net cash used in investing activities ............................     (257,114)    (161,395)
                                                                              ----------   ----------
                                      -7-

            HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS

            INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                         (THOUSANDS OF DOLLARS)
                              (Continued)
                                                                                Six Months Ended
                                                                                    June 30,
                                                                             ---------------------
                                                                                1994          1993
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from common stock ..........................................                 $  21,001
      Decrease in note receivable from ESOP ...............................   $    4,573
      Proceeds from first mortgage bonds ..................................                   545,243
      Proceeds from senior bank debt ......................................                    20,000
      Extinguishment of long-term debt ....................................                  (477,083)
      Payment of matured bonds ............................................      (19,500)    (136,000)
      Payment of senior bank debt .........................................                  (182,349)
      Payment of senior and subordinated notes ............................      (10,384)      (6,372)
      Payment of common stock dividends ...................................     (196,064)    (194,555)
      Increase (decrease) in notes payable - net ..........................       58,415      (27,999)
      Redemption of preferred stock .......................................      (20,000)     (40,000)
      Other - net .........................................................        9,199         (733)
                                                                              ----------   ----------
         Net cash used in financing activities ............................     (173,761)    (478,847)
                                                                              ----------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS .................................       (6,786)     (58,338)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................       14,884       69,317
                                                                              ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................   $    8,098   $   10,979
                                                                              ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash Payments:
         Interest (net of amounts capitalized) ............................   $  187,333   $  210,534
         Income taxes .....................................................       65,090       33,814

              See Notes to Consolidated Financial Statements.

             HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
               STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                          (THOUSANDS OF DOLLARS)
                                                                 Three Months Ended            Six Months Ended
                                                                       June 30,                   June 30,
                                                                 ---------------------      ----------------------
                                                                   1994          1993         1994           1993
Balance at Beginning of Period ..............................   $ 1,125,167   $ 1,186,012   $ 1,191,230   $ 1,254,584

Net Income for the Period ...................................       133,828       100,209       164,003       127,264
                                                                -----------   -----------   -----------   -----------
         Total ..............................................     1,258,995     1,286,221     1,355,233     1,381,848

Common Stock Dividends ......................................       (98,032)      (97,365)     (196,102)     (194,555)

Tax Benefit of ESOP Dividends ...............................         3,859         2,449         5,691         4,012

Redemption of HL&P Preferred Stock ..........................                        (402)                       (402)
                                                                -----------   -----------   -----------   -----------
Balance at End of Period ....................................   $ 1,164,822   $ 1,190,903   $ 1,164,822   $ 1,190,903
                                                                ===========   ===========   ===========   ===========

              See Notes to Consolidated Financial Statements.

                     HOUSTON LIGHTING & POWER COMPANY
                           STATEMENTS OF INCOME
                          (THOUSANDS OF DOLLARS)
                                            Three Months Ended           Six Months Ended
                                                 June 30,                      June 30,
                                      ---------------------------   ---------------------------
                                           1994           1993           1994            1993
OPERATING REVENUES ................   $  1,004,906   $  1,005,149   $  1,826,487   $  1,810,834
                                      ------------   ------------   ------------   ------------
OPERATING EXPENSES:
  Fuel ............................        235,514        262,603        452,702        461,166
  Purchased power .................        103,906        129,224        202,455        258,923
  Operation .......................        141,835        143,898        274,802        284,505
  Maintenance .....................         62,254         68,968        123,138        123,597
  Depreciation and amortization ...         99,675         96,217        198,604        192,432
  Income taxes ....................         81,921         52,705        108,994         63,653
  Other taxes .....................         62,959         62,468        126,071        124,332
                                      ------------   ------------   ------------   ------------
          Total ...................        788,064        816,083      1,486,766      1,508,608
                                      ------------   ------------   ------------   ------------
OPERATING INCOME ..................        216,842        189,066        339,721        302,226
                                      ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Allowance for other funds used
    during construction ...........             93          1,080          1,409          1,788
  Other - net .....................         (2,773)        (1,543)        (5,759)        (1,176)
                                      ------------   ------------   ------------   ------------
          Total ...................         (2,680)          (463)         4,350)           612
                                      ------------   ------------   ------------   ------------
INCOME BEFORE INTEREST CHARGES ....        214,162        188,603        335,371        302,838
                                      ------------   ------------   ------------   ------------

INTEREST CHARGES:
  Interest on long-term debt ......         61,557         70,853        123,399        140,458
  Other interest ..................          1,853          4,366          4,749          9,021
  Allowance for borrowed funds used
   during construction ............           (129)        (1,170)        (1,817)        (1,914)
                                      ------------   ------------   ------------   ------------
         Total ....................         63,281         74,049        126,331        147,565
                                      ------------   ------------   ------------   ------------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING FOR
  POSTEMPLOYMENT BENEFITS .........        150,881        114,554        209,040        155,273

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR POSTEMPLOYMENT
  BENEFITS (NET OF INCOME TAXES OF
  $4,415) .........................                                       (8,200)
                                      ------------   ------------   ------------   ------------

NET INCOME ........................        150,881        114,554        200,840        155,273

DIVIDENDS ON PREFERRED STOCK ......          8,403          8,789         16,676         17,934
                                      ------------   ------------   ------------   ------------

INCOME AFTER PREFERRED DIVIDENDS ..   $    142,478   $    105,765   $    184,164   $    137,339
                                      ============   ============   ============   ============

                    See Notes to Financial Statements.

                     HOUSTON LIGHTING & POWER COMPANY
                              BALANCE SHEETS
                          (THOUSANDS OF DOLLARS)

                                  ASSETS
                                                        June 30,    December 31,
                                                         1994           1993

PROPERTY, PLANT AND EQUIPMENT - AT COST:
   Electric plant ................................    $11,637,250    $11,480,244
   Construction work in progress .................        246,852        242,661
   Plant held for future use .....................        197,491        196,330
   Nuclear fuel ..................................        211,874        211,785
   Electric plant acquisition adjustments ........          3,166          3,166
                                                      -----------    -----------
           Total .................................     12,296,633     12,134,186

   Less accumulated depreciation and
      amortization ...............................      3,349,081      3,194,127
                                                      -----------    -----------
Property, plant and equipment - net ..............      8,947,552      8,940,059
                                                      -----------    -----------

CURRENT ASSETS:
   Cash and cash equivalents .....................            428         12,413
   Special deposits ..............................             13         11,834
   Accounts receivable:
      Affiliated companies .......................            988          1,792
      Others .....................................         13,765          2,540
   Accrued unbilled revenues .....................         17,170         29,322
   Inventory:
      Fuel stock, at lifo cost ...................         60,922         58,585
      Materials and supplies, at average cost ....        157,456        160,371
   Prepayments ...................................         15,271          9,234
                                                      -----------    -----------
        Total current assets .....................        266,013        286,091
                                                      -----------    -----------
OTHER ASSETS:
   Deferred plant costs ..........................        651,808        664,699
   Deferred debits ...............................        310,956        333,620
   Unamortized debt expense and premium on
      reacquired debt ............................        162,291        164,368
   Regulatory asset - net ........................        241,194        246,763
   Recoverable project costs .....................        108,085        118,016
                                                      -----------    -----------
        Total other assets .......................      1,474,334      1,527,466
                                                      -----------    -----------
Total ............................................    $10,687,899    $10,753,616
                                                      ===========    ===========
                    See Notes to Financial Statements.

                     HOUSTON LIGHTING & POWER COMPANY
                              BALANCE SHEETS
                          (THOUSANDS OF DOLLARS)

                      CAPITALIZATION AND LIABILITIES

                                                       June 30,     December 31,
                                                         1994           1993

CAPITALIZATION:
   Common Stock Equity:
      Common stock, class A; no par value ........    $ 1,524,949    $ 1,524,949
      Common stock, class B; no par value ........        150,978        150,978
      Retained earnings ..........................      2,048,593      2,028,924
                                                      -----------    -----------
          Total common stock equity ..............      3,724,520      3,704,851
                                                      -----------    -----------
   Cumulative Preferred Stock:
      Not subject to mandatory redemption ........        351,345        351,354
      Subject to mandatory redemption ............        121,910        167,236
                                                      -----------    -----------
          Total cumulative preferred stock .......        473,255        518,590
                                                      -----------    -----------
   Long-Term Debt:
      First mortgage bonds .......................      3,020,122      3,019,843
      Pollution control revenue bonds ............        155,232        155,218
      Other ......................................         12,875         15,010
                                                      -----------    -----------
           Total long-term debt ..................      3,188,229      3,190,071
                                                      -----------    -----------
               Total capitalization ..............      7,386,004      7,413,512
                                                      -----------    -----------
CURRENT LIABILITIES:
   Notes payable .................................        113,500        171,100
   Accounts payable ..............................        157,401        190,583
   Accounts payable to affiliated companies ......         19,862          8,449
   Taxes accrued .................................        145,766        187,517
   Interest and dividends accrued ................         61,739         65,238
   Accrued liabilities to municipalities .........         22,311         22,589
   Customer deposits .............................         65,717         65,604
   Current portion of long-term debt and
      preferred stock ............................         51,514         44,725
   Other .........................................         66,035         63,607
                                                      -----------    -----------
          Total current liabilities ..............        703,845        819,412
                                                      -----------    -----------

DEFERRED CREDITS:
   Accumulated deferred federal income taxes .....      1,831,149      1,798,976
   Unamortized investment tax credit .............        421,301        430,996
   Other .........................................        345,600        290,720
                                                      -----------    -----------
              Total deferred credits .............      2,598,050      2,520,692
                                                      -----------    -----------

COMMITMENTS AND CONTINGENCIES

              Total ..............................    $10,687,899   $ 10,753,616
                                                      ===========   ============
                  See Notes to Financial Statements.

                                   HOUSTON LIGHTING & POWER COMPANY
                                       STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                        (THOUSANDS OF DOLLARS)

                                                           Six Months Ended
                                                               June 30,
                                                       -----------------------
                                                         1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................   $  200,840   $  155,273

   Adjustments to reconcile net income to net
        cash provided by operating activities:
      Depreciation and amortization ................      198,604      192,432
      Amortization of nuclear fuel .................        5,421        2,101
      Deferred income taxes ........................       36,588       26,352
      Investment tax credits .......................       (9,695)      (9,946)
      Allowance for other funds used during
         construction ..............................       (1,409)      (1,788)
      Fuel cost (refund) and over/(under) recovery
         - net .....................................       27,408      (45,799)
      Cumulative effect of change in accounting for
         postemployment benefits ...................        8,200
      Changes in other assets and liabilities:
         Accounts receivable - net .................        1,731      170,111
         Material and supplies .....................        2,915        1,091
         Fuel stock ................................       (2,337)       3,550
         Accounts payable ..........................      (21,769)         801
         Interest and taxes accrued ................      (45,250)     (46,248)
         Other current liabilities .................        3,547         (209)
         Other - net ...............................       58,217       40,399
                                                       ----------   ----------
   Net cash provided by operating activities .......      463,011      488,120
                                                       ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction and nuclear fuel expenditures
      (including allowance for borrowed funds
      used during construction) ....................     (191,637)    (132,429)
   Other - net .....................................       (6,355)      (5,661)
                                                       ----------   ----------
      Net cash used in investing activities ........     (197,992)    (138,090)
                                                       ----------   ----------

                                (Continued)

                     HOUSTON LIGHTING & POWER COMPANY
                         STATEMENTS OF CASH FLOWS

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                          (THOUSANDS OF DOLLARS)

                                (CONTINUED)

                                                           Six Months Ended
                                                                June 30,
                                                         -----------------------
                                                           1994         1993
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from first mortgage bonds ................               $ 545,243
   Payment of matured bonds ..........................   $ (19,500)   (136,000)
   Payment of dividends ..............................    (181,885)   (202,817)
   Decrease in notes payable .........................     (57,600)     (4,590)
   Decrease in notes payable to affiliated
      company ........................................                 (19,000)
   Redemption of preferred stock .....................     (20,000)    (40,000)
   Extinguishment of long-term debt ..................                (477,083)
   Other - net .......................................       1,981      (3,036)
                                                         ---------   ---------
      Net cash used in financing activities ..........    (277,004)   (337,283)
                                                         ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS .......................................     (11,985)     12,747

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....      12,413       4,254
                                                         ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........   $     428   $  17,001
                                                         =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash Payments:
      Interest (net of amounts capitalized) ..........   $ 131,634   $ 159,622
      Income taxes ...................................      57,913      31,002

                    See Notes to Financial Statements.

                     HOUSTON LIGHTING & POWER COMPANY
                      STATEMENTS OF RETAINED EARNINGS
                          (THOUSANDS OF DOLLARS)
                                    Three Months Ended            Six Months Ended
                                         June 30,                      June 30,
                               ---------------------------   ---------------------------
                                     1994          1993           1994           1993
Balance at Beginning of
    Period .................   $  1,990,614   $  1,851,136   $  2,028,924   $  1,922,558

Net Income for the Period ..        150,881        114,554        200,840        155,273

Redemption of Preferred
    Stock ..................                          (402)                         (402)
                               ------------   ------------   ------------   ------------
    Total ..................      2,141,495      1,965,288      2,229,764      2,077,429
                               ------------   ------------   ------------   ------------

Deductions - Cash Dividends:

    Preferred ..............          8,403          8,789         16,676         17,934

    Common .................         84,499         79,995        164,495        182,991
                               ------------   ------------   ------------   ------------
        Total ..............         92,902         88,784        181,171        200,925
                               ------------   ------------   ------------   ------------
Balance at End of Period ...   $  2,048,593   $  1,876,504   $  2,048,593   $  1,876,504
                               ============   ============   ============   ============

                    See Notes to Financial Statements.

             HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    AND

                     HOUSTON LIGHTING & POWER COMPANY

                       NOTES TO FINANCIAL STATEMENTS


 (1)       REGULATORY PROCEEDINGS AND LITIGATION REFERENCE

           The information presented in the following Notes in this Form 10-Q should be read in conjunction with the Houston Industries Incorporated (Company) Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7629), filed in combined form with the Houston Lighting & Power Company (HL&P) Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-3187) (collectively, the 1993 Combined Form 10-K), including the Notes to the Company's Consolidated and HL&P's Financial Statements included in Item 8 thereof. Notes 9, 10 and 11 to the Company's Consolidated and HL&P's Financial Statements in the 1993 Combined Form 10-K, as updated by the description of developments in the regulatory and litigation matters contained in Notes 8, 9 and 10 of the Notes to the Company's Consolidated and HL&P's Financial Statements included in this Report, are incorporated herein by reference as they relate to the Company and HL&P, respectively.

 (2)       COMMON STOCK

           COMPANY. At June 30, 1994, and December 31, 1993, the Company had authorized 400,000,000 shares of common stock, of which 130,708,985 and 130,658,755 shares, respectively, were outstanding. For a discussion of additional shares issued by the Company in July 1994, see Note 12 of the Notes to the Company's Consolidated and HL&P's Financial Statements in this Report.

           HL&P. All issued and outstanding Class A voting common stock of HL&P is held by the Company and all issued and outstanding Class B non-voting common stock of HL&P is held by Houston Industries (Delaware) Incorporated (Houston Industries Delaware), a wholly-owned subsidiary of the Company.

 (3)       HL&P PREFERRED STOCK

           At June 30, 1994, and December 31, 1993, HL&P had 10,000,000
           shares of preferred stock authorized, of which 5,232,397 and 5,432,397 shares, respectively, were outstanding.

           In June 1994, HL&P redeemed, at $100 per share, 200,000 shares of its $8.50 cumulative preferred stock in satisfaction of mandatory sinking fund requirements.

 (4)       EARNINGS PER COMMON SHARE

           COMPANY. Earnings per common share for the Company is computed by dividing net income by the weighted average number of shares outstanding during the respective period.

                                  -16-
           HL&P. Earnings per share data for HL&P is not computed since all of its common stock is held by the Company and Houston
           Industries Delaware.

 (5)       LONG-TERM DEBT

           COMPANY. In March 1994, KBL Cable, Inc. made a scheduled repayment of $10.4 million principal amount of its senior notes and senior subordinated notes.

           HL&P. In January 1994, HL&P repaid at maturity $19.5 million principal amount of Series A collateralized medium-term notes.

 (6)       POSTEMPLOYMENT BENEFITS FOR THE COMPANY AND HL&P

           The Company and HL&P adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employer's Accounting for Postemployment Benefits", effective January 1, 1994. SFAS No. 112 requires the recognition of a liability for benefits, not previously accounted for on the accrual basis, provided to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement. In the Company's and HL&P's case, this liability is principally health care and life insurance benefits for participants in the long-term disability plan. As required by SFAS No. 112, the Company and HL&P expensed the transition obligation (liability from prior years) upon adoption, and recorded a one-time, after-tax charge to income of $8.2 million in the first quarter of 1994. Ongoing 1994 charges to income are expected to be immaterial.

 (7)       ENVIRONMENTAL AND CABLE REGULATIONS

   (A) ENVIRONMENTAL REGULATIONS. For information regarding the impact of environmental regulations on the Company and its subsidiaries, see the fifth paragraph of Note 8(a) to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K, which paragraph is incorporated herein by reference.

   (B) IMPACT OF THE CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992 ON KBLCOM INCORPORATED (KBLCOM). In March 1994, the Federal Communications Commission (FCC) issued its revised benchmark rules (Rate Rule II) as well as its interim cost-of-service rule (Interim COS Rule). Each of these rules became effective on May 15, 1994. Rate Rule II revises the "benchmark formulas" established by the FCC in May 1993. Under Rate Rule II (which will be applied prospectively), cable operators must reduce their existing rates to the higher of (i) the rates calculated using the revised benchmark formulas (Revised Benchmarks) or (ii) a level 17% below such cable operators' rates as of September 30, 1992, adjusted for inflation. Cable operators which cannot or do not wish to comply with the Revised Benchmarks may choose to justify their existing rates under the Interim COS Rule. The Interim COS Rule establishes a cost-of-service rate system similar to that used in the telephone industry. KBLCOM expects that it will incur increased administrative burdens under these new rules, and that the Revised Benchmarks will impose some additional reductions in KBLCOM's rates for regulated services. The extent of the anticipated decline in revenues cannot be determined at this time, but will have an adverse impact on KBLCOM's financial position and results of operations.

                                   -17-
  (8)      JOINTLY-OWNED NUCLEAR PLANT

   (A) HL&P INVESTMENT. HL&P is project manager and one of four co-owners in the South Texas Project Electric Generating Station (South
           Texas Project), which consists of two 1,250 megawatt nuclear generating units. Each co-owner funds its own share of capital and operating costs associated with the plant, with HL&P's interest in the project being 30.8%. HL&P's share of the operation and maintenance expenses is included in electric operation and maintenance expenses on the Company's Statements of Consolidated Income and in the corresponding operating expense amounts on HL&P's Statements of Income. As of June 30, 1994, HL&P's investments (net of accumulated depreciation and amortization) in the South Texas Project and in nuclear fuel, including Allowance for Funds Used During Construction, were
           $2.1 billion and $114.1 million, respectively.

   (B) CITY OF AUSTIN LITIGATION. In February 1994, the City of Austin (Austin), one of the other owners of the South Texas Project, filed suit against HL&P. That suit remains pending in the 152nd District Court for Harris County, Texas. Austin alleges that the outages at the South Texas Project were due to HL&P's failure to perform obligations it owed to Austin under the Participation Agreement among the four co-owners of the South Texas Project (Participation Agreement). Austin also asserts that HL&P breached certain undertakings voluntarily assumed by HL&P under the terms and conditions of the Operating Licenses and Technical Specifications relating to the South Texas Project. Austin claims that such failures have caused Austin damages of at least $125 million due to the incurrence of increased operating and maintenance costs, the cost of replacement power and lost profits on wholesale transactions that did not occur.

           As it did in litigation filed against HL&P in 1983, Austin asserts that HL&P breached obligations HL&P owed under the Participation Agreement to Austin, and Austin seeks a declaration that HL&P had a duty to exercise reasonable care in the operation and maintenance of the South Texas Project. In that earlier litigation (which was won by HL&P at trial, affirmed on appeal and became final in 1993), however, the courts concluded that the Participation Agreement did not impose on HL&P a duty to exercise reasonable skill and care as project manager. In April 1994, HL&P filed a motion for partial summary judgment on the grounds that Austin's negligence claims are barred by RES JUDICATA and collateral estoppel. Following a hearing in June 1994, HL&P's motion for summary judgment was denied. Trial has been set for October 1995.

           Austin also asserts in the pending suit that certain terms of a settlement reached in 1992 among HL&P and Central and South West Corporation (CSW) and its subsidiary, Central Power and Light Company (CPL), another co-owner of the South Texas Project, are invalid and void. The Participation Agreement permits arbitration of certain disputes among the owners, and the challenged settlement terms provide that in any future arbitration, HL&P and CPL would each appoint an arbitrator acceptable to the other. Austin asserts that, as a result of this agreement, the arbitration provisions of the Participation Agreement are void and Austin should not be required to participate in or be bound by arbitration proceedings. HL&P, however, considers that Austin's claims on this issue have largely been rendered moot in this case as a result of HL&P's election not to demand arbitration of Austin's current claims as permitted by the Participation Agreement, but to proceed to trial in the Harris County district court.

                                   -18-
           In May 1994, the City of San Antonio (San Antonio) intervened in the litigation filed by Austin against HL&P and asserted claims similar to those asserted by Austin, though San Antonio has not identified the amount of damages it seeks from HL&P. In its petition, San Antonio has also adopted arguments similar to those of Austin regarding the effect of HL&P's settlement with CPL on the arbitration provisions of the Participation Agreement. HL&P opposes San Antonio's intervention on the grounds that San Antonio has already elected to arbitrate its claims against HL&P regarding HL&P's management of the South Texas Project in the arbitration proceeding currently pending among HL&P, San Antonio, Austin and CPL, and to that end, HL&P has asserted its own demand for arbitration of San Antonio's 1993-94 outage claims pursuant to the terms of the Participation Agreement (see
           Note 8(c) of the Notes to the Company's Consolidated and HL&P's Financial Statements in this Report). The Harris County district court has scheduled a hearing on HL&P's opposition to San Antonio's intervention for September 1994.

           HL&P and the Company do not believe there is merit to either Austin's or San Antonio's claims, and they intend to defend vigorously against them. However, there can be no assurance as to the ultimate outcome of these matters.

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

   (C) ARBITRATION WITH CO-OWNERS. For a discussion of the arbitration requested by San Antonio for its claim under the Participation Agreement, see Note 8(b) of the Notes to the Company's Consolidated and HL&P's Financial Statements in this Report and
           Note 9(c) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K.

           The four arbitrators appointed by the owners to consider San Antonio's claims against HL&P in this arbitration have met and are currently considering the appointment of a fifth arbitrator which they are to select under the terms of the arbitration provisions in the Participation Agreement.

   (D) NUCLEAR INSURANCE. HL&P and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverages as required by law and periodically review available limits and coverage for additional protection. The owners of the South Texas Project currently maintain $500 million in primary property damage insurance from American Nuclear Insurers (ANI). Additionally, the owners of the South Texas Project maintain the maximum amounts of excess property insurance available through the insurance industry, $2.25 billion. This excess property insurance coverage consists of $850 million of excess insurance from ANI and $1.4 billion of excess property insurance coverage through participation in the Nuclear Electric Insurance Limited (NEIL) II program. Under NEIL II, HL&P and the other owners of the South Texas Project are subject to a maximum assessment, in the aggregate, of approximately $15.9 million in any one policy year. The application of the proceeds of such property insurance is subject to the priorities established by the United States

                                   -19-
           Nuclear Regulatory Commission (NRC) regulations relating to the safety of licensed reactors and decontamination operations.

           Pursuant to the Price Anderson Act, the maximum liability to the public for owners of nuclear power plants, such as the South Texas Project, was decreased from $9.3 billion to $9.2 billion effective June 3, 1994. Owners are required under the Act to insure their liability for nuclear incidents and protective evacuations by maintaining the maximum amount of financial protection available from private sources and by maintaining secondary financial protection through an industry retrospective rating plan. The assessment of deferred premiums provided by the plan is $75.5 million per reactor subject to indexing for inflation, a possible 5% surcharge (but no more than $10 million per reactor per incident in any one year) and a 3% state premium tax. HL&P and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan.

           There can be no assurance that all potential losses or liabilities will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance could have a material adverse effect on HL&P's and the Company's financial condition.

   (E) NUCLEAR DECOMMISSIONING. HL&P and the other co-owners of the South Texas Project are required by the NRC to meet minimum decommissioning funding requirements to pay the costs of decommissioning the South Texas Project. Pursuant to the terms of the order of the Public Utility Commission of Texas (Utility Commission) in Docket No. 9850, HL&P is currently funding decommissioning costs with an independent trustee at an annual amount of $6 million. This funding level was estimated to provide approximately $146 million in 1989 dollars at the time of scheduled decommissioning. In May 1994, an outside consultant estimated HL&P's portion of decommissioning costs to be approximately $318 million in 1994 dollars with a corresponding funding level of $16 million per year. The consultant's calculation of decommissioning costs for financial planning purposes used the DECON methodology (prompt removal/dismantling), one of three alternatives acceptable to the NRC, and assumed deactivation of Unit No. 1 and Unit No. 2 upon expiration of their 40 year operating licenses. HL&P is currently in a rate proceeding, see
           Note 9(e) of the Notes to the Company's Consolidated and HL&P's Financial Statements in this Report. Until the issuance of an order in the pending rate proceeding, the exact funding level in excess of the minimum NRC requirements cannot be determined.
           While the current funding levels exceed minimum NRC requirements, no assurance can be given that (i) the amount held in the trust will be adequate to cover the actual decommissioning costs of the South Texas Project or (ii) the assumptions used in estimating decommissioning costs will ultimately prove to be correct.

   (F) NRC INSPECTIONS AND OPERATIONS. Both generating units at the South Texas Project were out of service from February 1993 to February 1994, when Unit No. 1 was returned to service. Unit No. 2 was returned to service in May 1994. HL&P removed the units from service in February 1993 when a problem was encountered with certain of the units' auxiliary feedwater pumps. At that time HL&P concluded, and the NRC confirmed, that the units should not resume operation until HL&P had determined the root cause of the failure, had briefed the NRC, and had taken corrective action.

                                     -20-
           The South Texas Project is currently listed on the NRC's "watch list" of plants with "weaknesses that warrant increased NRC attention." The decision to place the South Texas Project on the "watch list" followed the June 1993 issuance of a report by a Diagnostic Evaluation Team (DET) which conducted a review of the South Texas Project and identified a number of areas requiring improvement at the South Texas Project. Plants in this category are authorized to operate but are subject to close monitoring by the NRC. The NRC reviews the status of plants on the list semi-annually with the last review conducted in June 1994 and the next review planned in January 1995.

           Other proceedings concerning the South Texas Project also remain pending. As previously reported, certain former employees and an employee of a contractor have asserted claims that their employment was terminated or disrupted in retaliation for their having made safety related complaints to the NRC. In 1993, it was reported that the NRC had referred these claims to the Department of Justice. HL&P understands that these matters are no longer under consideration by the Department of Justice. However, civil proceedings by the complaining personnel and administrative proceedings by the Department of Labor remain pending against HL&P, and the NRC could take enforcement action against HL&P and/or individual employees with respect to these matters. Also, a subcommittee of the U.S. House of Representatives (Subcommittee) has notified HL&P that it is conducting an inquiry related to the South Texas Project, and HL&P has begun to provide documents and other assistance to that Subcommittee's Staff in connection with that inquiry. Although the precise focus and timing of the inquiry has not been identified by the Subcommittee, it is anticipated that the Subcommittee will inquire into matters related to HL&P's handling of "whistleblower" complaints and to issues related to the NRC's DET review of the South Texas Project. In connection with that inquiry, HL&P has been advised that the
           U. S. General Accounting Office (GAO) has begun a review of the NRC's inspection process as it relates to the South Texas Project and other plants, and HL&P is cooperating with the GAO in its investigation and with the NRC in a similar review it has initiated.

           For additional information regarding the foregoing matters, including the DET's report on weaknesses at the South Texas Project, increases in fuel and non-fuel expenditures relating to the outage, the possible impact of the outage on the results of HL&P's pending rate proceeding under Section 42 of the Texas Public Utility Regulatory Act of 1975, as amended (PURA), involving the Company's rates, and various civil and administrative proceedings relating to the South Texas Project, see Notes 9(f) and 10(g) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K. Also, see Notes 9(e) and 9(f) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in this Report.

   (G) LOW-LEVEL RADIOACTIVE WASTE. In response to the federal Low-Level Radioactive Waste Policy Act of 1980 which assigns responsibility for low-level waste disposal to the states, Texas has created the Texas Low-Level Radioactive Waste Disposal Authority (Waste Disposal Authority) to build and operate a low-level waste disposal facility. HL&P's portion of the State of Texas assessment for the development work on this facility was approximately $0.7 million in 1994 and will be approximately $1.3 million for 1995. Nuclear facilities in Texas formerly had access to the low-level waste disposal facility at Barnwell, South Carolina which was closed in June 1994 to generators

                                  -21-

           of radioactive waste located in states which are not members of the Southeast compact.

           HL&P has constructed a temporary low-level radioactive waste storage facility at the South Texas Project which will be utilized for interim storage of low-level radioactive waste prior to the opening of the Texas Low-Level Radioactive Waste Site. The Waste Disposal Authority currently estimates that the Texas site could begin receiving waste in mid-1997.

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

           Judicial review is pending on the final orders of the Utility Commission in (a) through (d) described below.

   (A) DOCKET NO. 8425. For information concerning HL&P's application for a rate increase in Docket No. 8425 (1988 rate case) and the status of appeals relating thereto, see Note 10(b) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K. For information on the decision of the Supreme Court of Texas regarding deferred accounting with respect to Docket Nos. 8230 and 9010, see Note
           9(d) of the Notes to the Company's Consolidated and HL&P's Financial Statements in this Report.

   (B) DOCKET NO. 9850. For a discussion of HL&P's 1991 rate case (Docket No. 9850), the settlement agreement approved by the Utility Commission, and the status of appeals relating thereto, see Note 10(c) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K.

           In August 1992, a district court in Travis County affirmed the Utility Commission's final order in HL&P's 1991 rate case (Docket No. 9850). That decision was appealed by certain parties to the Austin Court of Appeals, raising issues concerning the Utility Commission's approval
                                         -22-

           of a non-unanimous settlement in that docket, the Utility Commission's calculation of federal income tax expense and the allowance of deferred accounting reflected in the settlement. In August 1993, the Austin Court of Appeals affirmed the ruling by the Travis County District Court on the procedural ground that the appellant had not timely filed a statement of facts.

           On review of that decision in June 1994, the Supreme Court of Texas reversed the decision of the Austin Court of Appeals insofar as it refused to consider all assertions of error by the appellant. The Supreme Court held that, even in the absence of a timely filed statement of facts, the Court of Appeals could take judicial notice of the Utility Commission's published order and consider errors of law that may be evident from the face of the order, and do not require reference to the administrative record. Accordingly, it remanded the case for limited reconsideration by the Court of Appeals. For a discussion of certain other judicial decisions which may affect the Utility Commission's calculation of federal income tax expense in Docket No. 9850, see Note 10(b) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K.

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

   (D) DOCKET NOS. 8230 AND 9010. For a description of the Utility Commission's authorization of deferred accounting for the South Texas Project (Docket Nos. 8230 and 9010) and appeals thereof, see Note 10(e) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K.

           In June 1994, the Supreme Court of Texas decided the appeal of Docket Nos. 8230 and 9010, as well as all other pending deferred accounting cases, upholding deferred accounting treatment for both carrying costs and operation and maintenance expenses as within the Utility Commission's statutory authority and reversed the Austin Court of Appeals decision to the extent that the Austin Court of Appeals had rejected deferred accounting treatment for carrying charges. Because the lower appellate court had upheld deferred accounting only as to operating and maintenance expenses, the Supreme Court remanded Docket Nos. 8230 and 9010 to the Austin Court of Appeals to consider the points of error challenging the grant of deferred accounting for carrying costs which it had not reached in its earlier consideration of the case. The Supreme Court opinion did state, however, that when deferred costs are considered for addition to the utility's rate base in an ensuing rate case, the Utility Commission must then determine to what extent inclusion of the deferred costs is necessary to preserve the utility's financial integrity.

           A motion for rehearing of the Supreme Court of Texas's decision has been filed. The decision will not be final until this motion is decided.
                                   -23-
   (E)     DOCKET NO. 12065.  In February 1994, an administrative law judge
           (ALJ) of the Utility Commission ruled that a proceeding should be conducted pursuant to Section 42 of PURA in order to inquire into HL&P's existing rates. That order subsequently was affirmed by the Utility Commission, and in July 1994, HL&P filed data in support of its existing rates, as required by the ALJ. In that material, HL&P asserts that its existing rates continue to be just and reasonable and should not be reduced by the Utility Commission. HL&P further asserts that it would be able to demonstrate an entitlement of an increase in rates if it were to file for a rate increase. No such increase is currently being sought. In addition, HL&P will file a request in connection with Docket No. 12065 for reconciliation of fuel related expenses incurred during the period from April 1, 1990 through July 31, 1994, a period which includes the 1993-94 outages at the South Texas Project units. Also in connection with Docket No. 12065, the Utility Commission has determined to conduct an inquiry (Docket No. 13126) into the prudence of HL&P's operation of the South Texas Project, the results of which will be considered in determining whether additional fuel expense incurred during the 1993-94 outage at the South Texas Project should be deemed by the Utility Commission to be unreasonable and whether there has been mismanagement of the South Texas Project by HL&P which should be taken into account in considering the appropriate rate of return in the Section 42 proceeding. In July 1994, the Utility Commission approved the hiring of a consultant to conduct a review of HL&P's prudence in the management of the South Texas Project in order to assist the Utility Commission Staff in preparing testimony for the prudence inquiry. Hearings regarding the matters to be considered in connection with Docket No. 12065 are expected to begin in late November 1994. No final decision by the Utility Commission on these matters is expected before the summer of 1995. Although HL&P and the Company believe that the Section 42 inquiry into HL&P's rates is unwarranted and that the South Texas Project has not been imprudently managed, there can be no assurance as to the outcome of this proceeding, and HL&P's rates could be reduced following a hearing. HL&P believes that any reduction in base rates as a result of a Section 42 inquiry would take effect prospectively.

           For additional information regarding Docket No. 12065, see Note 10(f) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K.

   (F) FUEL RECONCILIATION. At June 30, 1994, HL&P had recovered through the fuel factor included in its rates approximately $89 million (including interest) less than the amounts expended for fuel, a significant portion of which under recovery occurred in 1993 during the outage of the South Texas
           Project. Although over or under recoveries do not affect earnings until reconciled in a proceeding before the Utility Commission, any amounts disallowed as unreasonably incurred would not be recoverable from customers and charged against earnings. As discussed above, in August 1994, a fuel reconciliation will be filed in Docket No. 12065. For additional information regarding HL&P's recovery of fuel costs incurred in electric generation (including possible assertions in Docket No. 12065 that a portion of such costs should be disallowed as unreasonable), see Note 10(g) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K. Also, see
           Note 9(e) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in this Report.

                                   -24-
  (10)     DEFERRED PLANT COSTS

           The Utility Commission authorized deferred accounting with respect to the South Texas Project (Docket Nos. 8230 and 9010 for Unit
           No. 1 and Docket No. 8425 for Unit No. 2).

           In May 1991, HL&P implemented under bond, in Docket No. 9850, a $313 million base rate increase. At that time, HL&P ceased all cost deferrals related to the South Texas Project and began the recovery of such amounts. These deferrals are being amortized on a straight-line basis as allowed by the final order in Docket No. 9850. The amortization of these deferrals totaled $6.4 million and $12.9 million for the three months and six months ended June 30, 1994, respectively, and is recorded on the Company's Statements of Consolidated Income and HL&P's Statements of Income in depreciation and amortization expense.

           The following table shows the original balance of the deferrals and the unamortized balance at June 30, 1994.

                                                            Balance at
                                              Original       June 30,
                                              Balance          1994
                                              ---------    -----------
                                              (Thousands of Dollars)
           Deferred Accounting: (a)

           Deferred Expenses ................    $250,151    $230,139
           Deferred Carrying Costs
                on Plant Investment .........     399,972     367,975
                                                 --------    --------
           Total ............................     650,123     598,114

           Qualified Phase-In Plan: (b) .....      82,254      53,694
                                                 --------    --------
           Total Deferred Plant Costs .......    $732,377    $651,808
                                                 ========    ========
           ------------

           (a) Amortized over the estimated depreciable life of the South Texas Project.

           (b) Amortized over nine years beginning in May 1991.

           As of June 30, 1994, HL&P has recorded deferred income taxes of $198.2 million with respect to deferred accounting and $13.4 million with respect to the deferrals associated with the qualified phase-in plan.

           The accounting for deferred plant costs is described in greater detail in Note 9(d) of the Notes to the Company's Consolidated and HL&P's Financial Statements in this Report and Note 11 of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K.

(11)       MALAKOFF ELECTRIC GENERATING STATION

           As previously disclosed, HL&P ceased all development work on the Malakoff Electric Generating Station (Malakoff) in 1987. HL&P is no longer considering construction of the power generating units due to the availability of other cost effective options. Previously, the Utility Commission has addressed portions of HL&P's investment in Malakoff and has accorded various rate treatments for those costs,

                                    -25-
           including amortization of portions of those costs. For a further discussion of the accounting treatment of costs related to Malakoff and the Utility Commission's previous treatment of those costs, see Note 12 of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K, which note is incorporated herein by reference.

           In its recent filing in Docket No. 12065 described in Note 9(e) of the Notes to the Company's Consolidated and HL&P's Financial Statements in this Report, HL&P provided for amortization of its entire remaining investment in Malakoff, including $78.2 million attributable to the portion of the engineering design costs for which amortization had not previously been authorized and $147.6 million attributable to related lignite reserves which had not previously been addressed by the Utility Commission. If appropriate rate treatment of these amounts is not ultimately received, HL&P could be required to write off any unrecoverable portions of its Malakoff investment.

(12)       SUBSEQUENT EVENTS

           COMPANY. In July 1994, KBLCOM acquired the stock of three cable companies serving approximately 48,000 customers in the Minneapolis area in exchange for 587,646 shares of common stock of the Company. The total purchase price of approximately $80 million included the assumption of approximately $60 million in liabilities.

           HL&P. In July 1994, HL&P contributed as equity its rights to receive certain railroad settlement payments to HL&P Receivables, Inc. (HLPR), a wholly-owned subsidiary of HL&P. HLPR transferred the receivables to a trust. A bank purchased certificates evidencing a senior interest in the trust and HLPR holds a certificate evidencing a subordinate interest in the trust. HL&P received as a dividend on its equity investment in HLPR approximately $66.1 million, an amount equal to HLPR's proceeds from the sale. Consistent with the manner in which HL&P recorded receipts of the settlement payments, HL&P has recorded the transaction as a $66.1 million reduction to reconcilable fuel expense in July 1994.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           COMPANY. Selected financial data for Houston Industries Incorporated (Company) is set forth below:

                                         Three Months Ended
                                              June 30,
                                       -----------------------
                                                                Percent
                                          1994          1993     Change
                                        (Thousands of Dollars)

           Revenues ................   $1,066,660   $1,067,753    --
           Operating Expenses ......      765,863      820,067    (7)
           Operating Income ........      300,797      247,686    21
           Other Income ............       11,950       11,775     1
           Interest and Other
             Charges ...............      100,654      108,671    (7)
           Income Taxes ............       78,265       50,581    55
           Net Income ..............      133,828      100,209    34


                                          Six Months Ended
                                              June 30,
                                       ---------------------
                                                              Percent
                                          1994         1993    Change
                                       (Thousands of Dollars)

           Revenues ................   $1,948,761   $1,933,712     1
           Operating Expenses ......    1,497,291    1,558,045    (4)
           Operating Income ........      451,470      375,667    20
           Other Income ............       21,265       29,577   (28)
           Interest and Other
             Charges ...............      199,978      217,937    (8)
           Income Taxes ............      100,554       60,043    67
           Net Income ..............      164,003      127,264    29


        The Company had consolidated earnings per share of $1.02 for the second quarter of 1994, compared to consolidated earnings per share of $.77 for the second quarter of 1993. Consolidated earnings per share for the six months ended June 30, 1994 was $1.25, compared to $.98 per share for the same period in 1993.

Electric Utility Operations:

        HL&P. GENERAL. Selected financial data for Houston Lighting & Power Company (HL&P) is set forth below:

                                          Three Months Ended
                                              June 30,
                                       ----------------------
                                                                Percent
                                          1994          1993    Change
                                        (Thousands of Dollars)

           Revenues ................   $1,004,906   $1,005,149    --
           Operating Expenses ......      788,064      816,083    (3)
           Operating Income ........      216,842      189,066    15
           Interest Charges ........       63,281       74,049   (15)
           Income After Preferred
             Dividends .............      142,478      105,765    35


                                          Six Months Ended
                                              June 30,
                                       -----------------------
                                                                Percent
                                          1994          1993     Change
                                        (Thousands of Dollars)

           Revenues ................   $1,826,487   $1,810,834     1
           Operating Expenses ......    1,486,766    1,508,608    (1)
           Operating Income ........      339,721      302,226    12
           Interest Charges ........      126,331      147,565   (14)
           Income After Preferred
              Dividends ............      184,164      137,339    34


        The increase in HL&P's earnings for the second quarter and first six months of 1994 resulted primarily from increased energy sales due primarily to improved economic activities in the service area and unusually mild weather in 1993, and reduced interest expense resulting from refinancing activities.

        OPERATING REVENUES AND SALES. Electric operating revenues were relatively unchanged for the second quarter, while they increased $15.7 million for the first six months of 1994, compared to the same periods in 1993. The increase in the first six months of 1994 was primarily due to increased residential and commercial kilowatt-hour (KWH) sales. Residential KWH sales for the second quarter and first six months of 1994 increased 11% and 8%, respectively, compared to the same periods in 1993, while commercial KWH sales increased 8% and 6%, respectively, for the same periods. Base revenues for the second quarter and first six months of 1994 increased $51.3 million and $80.2 million, respectively, compared to the same periods in 1993. These increases were due mainly to the unusually mild weather experienced in the first six months of 1993, and a 1.7% increase in the number of customers for the second quarter and first six months of 1994 compared to 1993.

        FUEL AND PURCHASED POWER EXPENSES. Fuel expenses decreased $27.1 million and $8.5 million for the second quarter and first six months of 1994, respectively, compared to the same periods of the previous year. These decreases were primarily due to decreases in the unit cost of gas and the resumption of the use of nuclear fuel coinciding with the start up of Unit Nos. 1 and 2 of the South Texas Project Electric Generating Station

                                   -28-
(South Texas Project). For additional information regarding the South Texas Project, see Notes 8(f), 9(e) and 9(f) of the Notes to the Company's Consolidated and HL&P's Financial Statements in Item 1 of this Report. Purchased power expense decreased $25.3 million for the second quarter and $56.5 million for the first six months of 1994 due to the expiration of a purchase power contract. The average cost of fuel for the second quarter and first six months of 1994 was $1.63 per million British Thermal Units (MMBtu) and $1.71 per MMBtu, respectively, compared to $1.93 per MMBtu and $1.86 per MMBtu for the same periods in 1993. The combined costs of fuel used by HL&P and the fuel portion of purchased power was 1.76 cents per KWH for the second quarter and 1.83 cents per KWH for the first six months of 1994. These costs decreased from 2.06 cents per KWH and 2.00 cents per KWH for the comparable periods in 1993.

        OPERATION AND MAINTENANCE, DEPRECIATION AND AMORTIZATION, AND INTEREST EXPENSES. Electric operation and maintenance expense for the second quarter and first six months of 1994 decreased $8.8 million and $10.2 million, respectively, compared to the same periods in 1993. Depreciation and amortization expense for the second quarter and first six months of 1994 increased $3.5 million and $6.2 million, respectively, compared to the same periods in 1993, primarily due to an increase in depreciable property and the amortization, beginning in January 1994, of Demand Side Management expenditures. Interest expense for the second quarter and first six months of 1994 decreased $11.8 million and $21.3 million, respectively, compared to the same periods in 1993, primarily due to refinancing activities.

        RATE PROCEEDINGS. In February 1994, an administrative law judge
(ALJ) of the Public Utility Commission of Texas (Utility Commission) ruled that a proceeding should be conducted pursuant to Section 42 of the Texas Public Utility Regulatory Act of 1975, as amended (PURA), in order to inquire into HL&P's existing rates. That order subsequently was affirmed by the Utility Commission, and in July 1994, HL&P filed data in support of its existing rates, as required by the ALJ. In that material, HL&P asserts that its existing rates continue to be just and reasonable and should not be reduced by the Utility Commission. HL&P further asserts that it would be able to demonstrate an entitlement of an increase in rates if it were to file for a rate increase. No such increase is currently being sought. In addition, HL&P will file a request in connection with Docket No. 12065 for reconciliation of fuel related expenses incurred during the period from April 1, 1990 through July 31, 1994, a period which includes the 1993-94 outages at the South Texas Project units (see Note 9(f) of the Notes to the Company's Consolidated and HL&P's Financial Statements in Item I of this Report). Also in connection with Docket No. 12065, the Utility Commission has determined to conduct an inquiry into the prudence of HL&P's operation of the South Texas Project, the results of which will be considered in determining whether additional fuel expense incurred during the 1993-94 outage at the South Texas Project should be deemed by the Utility Commission to be unreasonable and whether there has been mismanagement of the South Texas Project by HL&P which should be taken into account in considering the appropriate rate of return in the Section 42 proceeding. In July 1994, the Utility Commission approved the hiring of a consultant to conduct a review of HL&P's prudence in the management of the South Texas Project in order to assist the Utility Commission Staff in preparing testimony for the prudence inquiry. Hearings regarding the matters to be considered in connection with Docket No. 12065 are expected to begin in late November 1994. No final decision by the Utility Commission on these matters is expected before the summer of 1995. Although HL&P and the Company believe that the Section 42 inquiry into HL&P's rates is unwarranted and that the South Texas Project has not been imprudently managed, there can be no assurance as to the outcome of this proceeding,

                                   -29-
and HL&P's rates could be reduced following a hearing. HL&P believes that any reduction in base rates as a result of a Section 42 inquiry would take effect prospectively.

        UNITED STATES NUCLEAR REGULATORY COMMISSION (NRC) DIAGNOSTIC EVALUATION OF THE SOUTH TEXAS PROJECT. In June 1993, the NRC announced that the South Texas Project had been placed on its "watch list" of plants with "weaknesses that warrant increased NRC attention." For a discussion of the NRC diagnostic evaluation of the South Texas Project and related matters, see Note 8(f) of the Notes to the Company's Consolidated and HL&P's Financial Statements in Item 1 of this Report and Note 9(f) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7629), filed in combined form with the HL&P Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-3187) (collectively, the 1993 Combined Form 10-K).

Cable Television Operations:

        KBLCOM. KBLCOM Incorporated (KBLCOM), the Company's cable television subsidiary, experienced a loss, before long-term financing cost with parent, of $2.9 million in the second quarter of 1994 compared to a loss of $.1 million for the same period in 1993. For the six months ended June 30, 1994, KBLCOM experienced a loss of $6.1 million compared to $4.2 million for the same period in the prior year.

        KBLCOM's results of operations for the second quarter and first six months of 1994 declined due to lower revenues resulting from lower rates for basic service mandated by the Cable Television Consumer Protection and Competition Act of 1992 (1992 Cable Act). KBLCOM's results of operations also declined due to higher operating expenses and higher depreciation and amortization costs.

        REVENUES AND EXPENSES. Revenues for the second quarter and first six months of 1994 decreased 1.4% and .5%, respectively, compared to the same periods in 1993. Operating expenses for the second quarter and first six months of 1994 increased 5.3% and 5.9%, respectively, compared to the same periods in 1993. Operating margins (revenue less operating expenses exclusive of depreciation and amortization) decreased from 41% to 37% for the second quarter of 1993 and 1994, respectively, and from 40% to 36% for the six months ended June 30, 1993 and 1994, respectively. Depreciation and amortization expense for the quarter and six months ended June 30, 1994 increased $1.1 million or 5.5% and $2.1 million or 5.4%, respectively, compared to the same periods in 1993. KBLCOM's equity interest in the pre-tax earnings of its jointly-owned cable television partnership, Paragon Communications, for the second quarter of 1994 was $7.7 million, a decrease of $.5 million or 6.4%, while earnings for the six months ended June 30, 1994 were $15.6 million, an increase of $.4 million or 2.8% when compared to the same periods of the previous year.

        Basic service revenues for the second quarter and six months ended June 30, 1994 decreased $3 million or 7% and $4.9 million or 5.8%, respectively, compared to the same periods of the previous year due to the regulation (commencing in the third quarter of 1993) of basic service rates under the 1992 Cable Act. This decrease was partially offset by the addition of approximately 33,000 customers from the second quarter of 1993. At June 30, 1994 and 1993, KBLCOM operated systems serving approximately 621,000 and 588,000 basic subscribers, respectively.

                                   -30-
        Premium service revenues for the quarter and six months ended June 30, 1994 increased $.6 million or 6.3% and $1 million or 5%, respectively, compared to the same periods in the previous year due primarily to increased sales of premium products.

        Pay-per-view revenues for the quarter and six months ended June 30, 1994 decreased $.3 million or 10% and $.3 million or 4%, respectively, compared to the same periods of the previous year.

        Ancillary revenues including advertising and installation fees for the quarter and six months ended June 30, 1994 increased $1.8 million or 25% and $3.6 million or 26%, respectively, compared to the same periods of the previous year.

        1992 CABLE ACT. In October 1992, the 1992 Cable Act became law. The 1992 Cable Act significantly revised various provisions of the Cable Communications Policy Act of 1984. For a further discussion regarding the 1992 Cable Act, see "Business-Business of KBLCOM Regulation" in Item 1 of the 1993 Combined Form 10-K and Item 5 of Part II of the Combined Form 10-Q filed for the quarter ended March 31, 1994.

        In February 1994, the Federal Communications Commission (FCC) announced further changes in the rate regulations and announced its interim cost-of-service standards. In March 1994, the FCC issued its revised benchmark rules (Rate Rule II) as well as its interim cost-of-service rule (Interim COS Rule). Each of these rules became effective on May 15, 1994. Rate Rule II revises the "benchmark formulas" established by the FCC in May 1993. Under Rate Rule II (which will be applied prospectively), cable operators must reduce their existing rates to the higher of (i) the rates calculated using the revised benchmark formulas (Revised Benchmarks) or
(ii) a level 17% below such cable operators' rates as of September 30, 1992, adjusted for inflation. The FCC believes that the application of the Revised Benchmarks will result in a reduction of cable system rates to approximately 17% below September 1992 rate levels. Cable operators which cannot or do not wish to comply with the Revised Benchmarks may choose to justify their existing rates under the Interim COS Rule. The Interim COS Rule establishes a cost-of-service rate system similar to that used in the telephone industry.

        Rate Rule II and the Interim COS Rule are lengthy and complex. KBLCOM expects that it will incur increased administrative burdens under these new rules, as well as additional reductions in KBLCOM's rates for regulated services. The extent of the anticipated decline in revenues cannot be determined at this time, but will have an adverse impact on KBLCOM's financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company:

        GENERAL. The Company's cash requirements stem primarily from operating expenses, capital expenditures, payment of common stock dividends, payment of preferred stock dividends and interest and principal payments on debt. Net cash provided by operating activities totaled $424.1 million for the six months ended June 30, 1994.

        Net cash used in investing activities for the six months ended June 30, 1994, totaled $257.1 million, primarily due to electric capital expenditures of $191.6 million, cable television additions of $32.7 million and other construction expenditures of $12.3 million.

                                   -31-
        Financing activities for the six months of 1994 resulted in a net cash outflow of $173.8 million. The Company's primary financing activities reflect the incurrence of additional short-term borrowings offset by the redemption of preferred stock, the payment of dividends and the repayment of matured long-term debt. For further information with respect to these matters, reference is made to Notes 3 and 5 of the Notes to the Company's Consolidated and HL&P's Financial Statements in Item 1 of this Report.

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

        The Company's outstanding commercial paper at June 30, 1994 was approximately $536.3 million, which is supported by a $600 million bank credit facility.

        RATIOS OF EARNINGS TO FIXED CHARGES. The Company's ratios of earnings to fixed charges for the six and twelve months ended June 30, 1994 were 2.28 and 2.69, respectively. The Company believes that the ratio for the six-month period is not necessarily indicative of the ratio for a twelve-month period due to the seasonal nature of HL&P's business.

Electric Utility:

        HL&P. GENERAL. HL&P's cash requirements stem primarily from operating expenses, capital expenditures, payment of dividends and interest and principal payments on debt. HL&P's net cash provided by operating activities for the first six months of 1994 totaled $463.0 million.

        In January 1994, HL&P repaid at maturity $19.5 million principal amount of Series A collateralized medium-term notes.

        In June 1994, HL&P redeemed, at $100 per share, 200,000 shares of its $8.50 cumulative preferred stock in satisfaction of mandatory sinking fund requirements.

        In July 1994, HL&P contributed as equity its rights to receive certain railroad settlement payments to HL&P Receivables, Inc., a wholly-owned subsidiary of HL&P. For a further discussion, see Note 12 of the Notes to the Company's Consolidated and HL&P's Financial Statements in
Item 1 of this Report.

        Net cash used in HL&P's investing activities for the first six months of 1994 totaled $198.0 million. HL&P's construction and nuclear fuel expenditures (excluding Allowance for Funds Used During Construction) for the first six months of 1994 totaled $189.8 million out of the $478 million annual budget. HL&P expects to finance substantially all of its 1994 capital expenditures through funds generated internally from operations.

                                   -32-
        HL&P's financing activities for the first six months of 1994 resulted in a net cash outflow of approximately $277.0 million. Included in these activities were the payment of dividends, repayment of short-term borrowings, the redemption of preferred stock, and the repayment of matured long-term debt. For further information with respect to these matters, reference is made to Notes 3 and 5 of the Notes to the Company's Consolidated and HL&P's Financial Statements in Item 1 of this Report.

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

        HL&P's outstanding commercial paper at June 30, 1994 was approximately $113.5 million, which is supported by a $400 million bank credit facility.

        RATIOS OF EARNINGS TO FIXED CHARGES. HL&P's ratios of earnings to fixed charges for the six and twelve months ended June 30, 1994, were 3.37 and 3.94, respectively. HL&P's ratios of earnings to fixed charges and preferred dividends for the six and twelve months ended June 30, 1994, were
2.83 and 3.33, respectively. HL&P believes that the ratios for the six-month period are not necessarily indicative of the ratios for a twelve-month period due to the seasonal nature of HL&P's business.

Cable Television:

        KBLCOM. GENERAL. KBLCOM's cash requirements stem primarily from operating expenses, capital expenditures, and interest and principal payments on debt. KBLCOM's net cash provided by operating activities was $24.1 million for the six months ended June 30, 1994.

        Net cash used in KBLCOM's investing activities for the six months ended June 30, 1994 totaled $36.7 million, primarily due to cable television additions of $32.7 million. These amounts were financed principally through internally generated funds and intercompany borrowings.

        KBLCOM's financing activities for the six months ended June 30, 1994 resulted in a net cash inflow of $12.6 million. Included in these activities were the reduction of third party debt, and an increase in borrowings from the Company.

        The Company has engaged an investment banking firm to assist in finding a strategic partner or investor for KBLCOM in the telecommunications industry.

        In July 1994, KBLCOM acquired the stock of three cable companies serving approximately 48,000 customers in the Minneapolis area in exchange for 587,646 shares of common stock of the Company. The total purchase price of approximately $80 million included the assumption of approximately $60 million in liabilities.

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

                      PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

               For a description of legal proceedings affecting the Company and its subsidiaries, including HL&P, reference is made to the information set forth in Item 1 of Part II of the Combined Form 10-Q for the quarter ended March 31, 1994, and
          Item 3 of the 1993 Combined Form 10-K and Notes 9, 10 and 11 to the Company's Consolidated and HL&P's Financial Statements in Item 8 of the 1993 Combined Form 10-K, as updated by the description of developments in regulatory and litigation matters contained in Notes 8, 9 and 10 of the Notes to the Company's Consolidated and HL&P's Financial Statements included in Part I of this Form 10- Q, all of which are incorporated herein by reference.

               In April 1994, the state district judge of the 268th Judicial District Court, Fort Bend County, Texas, dismissed for lack of subject matter jurisdiction a suit (PACE AND SCOTT v. HL&P) in which it was alleged that HL&P was charging illegal rates. The claim was based on the argument that the Utility Commission had failed to allocate to ratepayers the alleged tax benefits accruing to the Company and HL&P by virtue of the fact that HL&P's federal income taxes are paid as part of a consolidated group. The time within which an appeal of the District Court's dismissal could be perfected has now expired. However, one of the two plaintiffs filed a second lawsuit (PACE, INDIVIDUALLY AND AS A REPRESENTATIVE FOR ALL OTHERS SIMILARLY SITUATED v. HL&P) alleging substantially the same causes of action in the 56th Judicial District Court of Galveston County, Texas in June 1994. Management believes that the suit is without merit.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

          THE COMPANY

               At the annual meeting of shareholders of the Company on May 4, 1994, the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter (including a separate tabulation with respect to each nominee for office) were as follows:

          Item 1. To elect five directors to hold office in accordance with the Amended and Restated Bylaws of the Company.

                CLASS I DIRECTORS - TERM EXPIRING 1997:

                                          AGAINST OR     BROKER
                             FOR           WITHHELD     NON-VOTE

Robert J. Cruikshank     112,719,184       1,733,472      0
Linnet F. Deily          112,732,302       1,720,354      0
Alexander F. Schilt      112,637,735       1,814,921      0
Jack T. Trotter          110,305,129       4,147,527      0

                CLASS II DIRECTOR - TERM EXPIRING 1995:


                                          AGAINST OR    BROKER
                              FOR          WITHHELD    NON-VOTE

Bertram Wolfe            110,794,934       3,657,722      0


          Item 2. To ratify the appointment of Deloitte & Touche as independent auditors for the Company for 1994.

                                                       BROKER
                FOR            AGAINST     ABSTAIN    NON-VOTE

            112,492,116       1,223,252    737,288        0

          HL&P

               The annual shareholder meeting of HL&P was held on May 4, 1994. Houston Industries Incorporated, the owner and holder of all of the outstanding Class A voting common stock of HL&P, by the duly authorized vote of its Chairman and Chief Executive Officer Don D. Jordan, elected the following Board of Directors for the ensuing year or until their successors shall have qualified:

          Milton Carroll, John T. Cater, Robert J. Cruikshank, Linnet F. Deily, Joseph M. Hendrie, Howard W. Horne, Don D. Jordan, Alexander F. Schilt, Kenneth L. Schnitzer, Sr., Don D. Sykora, Jack T. Trotter and Bertram Wolfe.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     HOUSTON INDUSTRIES INCORPORATED:

     Exhibit 10(a) - Agreement dated June 6, 1994 between the Company and
                     Don D. Jordan.

     Exhibit 10(b) - Agreement dated June 6, 1994 between the Company and Don D. Sykora.

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

     Exhibit 99(b) - Part I, Item 3 - Legal Proceedings included on pages 37 and 38 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1- 7629).

     Exhibit 99(c) - Part II, Item 1 - Legal Proceedings included on pages 31 and 32 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (File No. 1-7629).

     HOUSTON LIGHTING & POWER COMPANY:

     Exhibit 12 -    Computation of Ratios of Earnings to Fixed Charges
                     and Ratios of Earnings to Fixed Charges and Preferred Dividends.

     Exhibit 99(a) - Notes 8(a), 9, 10, 11 and 12 of the Notes to the
                     Financial Statements included on page 104 of HL&P's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-3187) (incorporated by reference to Exhibit 99(a) to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 1994 (File No. 1-7629).


     Exhibit 99(b) - Part I, Item 3 - Legal Proceedings included on pages 37 and 38 of HL&P's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1- 3187) (incorporated by reference to Exhibit 99(b) to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 1994 (File No. 1-7629).


     Exhibit 99(c) - Part II, Item 1 - Legal Proceedings included on pages 31 and 32 of HL&P's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (File No. 1- 3187) (incorporated by reference to Exhibit 99(c) to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 1994 (File No. 1-7629).

(b)  Reports on Form 8-K.

     None.
                                  -37-

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

Date:  August 12, 1994
                                  -38-

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

Date:  August 12, 1994