Form 10-Q
period 1994-09-30
HOUSTON INDUSTRIES INC; HOUSTON LIGHTING & POWER CO
filed 1994-11-14
CIK 202131, 48732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994.

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
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

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
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

       611 Walker Avenue
         Houston, Texas                                 77002
(Address of principal executive offices)             (Zip Code)

                              (713) 228-9211
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of October 31, 1994, Houston Industries Incorporated had 131,296,631 shares of common stock outstanding, including 7,895,308 shares not outstanding for financial statement purposes. See Note 2 to the financial statements in Item 1 of this Report. As of October 31, 1994, all 1,000 authorized and outstanding shares of Houston Lighting & Power Company's Class A voting common stock, without par value, were held by Houston Industries Incorporated and all 100 authorized and outstanding shares of Houston Lighting & Power Company's Class B non-voting common stock were held by Houston Industries (Delaware) Incorporated.

    HOUSTON INDUSTRIES INCORPORATED AND HOUSTON LIGHTING & POWER COMPANY
                       QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1994

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

                        TABLE OF CONTENTS
PART I    FINANCIAL INFORMATION                                PAGE NO.

          Item 1.   Financial Statements

          Houston Industries Incorporated and Subsidiaries

             Statements of Consolidated Income
             Three Months and Nine Months Ended
             September 30, 1994 and 1993 .......................     3

             Consolidated Balance Sheets
             September 30, 1994 and December 31, 1993 ..........     5

             Statements of Consolidated Cash Flows
             Nine Months Ended September 30, 1994 and 1993 .....     7


             Statements of Consolidated Retained Earnings
             Three Months and Nine Months Ended
             September 30, 1994 and 1993 .......................     9

             Notes to Consolidated Financial Statements ........    16

          Houston Lighting & Power Company

             Statements of Income
             Three Months and Nine Months Ended
             September 30, 1994 and 1993 .......................    10

             Balance Sheets
             September 30, 1994 and December 31, 1993 ..........    11

             Statements of Cash Flows
             Nine Months Ended September 30, 1994 and 1993 .....    13

             Statements of Retained Earnings
             Three Months and Nine Months Ended
             September 30, 1994 and 1993 .......................    15

             Notes to Financial Statements .....................    16

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations .................................    29

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings ..........................    37

          Item 6.   Exhibits and Reports on Form 8-K ...........    37

          Signatures............................................    39

                                    -2-

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)
                                           Three Months Ended      Nine Months Ended
                                              September 30,          September 30,
                                         ----------------------  ----------------------
                                            1994         1993       1994        1993
                                         ----------  ----------  ----------  ----------
REVENUES:
 Electric............................... $1,150,946  $1,355,339  $2,977,433  $3,166,173
 Cable television.......................     65,034      60,993     187,308     183,871
                                         ----------  ----------  ----------  ----------
    Total ..............................  1,215,980   1,416,332   3,164,741   3,350,044
                                         ----------  ----------  ----------  ----------
EXPENSES:
 Electric:
 Fuel...................................    211,235     345,580     663,937     806,746
 Purchased power........................    102,225     127,705     304,680     386,628
 Operation and maintenance..............    212,507     225,525     610,447     633,627
 Taxes other than income taxes..........     65,184      51,021     191,255     175,353
 Cable television operating expenses....     39,942      36,562     118,092     110,353
 Depreciation and amortization..........    120,849     116,079     360,822     347,810
                                         ----------  ----------  ----------  ----------
    Total ..............................    751,942     902,472   2,249,233   2,460,517
                                         ----------  ----------  ----------  ----------
OPERATING INCOME........................    464,038     513,860     915,508     889,527
                                         ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE):
 Allowance for other funds used
    during construction.................      1,170         981       2,579       2,769
 Interest income........................      1,174       8,355       1,591      25,093
 Equity in income of cable television
    partnerships........................      8,125       8,554      23,825      23,563
 Other - net............................     (8,425)     (5,741)    (21,758)     (9,699)
                                         ----------  ----------  ----------  ----------
    Total...............................      2,044      12,149       6,237      41,726
                                         ----------  ----------  ----------  ----------
INTEREST AND OTHER CHARGES:
 Interest on long-term debt.............     62,851      96,826     236,313     290,449
 Other interest.........................     28,950         871      40,607       9,165
 Allowance for borrowed funds used
    during construction.................     (1,616)     (1,062)     (3,433)     (2,976)
 Preferred dividends of subsidiary......      8,305       8,238      24,981      26,172
                                         ----------  ----------  ----------  ----------
    Total...............................     98,490     104,873     298,468     322,810
                                         ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING FOR
 POSTEMPLOYMENT BENEFITS................    367,592     421,136     623,277     608,443

INCOME TAXES............................    131,624     160,727     226,486     220,770
                                         ----------  ----------  ----------  ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING FOR POSTEMPLOYMENT
 BENEFITS...............................    235,968     260,409     396,791     387,673

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 FOR POSTEMPLOYMENT BENEFITS (NET OF
 INCOME TAXES OF $4,415)................                             (8,200)
                                         ----------  ----------  ----------  ----------
NET INCOME.............................. $  235,968  $  260,409  $  388,591  $  387,673
                                         ==========  ==========  ==========  ==========
                                      -3-
EARNINGS PER COMMON SHARE:

 EARNINGS PER COMMON SHARE BEFORE
    CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING FOR POSTEMPLOYMENT
    BENEFITS............................ $    1.92   $    2.00   $    3.23   $    2.99

 CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING FOR POSTEMPLOYMENT
    BENEFITS............................                              (.06)
                                         ---------   ---------   ---------   ---------

 EARNINGS PER COMMON SHARE.............. $    1.92   $    2.00   $    3.17   $    2.99
                                         =========   =========   =========   =========

 DIVIDENDS DECLARED PER COMMON
    SHARE............................... $     .75   $    1.50   $    2.25   $    3.00

 WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (000)...................   123,060     130,114     122,665     129,856

                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS
                                                            September 30,     December 31,
                                                                1994             1993
                                                            -------------    -------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
     Electric plant:
       Plant in service.................................... $  11,677,330    $  11,480,244
       Construction work in progress.......................       298,405          242,661
       Nuclear fuel........................................       212,195          211,785
       Plant held for future use...........................       197,710          196,330
     Electric plant acquisition adjustments................         3,166            3,166
     Cable television property.............................       433,639          372,178
     Other property........................................        61,081           47,494
                                                            -------------    -------------
           Total...........................................    12,883,526       12,553,858

     Less accumulated depreciation and amortization........     3,617,257        3,355,616
                                                            -------------    -------------
           Property, plant and equipment - net.............     9,266,269        9,198,242
                                                            -------------    -------------
CURRENT ASSETS:
     Cash and cash equivalents.............................         7,878           14,884
     Special deposits......................................            13           11,834
     Accounts receivable:
       Customers - net.....................................        16,475            4,985
       Others..............................................        31,651           11,153
     Accrued unbilled revenues.............................        19,823           29,322
     Fuel stock, at lifo cost..............................        56,972           58,585
     Materials and supplies, at average cost...............       165,355          166,477
     Prepayments...........................................        17,751           20,432
                                                            -------------    -------------
           Total current assets............................       315,918          317,672
                                                            -------------    -------------
OTHER ASSETS:
     Cable television franchises and intangible
       assets - net........................................     1,042,159          984,032
     Deferred plant costs..................................       645,362          664,699
     Deferred debits.......................................       286,609          371,773
     Unamortized debt expense and premium on
       reacquired debt.....................................       164,057          169,465
     Equity investment in cable television
       partnerships........................................       150,876          122,531
     Equity investment in foreign electric utility.........        35,473           36,984
     Regulatory asset - net................................       238,556          246,763
     Recoverable project costs.............................       103,519          118,016
                                                            -------------    -------------
           Total other assets..............................     2,666,611        2,714,263
                                                            -------------    -------------
              Total........................................ $  12,248,798    $  12,230,177
                                                            =============    =============

                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                     September 30,  December 31,
                                                         1994           1993
                                                     ------------    -----------
CAPITALIZATION:
   Common Stock Equity:
     Common stock, no par value ...............   $   2,438,107    $  2,415,256
     Note receivable from ESOP ................                        (332,489)
     Unearned ESOP shares .....................        (295,973)
     Retained earnings ........................       1,303,139       1,191,230
                                                  -------------    ------------
            Total common stock equity .........       3,445,273       3,273,997
                                                  -------------    ------------
   Preference Stock, no par value, authorized
     10,000,000 shares; none outstanding

   Cumulative Preferred Stock of Subsidiary,
     no par value:
       Not subject to mandatory redemption ....         351,345         351,354
       Subject to mandatory redemption ........         121,910         167,236
                                                  -------------    ------------
            Total cumulative preferred stock ..         473,255         518,590
                                                  -------------    ------------
   Long-Term Debt:
     Debentures ...............................         548,682         548,544
     Long-term debt of subsidiaries:
       Electric:
          First mortgage bonds ................       3,020,261       3,019,843
          Pollution control revenue bonds .....         155,240         155,218
          Other ...............................          11,944          15,010
       Cable television:
          Senior bank debt ....................         364,000         364,000
          Senior and subordinated notes .......         124,783         140,580
                                                  -------------    ------------
            Total long-term debt ..............       4,224,910       4,243,195
                                                  -------------    ------------
              Total capitalization ............       8,143,438       8,035,782
                                                  -------------    ------------
CURRENT LIABILITIES:
   Notes payable ..............................         378,600         591,385
   Accounts payable ...........................         173,892         239,814
   Taxes accrued ..............................         181,318         187,503
   Interest accrued ...........................          96,426          84,178
   Dividends accrued ..........................         105,095         105,207
   Accrued liabilities to municipalities ......          31,124          22,589
   Customer deposits ..........................          65,515          65,604
   Current portion of long-term debt and
     preferred stock ..........................          83,391          55,109
   Other ......................................          68,601          62,688
                                                  -------------    ------------
              Total current liabilities .......       1,183,962       1,414,077
                                                  -------------    ------------
DEFERRED CREDITS:
   Accumulated deferred income taxes ..........       2,081,460       1,987,336
   Unamortized investment tax credit ..........         419,742         434,597
   Other ......................................         420,196         358,385
                                                  -------------    ------------
              Total deferred credits ..........       2,921,398       2,780,318
                                                  -------------    ------------
COMMITMENTS AND CONTINGENCIES

                 Total ........................   $  12,248,798    $ 12,230,177
                                                  =============    ============

                See Notes to Consolidated Financial Statements.

                  HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                          STATEMENTS OF CONSOLIDATED CASH FLOWS

                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (THOUSANDS OF DOLLARS)


                                                          Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                          1994         1993
                                                       ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ....................................   $ 388,591    $   387,673

     Adjustments to reconcile net income to net
          cash provided by operating activities:
       Depreciation and amortization ...............     360,822        347,810
       Amortization of nuclear fuel ................      13,352          2,101
       Deferred income taxes .......................      64,702        204,657
       Investment tax credits ......................     (14,855)       (15,209)
       Allowance for other funds used during
          construction .............................      (2,579)        (2,769)
       Fuel cost (refund) and over/(under)
          recovery - net ...........................     152,130        (81,540)
       Equity in income of cable television
          partnerships .............................     (23,825)       (23,563)
       Regulatory asset - net ......................       8,207        (72,602)
       Cumulative effect of change in accounting
          for postemployment benefits ..............       8,200
       Changes in other assets and liabilities:
          Accounts receivable and accrued
            unbilled revenues.......................     (22,489)       250,224
          Inventory ................................       2,735         15,079
          Other current assets .....................      14,502            263
          Accounts payable .........................     (65,922)       (33,947)
          Interest and taxes accrued ...............      10,063          5,960
          Other current liabilities ................      13,767         11,471
          Other - net ..............................      47,537         53,078
                                                       ---------    -----------
       Net cash provided by operating
         activities ................................     954,938      1,048,686
                                                       ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Electric capital and nuclear fuel
       expenditures (including allowance for
       borrowed funds used during construction) ....    (297,861)      (216,177)
     Cable television additions ....................     (92,706)       (36,328)
     Other capital expenditures ....................     (22,558)
     Other - net ...................................     (12,678)       (10,201)
                                                       ---------    -----------
       Net cash used in investing activities .......    (425,803)      (262,706)
                                                       ---------    -----------
                                      -7-
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock ..................                   $   32,796
     Proceeds from first mortgage bonds ..........                      743,284
     Proceeds from senior bank debt ..............                       20,000
     Extinguishment of long-term debt ............                     (477,433)
     Payment of matured bonds ....................    $  (19,500)      (136,000)
     Payment of senior bank debt .................                     (238,349)
     Payment of senior and subordinated notes ....       (10,384)        (6,390)
     Payment of common stock dividends ...........      (276,202)      (292,122)
     Decrease in notes payable - net .............      (212,785)      (463,749)
     Redemption of preferred stock ...............       (20,000)       (40,000)
     Other - net .................................         2,730         23,776
                                                      ----------     ----------
       Net cash used in financing activities .....      (536,141)      (834,187)
                                                      ----------     ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS ........        (7,006)       (48,207)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD .........................................        14,884         69,317
                                                      ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......    $    7,878     $   21,110
                                                      ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash Payments:
       Interest (net of amounts capitalized) .....    $  262,570     $  294,412
       Income taxes ..............................       136,933         85,375

                     See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)
                                              Three Months Ended        Nine Months Ended
                                                 September 30,            September 30,
                                            ----------------------    ----------------------
                                               1994        1993          1994        1993
                                            ----------  ----------    ----------  ----------
Balance at Beginning of Period............. $1,160,081  $1,190,903    $1,191,230  $1,254,584

Net Income for the Period..................    235,968     260,409       388,591     387,673
                                            ----------  ----------    ----------  ----------
       Total...............................  1,396,049   1,451,312     1,579,821   1,642,257

Common Stock Dividends.....................    (92,910)   (195,245)     (276,682)   (389,800)

Tax Benefit of ESOP Dividends..............                  2,124                     6,136

Redemption of HL&P Preferred
  Stock....................................                                             (402)
                                            ----------  ----------    ----------  ----------
Balance at End of Period................... $1,303,139  $1,258,191    $1,303,139  $1,258,191
                                            ==========  ==========    ==========  ==========

                See Notes to Consolidated Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)
                                           Three Months Ended          Nine Months Ended
                                              September 30,              September 30,
                                        ------------------------    -----------------------
                                           1994          1993          1994         1993
                                        ----------    ----------    ----------   ----------
OPERATING REVENUES....................  $1,150,946    $1,355,339    $2,977,433   $3,166,173
                                        ----------    ----------    ----------   ----------
OPERATING EXPENSES:
  Fuel................................     211,235       345,580       663,937      806,746
  Purchased power.....................     102,225       127,705       304,680      386,628
  Operation...........................     156,809       161,018       431,611      445,523
  Maintenance.........................      55,698        64,507       178,836      188,104
  Depreciation and amortization.......      99,571        96,500       298,175      288,932
  Income taxes........................     139,365       153,787       248,359      217,440
  Other taxes.........................      65,184        51,021       191,255      175,353
                                        ----------    ----------    ----------   ----------
    Total.............................     830,087     1,000,118     2,316,853    2,508,726
                                        ----------    ----------    ----------   ----------
OPERATING INCOME......................     320,859       355,221       660,580      657,447
                                        ----------    ----------    ----------   ----------
OTHER INCOME (EXPENSE):
  Allowance for other funds used
    during construction...............       1,170           981         2,579        2,769
  Other - net.........................      (1,494)       (3,554)       (7,253)      (4,730)
                                        ----------    ----------    ----------   ----------
      Total...........................        (324)       (2,573)       (4,674)      (1,961)
                                        ----------    ----------    ----------   ----------
INCOME BEFORE INTEREST CHARGES........     320,535       352,648       655,906      655,486
                                        ----------    ----------    ----------   ----------
INTEREST CHARGES:
  Interest on long-term debt..........      61,565        71,352       184,964      211,810
  Other interest......................       1,189         2,526         5,938       11,547
  Allowance for borrowed funds used
    during construction...............      (1,616)       (1,062)       (3,433)      (2,976)
                                        ----------    ----------    ----------   ----------
      Total...........................      61,138        72,816       187,469      220,381
                                        ----------    ----------    ----------   ----------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING FOR
  POSTEMPLOYMENT BENEFITS.............     259,397       279,832       468,437      435,105

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR POSTEMPLOYMENT
  BENEFITS (NET OF INCOME TAXES OF
  $4,415).............................                                  (8,200)
                                        ----------    ----------    ----------   ----------
NET INCOME............................     259,397       279,832       460,237      435,105

DIVIDENDS ON PREFERRED STOCK..........       8,305         8,238        24,981       26,172
                                        ----------    ----------    ----------   ----------
INCOME AFTER PREFERRED DIVIDENDS......  $  251,092    $  271,594    $  435,256   $  408,933
                                        ==========    ==========    ==========   ==========

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS
                                                     September 30,  December 31,
                                                         1994          1993
                                                     ------------   ------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
  Electric plant .................................    $11,677,330    $11,480,244
  Construction work in progress ..................        298,405        242,661
  Plant held for future use ......................        197,710        196,330
  Nuclear fuel ...................................        212,195        211,785
  Electric plant acquisition adjustments .........          3,166          3,166
                                                      -----------    -----------
       Total .....................................     12,388,806     12,134,186

  Less accumulated depreciation and
    amortization .................................      3,433,716      3,194,127
                                                      -----------    -----------
       Property, plant and equipment - net .......      8,955,090      8,940,059
                                                      -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents ......................        229,087         12,413
  Special deposits ...............................             13         11,834
  Accounts receivable:
    Affiliated companies .........................          2,925          1,792
    Others .......................................         23,856          2,540
  Accrued unbilled revenues ......................         19,823         29,322
  Inventory:
    Fuel stock, at lifo cost .....................         56,972         58,585
    Materials and supplies, at average cost ......        155,051        160,371
  Prepayments ....................................         11,715          9,234
                                                      -----------    -----------
       Total current assets ......................        499,442        286,091
                                                      -----------    -----------
OTHER ASSETS:
  Deferred plant costs ...........................        645,362        664,699
  Deferred debits ................................        234,057        333,620
  Unamortized debt expense and premium on
    reacquired debt ..............................        160,326        164,368
  Regulatory asset - net .........................        238,556        246,763
  Recoverable project costs ......................        103,519        118,016
                                                      -----------    -----------
       Total other assets ........................      1,381,820      1,527,466
                                                      -----------    -----------
         Total ...................................    $10,836,352    $10,753,616
                                                      ===========    ===========

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                     September 30,  December 31,
                                                          1994          1993
                                                     ------------   ------------
CAPITALIZATION:
   Common Stock Equity:
     Common stock, class A; no par value .........    $ 1,524,949    $ 1,524,949
     Common stock, class B; no par value .........        150,978        150,978
     Retained earnings ...........................      2,217,434      2,028,924
                                                      -----------    -----------
       Total common stock equity .................      3,893,361      3,704,851
                                                      -----------    -----------
   Cumulative Preferred Stock:
     Not subject to mandatory redemption .........        351,345        351,354
     Subject to mandatory redemption .............        121,910        167,236
                                                      -----------    -----------
       Total cumulative preferred stock ..........        473,255        518,590
                                                      -----------    -----------
   Long-Term Debt:
     First mortgage bonds ........................      3,020,261      3,019,843
     Pollution control revenue bonds .............        155,240        155,218
     Other .......................................         11,944         15,010
                                                      -----------    -----------
       Total long-term debt ......................      3,187,445      3,190,071
                                                      -----------    -----------
          Total capitalization ...................      7,554,061      7,413,512
                                                      -----------    -----------
CURRENT LIABILITIES:
   Notes payable .................................                       171,100
   Accounts payable ..............................        127,277        190,583
   Accounts payable to affiliated companies ......         12,934          8,449
   Taxes accrued .................................        197,487        187,517
   Interest and dividends accrued ................         67,709         65,238
   Accrued liabilities to municipalities .........         31,124         22,589
   Customer deposits .............................         65,515         65,604
   Current portion of long-term debt and
     preferred stock .............................         51,553         44,725
   Other .........................................         68,642         63,607
                                                      -----------    -----------
          Total current liabilities ..............        622,241        819,412
                                                      -----------    -----------
DEFERRED CREDITS:
   Accumulated deferred federal income taxes .....      1,877,648      1,798,976
   Unamortized investment tax credit .............        416,436        430,996
   Other .........................................        365,966        290,720
                                                      -----------    -----------
          Total deferred credits .................      2,660,050      2,520,692
                                                      -----------    -----------
COMMITMENTS AND CONTINGENCIES

            Total ................................    $10,836,352    $10,753,616
                                                      ===========    ===========

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)


                                                           Nine Months Ended
                                                              September 30,
                                                       ------------------------
                                                           1994           1993
                                                       ------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................  $    460,237   $ 435,105

   Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization ..................       298,175     288,932
     Amortization of nuclear fuel ...................        13,352       2,101
     Deferred income taxes ..........................        83,088     200,862
     Investment tax credits .........................       (14,560)    (14,919)
     Allowance for other funds used during
       construction .................................        (2,579)     (2,769)
     Fuel cost (refund) and over/(under) recovery
       - net ........................................       152,130     (81,540)
     Regulatory asset - net .........................         8,207     (72,602)
     Cumulative effect net of change in accounting
       for postemployment benefits ..................         8,200
     Changes in other assets and liabilities:
       Accounts receivable - net ....................       (12,950)    116,399
       Material and supplies ........................         5,320       3,285
       Fuel stock ...................................         1,612      14,391
       Accounts payable .............................       (58,821)    (26,197)
       Interest and taxes accrued ...................        12,441      12,940
       Other current liabilities ....................        14,537      38,567
       Other - net ..................................        34,902      58,506
                                                       ------------   ---------
   Net cash provided by operating activities ........     1,003,291     973,061
                                                       ------------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital and nuclear fuel expenditures
     (including allowance for borrowed funds
     used during construction) ......................      (297,861)   (216,177)
   Other - net ......................................        (9,808)     (8,930)
                                                       ------------   ---------
     Net cash used in investing activities ..........      (307,669)   (225,107)
                                                       ------------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from first mortgage bonds ................                $ 743,284
   Payment of matured bonds ..........................   $ (19,500)    (136,000)
   Payment of dividends ..............................    (272,259)    (290,376)
   Decrease in notes payable .........................    (171,100)    (139,440)
   Decrease in notes payable to affiliated
     company .........................................                  (19,000)
   Redemption of preferred stock .....................     (20,000)     (40,000)
   Extinguishment of long-term debt ..................                 (477,433)
   Other - net .......................................       3,911        6,205
                                                         ---------    ---------
     Net cash used in financing activities ...........    (478,948)    (352,760)
                                                         ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ............     216,674      395,194

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....      12,413        4,254
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........   $ 229,087    $ 399,448
                                                         =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash Payments:
     Interest (net of amounts capitalized) ...........   $ 186,778    $ 226,488
     Income taxes ....................................     136,889       82,142

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                        STATEMENTS OF RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)

                                Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                             ------------------------  ------------------------
                                 1994         1993         1994        1993
                             -----------  -----------  -----------  -----------
Balance at Beginning of
    Period ................  $ 2,048,593  $ 1,876,504  $ 2,028,924  $ 1,922,558

Net Income for the Period .      259,397      279,832      460,237      435,105

Redemption of Preferred
    Stock .................                                                (402)
                             -----------  -----------  -----------  -----------
    Total .................    2,307,990    2,156,336    2,489,161    2,357,261
                             -----------  -----------  -----------  -----------
Deductions - Cash
  Dividends:

    Preferred .............        8,305        8,238       24,981       26,172

    Common ................       82,251       79,995      246,746      262,986
                             -----------  -----------  -----------  -----------
       Total ..............       90,556       88,233      271,727      289,158
                             -----------  -----------  -----------  -----------
Balance at End of Period ..  $ 2,217,434  $ 2,068,103  $ 2,217,434  $ 2,068,103
                             ===========  ===========  ===========  ===========

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

                                      AND

                        HOUSTON LIGHTING & POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS

(1)       REGULATORY PROCEEDINGS AND LITIGATION REFERENCE

          The information presented in the following Notes in this Form 10-Q should be read in conjunction with the Houston Industries Incorporated (Company) Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7629), filed in combined form with the Houston Lighting & Power Company (HL&P) Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-3187) (collectively, the 1993 Combined Form 10-K), including the notes to the financial statements included in Item 8 thereof. Notes 9, 10 and 11 of the notes to the financial statements included in the 1993 Combined Form 10-K, as updated by the description of developments in the regulatory and litigation matters contained in Notes 8, 9 and 10 to these financial statements, are incorporated herein by reference as they relate to the Company and HL&P, respectively.

 (2)      COMMON STOCK

          COMPANY. At September 30, 1994, and December 31, 1993, the Company had authorized 400,000,000 shares of common stock, of which 123,360,067 and 130,658,755 shares, respectively, were outstanding. The decrease in shares outstanding at September 30, 1994 reflects a change in accounting related to the employee stock ownership plan (ESOP) component of the Company's savings plan, as discussed below. For a discussion of additional shares issued by the Company in July 1994, see Note 12 to these financial statements.

          In October 1990, the Company amended its savings plan to add a leveraged ESOP component. The Company may use ESOP shares to satisfy its obligation to make matching contributions under the savings plan. For information regarding the formation of the ESOP (including the ESOP loan), see Note 7(b) of the notes to the financial statements included in the 1993 Combined Form 10-K. Debt service on the ESOP loan is paid using all dividends on shares in the ESOP, interest earnings on funds held in the ESOP and cash contributions by the Company. Shares of the Company's common stock are released from encumbrance of the ESOP loan based on the proportion of debt service paid during the period.

          In the third quarter of 1994, the Company adopted the American Institute of Certified Public Accountants Statement of Position 93-6 (SOP 93-6), "Employers' Accounting for Employee

          Stock Ownership Plans" effective January 1, 1994. SOP 93-6 requires that the Company recognize benefit expense for the ESOP equal to fair value of the ESOP shares committed to be released. Following the adoption of SOP 93-6, the Company no longer reports the ESOP loan as a note receivable from the ESOP or recognizes interest income on such receivable. The Company is instead required to establish a new contra-equity account (unearned ESOP shares) which reflects shares not yet committed for release at their original purchase price. As shares are committed to be released, they are credited to the unearned ESOP shares account based on the original purchase price of the shares. The difference between the fair value of the shares at the time such shares are committed for release and the original purchase price is charged or credited to common stock. Dividends on allocated ESOP shares are recorded as a reduction to retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest on the ESOP loan. SOP 93-6 is effective only with respect to financial statements for periods after January 1, 1994 and no restatements have been made for prior periods.
          Earnings for the three and nine months ended September 30, 1994 were reduced by $.4 million and $11.8 million, respectively, as a result of the adoption of SOP 93-6. For a discussion of the impact of SOP 93-6 on the earnings per common share calculation, see Notes 4 and 14 to these financial statements.

          As computed under SOP 93-6, the Company's benefit expenses for the ESOP for the three and nine months ended September 30, 1994 are approximately $4.6 million and $13.6 million, respectively. The ESOP shares as of September 30, 1994 and December 31, 1993 were as follows:

                                         September 30, 1994  December 31, 1993
                                         ------------------  -----------------
          Allocated Shares ...............    1,410,211          1,031,187
          Unallocated Shares .............    7,936,564          8,317,649
                                              ---------          ---------
          Total ESOP Shares ..............    9,346,775          9,348,836
                                              =========          =========

          Fair value of unallocated
            ESOP shares................... $279,763,881       $396,128,034

          HL&P. All issued and outstanding Class A voting common stock of HL&P is held by the Company and all issued and outstanding Class B non-voting common stock of HL&P is held by Houston Industries (Delaware) Incorporated (Houston Industries Delaware), a wholly-owned subsidiary of the Company.

 (3)      HL&P PREFERRED STOCK

          At September 30, 1994, and December 31, 1993, HL&P had 10,000,000 shares of preferred stock authorized, of which 5,232,397 and 5,432,397 shares, respectively, were outstanding.

          In June 1994, HL&P redeemed, at $100 per share, 200,000 shares of its $8.50 cumulative preferred stock in satisfaction of mandatory sinking fund requirements.

 (4)      EARNINGS PER COMMON SHARE

          COMPANY. Earnings per common share for the Company is computed by dividing net income by the weighted average number of shares outstanding during the respective period.

          Pursuant to the adoption of SOP 93-6, the number of weighted average common shares outstanding for the three and nine months ended September 30, 1994 reflects a reduction for ESOP shares not yet committed for release to savings plan participants. In accordance with SOP 93-6, earnings per common share for periods prior to January 1, 1994 have not been restated. The unallocated shares as of September 30, 1994 and 1993 were 7,936,564 and 8,410,108, respectively. See also
          Notes 2 and 14 to these financial statements.

          HL&P. Earnings per share data for HL&P is not computed since all of its common stock is held by the Company and Houston Industries Delaware.

 (5)      LONG-TERM DEBT

          COMPANY. In March 1994, KBL Cable, Inc. made a scheduled principal repayment of $10.4 million of its senior notes and senior subordinated notes.

          HL&P. In January 1994, HL&P repaid at maturity $19.5 million principal amount of Series A collateralized medium-term notes.

 (6)      POSTEMPLOYMENT BENEFITS FOR THE COMPANY AND HL&P

          For a description of the Company's and HL&P's adoption, effective January 1, 1994, of Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits" and the recording of a one-time, after-tax charge to income of $8.2 million in the first quarter of 1994, see Note 6 of the notes to the financial statements included in the Combined Form 10-Q (Combined Form 10-Q) for the quarter ended June 30, 1994, which Note is incorporated herein by reference.

(7)       ENVIRONMENTAL AND CABLE REGULATIONS

     (a) ENVIRONMENTAL REGULATIONS. For information regarding the impact of environmental regulations on the Company and its subsidiaries, see the fifth paragraph of Note 8(a) of the notes to the financial statements included in the 1993 Combined Form 10-K, which paragraph is incorporated herein by reference.

     (b) IMPACT OF THE CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992 ON KBLCOM INCORPORATED (KBLCOM). For a description of the 1992 Cable Act's benchmark rate rules and interim cost of service rules, as revised in March 1994 (each of which became effective in May of 1994), see Note 7(b) of the notes to the financial statements included in the Combined Form 10-Q for the quarter ended June 30, 1994, which Note, as updated by this Note, is incorporated herein by reference.

          KBLCOM incurred increased administrative burdens under these new rules, and the revised benchmark rate rules resulted in some additional reductions in KBLCOM's rates for regulated services. The decline in revenue due to such rules is not expected to have a material adverse effect on KBLCOM's financial position or results of operations.

(8)       JOINTLY-OWNED NUCLEAR PLANT

     (a) HL&P INVESTMENT. As of September 30, 1994, HL&P's 30.8% interest in the South Texas Project Electric Generating Station (South Texas Project) and in nuclear fuel, including Allowance for Funds Used During Construction, were $2.1 billion and $106.5 million, respectively. For a further discussion regarding the South Texas Project, see Note 9(a) of the notes to the financial statements included in the 1993 Combined Form 10-K.

     (b) CITY OF AUSTIN LITIGATION. In February 1994, the City of Austin (Austin), one of the other owners of the South Texas Project, filed suit against HL&P. That suit remains pending in the 152nd District Court for Harris County, Texas. Austin alleges that the outages at the South Texas Project from early 1993 to early 1994 were due to HL&P's failure to perform obligations it owed to Austin under the Participation Agreement among the four co-owners of the South Texas Project (Participation Agreement). Austin also asserts that HL&P breached certain undertakings voluntarily assumed by HL&P under the terms and conditions of the Operating Licenses and Technical Specifications relating to the South Texas Project. Austin claims that such failures have caused Austin damages of at least $125 million due to the incurrence of increased operating and maintenance costs, the cost of replacement power and lost profits on wholesale transactions that did not occur.

          As it did in litigation filed against HL&P in 1983, Austin asserts that HL&P breached obligations HL&P owed under the Participation Agreement to Austin, and Austin seeks a declaration that HL&P had a duty to exercise reasonable care in the operation and maintenance of the South Texas Project. In that earlier litigation (which was won by HL&P at trial, affirmed on appeal and became final in 1993), the courts concluded that the Participation Agreement did not impose on HL&P a duty to exercise reasonable skill and care as project manager. In April 1994, HL&P filed a motion for partial summary judgment on the grounds that Austin's negligence claims are barred by RES JUDICATA and collateral estoppel. Following a hearing, that motion for summary judgment was denied, and trial has been set for October 1995.

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

          In May 1994, the City of San Antonio (San Antonio), another co-owner of the South Texas Project, intervened in the litigation filed by Austin against HL&P and asserted claims similar to those asserted by Austin, though San Antonio has not identified the amount of damages it seeks from HL&P. In its petition, San Antonio has also adopted arguments similar to those of Austin regarding the effect of HL&P's settlement with CPL on the arbitration provisions of the Participation Agreement. HL&P has opposed San Antonio's intervention on the grounds that San Antonio has already elected to arbitrate its claims against HL&P regarding HL&P's management of the South Texas Project in the arbitration proceeding currently pending among HL&P, San Antonio, Austin and CPL, and to that end, HL&P has asserted its own demand for arbitration of San Antonio's 1993-94 outage claims pursuant to the terms of the Participation Agreement (see Note 8(c) to these financial statements). However, in September 1994, the Harris County district court ruled that San Antonio may participate in the Austin litigation. HL&P is seeking appellate review of the district court's decision.

          HL&P and the Company do not believe there is merit to either
          Austin's or San Antonio's claims, and they intend to defend vigorously against them. However, there can be no assurance as to the ultimate outcome of these matters.

          For more detailed information regarding the outage of the South
          Texas Project, the previous litigation filed by Austin and the settlement with CSW and CPL referred to above, see Notes 9(b), 9(c) and 9(f) of the notes to the financial statements included in the 1993 Combined Form 10-K. Also, see Note 8(f) to these financial statements.

     (c) ARBITRATION WITH CO-OWNERS. For a discussion of the arbitration requested by San Antonio for its claim under the Participation Agreement, see Note 8(b) to these financial statements and Note 9(c) of the notes to the financial statements included in the 1993 Combined Form 10-K.

          The four arbitrators appointed by the owners to consider San
          Antonio's claims against HL&P in this arbitration have met and are currently considering the appointment of a fifth arbitrator which they are to select under the terms of the arbitration provisions in the Participation Agreement.

     (d) NUCLEAR INSURANCE. For information regarding the nuclear property and liability insurance maintained in connection with the South Texas Project and potential assessments connected therewith, see Note 8(d) of the notes to the financial statements included in the Combined Form 10-Q for the quarter ended June 30, 1994, which Note is incorporated herein by reference.

          Pursuant to the Price Anderson Act, the maximum liability to the public for owners of nuclear power plants, such as the South Texas Project, was decreased from $9.2 billion to $9.0 billion effective August 29, 1994.

     (e) NUCLEAR DECOMMISSIONING. For information regarding the nuclear decommissioning costs of the South Texas Project, the estimate of such costs as recently calculated by an outside consultant and the effect of HL&P's pending rate proceeding on the determination of the funding requirements for such decommissioning costs, see Note 8(e) of the notes to the financial statements included in the Combined Form 10-Q for the quarter ended June 30, 1994, which Note is incorporated herein by reference, and Note 9(a) to these financial statements.

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

          The South Texas Project is currently listed on the NRC's "watch list" of plants with "weaknesses that warrant increased NRC attention." The decision to place the South Texas Project on the "watch list" followed the June 1993 issuance of a report by a Diagnostic Evaluation Team (DET) which conducted a review of the South Texas Project and identified a number of areas requiring improvement at the South Texas Project. Plants in this category are authorized to operate but are subject to close monitoring by the NRC. The NRC reviews the status of plants on the list semi-annually with the last review conducted in June 1994 and the next review planned in early 1995.

          Other proceedings concerning the South Texas Project also remain pending. As previously reported, certain former employees and an employee of a contractor have asserted claims that their employment was terminated or disrupted in retaliation for their having made safety related complaints to the NRC. In 1993, it was reported that the NRC had referred these claims to the Department of Justice. HL&P understands that these matters are no longer under consideration by the Department of Justice. However, civil proceedings by the complaining personnel and administrative proceedings by the Department of Labor remain pending against HL&P, and the NRC has jurisdiction to take enforcement action against HL&P and/or individual employees with respect to these matters. Based on its own internal investigation, in October 1994 the NRC issued a notice of violation and proposed a $100,000 civil penalty against HL&P in connection with HL&P's termination of the site access of a former contractor employee and requested information relating to possible further enforcement action in this matter against two HL&P managers involved in such termination. HL&P strongly disagrees with the NRC's conclusions, but HL&P is not required to respond to the NRC's proposed enforcement action until after completion of currently pending proceedings before the Department of Labor.

          A subcommittee of the U.S. House of Representatives (Subcommittee) has notified HL&P that the Subcommittee is conducting an inquiry related to the South Texas Project, and HL&P has provided documents and other assistance to the Subcommittee's staff in connection with that inquiry. Although the precise focus and timing of the inquiry has not been identified by the Subcommittee, it is anticipated that the Subcommittee will inquire into matters related to HL&P's handling of employee concerns and to issues related to the NRC's DET review of the South Texas Project. In connection with that inquiry, HL&P has been advised that the U. S. General Accounting Office (GAO) has begun a review of the NRC's inspection process as it relates to the South Texas Project and other plants, and HL&P is cooperating with the GAO in its investigation and with the NRC in a similar review it has initiated.

          For additional information regarding the foregoing matters, including the DET's report on weaknesses at the South Texas Project, increases in fuel and non-fuel expenditures relating to the outage, the possible impact of the outage on the results of HL&P's pending rate proceeding under Section 42 of the Texas Public Utility Regulatory Act of 1975, as amended (PURA), involving the Company's rates, and various civil and administrative proceedings relating to the South Texas Project, see Notes 9(f) and 10(g) of the notes to the financial statements included in the 1993 Combined Form 10-K. Also, see Note 9(a) to these financial statements.

     (g) LOW-LEVEL RADIOACTIVE WASTE. For information regarding the federal Low-Level Radioactive Waste Policy Act of 1980 and the closing of the low-level waste disposal facility at Barnwell, South Carolina, to certain generators of nuclear waste and the utilization of a temporary Low-Level Radioactive waste disposal facility at the South Texas Project, see Note 8(g) of the notes to the financial statements included in the Combined Form 10-Q for the quarter ended June 30, 1994, which Note is incorporated herein by reference.

 (9)      PUBLIC UTILITY COMMISSION OF TEXAS (UTILITY COMMISSION) PROCEEDINGS

          Pursuant to a series of applications filed by HL&P in recent years, the Utility Commission has granted HL&P rate increases to reflect in electric rates HL&P's substantial investment in new plant construction, including the South Texas Project. Although Utility Commission action on those applications has been completed, judicial review of a number of the Utility Commission orders is pending. In Texas, Utility Commission orders may be appealed to a District Court in Travis County, and from that court's decision an appeal may be taken to the Court of Appeals for the 3rd District at Austin (Austin Court of Appeals). Discretionary review by the Texas Supreme Court may be sought from decisions of the Austin Court of Appeals. The pending appeals from the Utility Commission orders are in various stages. In the event the courts ultimately reverse actions of the Utility Commission in any of these proceedings, such matters would be remanded to the Utility Commission for action in light of the courts' orders. Because of the number of variables which can affect the ultimate resolution of such matters on remand, the Company and HL&P generally are not in a position at this time to predict the outcome of the matters on appeal or the ultimate effect that adverse action by the courts could have on the Company and HL&P. On remand, the Utility Commission's action could range from granting rate relief substantially equal to the rates previously approved to a reduction in the revenues to which HL&P was entitled during the time the applicable rates were in effect, which could require a refund to customers of amounts collected pursuant to such rates.

          Judicial review is pending on the final orders of the Utility Commission in (b) through (e) described below.

     (a) DOCKET NOS. 12065 AND 13126. In February 1994, an administrative law judge (ALJ) of the Utility Commission ruled that a proceeding should be conducted pursuant to Section 42 of PURA in order to inquire into HL&P's existing rates. That order subsequently was affirmed by the Utility Commission, and in July 1994, HL&P filed data in support of its existing rates, as required by the ALJ. In that material, HL&P asserts that its existing rates continue to be just and reasonable and should not be reduced by the Utility Commission. HL&P further asserts that it can demonstrate an entitlement to an increase in rates if it were to file for a rate increase. No such increase is currently being sought.

          In connection with the review of HL&P's current rates, the Utility Commission will also reconcile the amounts incurred by HL&P for fuel during the period from April 1, 1990 through July 31, 1994.
          A major issue in the fuel reconciliation phase of Docket No.
          12065 will be whether the incremental fuel costs incurred as a result of outages at the South Texas Project represent reasonable costs. A separate inquiry (Docket No. 13126) will be conducted by the Utility Commission into the prudence of the management of the South Texas Project. The results of this separate inquiry will be utilized in Docket No. 12065. In July 1994, the Utility
          Commission approved the hiring of a consultant to conduct the review of the prudence in the management of the South Texas Project in order to assist the Utility Commission staff in preparing testimony for the prudence inquiry. Hearings regarding the matters to be considered in connection with Docket No. 12065 are expected to begin in January 1995. No final decision by the Utility Commission on these matters is expected before the summer of 1995.

          HL&P has filed testimony in Docket No. 13126, which testimony concludes that the outages at the South Texas Project had not resulted from imprudent management. HL&P has also prepared testimony analyzing
          (i) the prudence of the management of the South Texas Project during the outages and (ii) the extent to which regulatory issues, such as those raised in the DET report, extended the outages. In that testimony, an outside consultant retained by HL&P concludes that the duration of the outages was controlled by both the resolution of NRC regulatory issues as well as necessary equipment repairs unrelated to NRC regulatory issues and that the incremental effect of NRC regulatory issues on the duration of the outages was only 39 days per unit. Estimates as to the cost of replacement power may vary significantly based on a number of factors, including the capacity factor at which the South Texas Project might be assumed to have operated had it not been out of service due to the outages. However, HL&P believes that applying a reasonable range of assumptions will result in replacement fuel costs of less than $10 million for the 39 day periods identified by HL&P's consultant and less than $100 million for the entire length of the outages.

          Although HL&P and the Company believe that the Section 42 inquiry into HL&P's rates is unwarranted and that the South Texas Project has not been imprudently managed, there can be no assurance as to the outcome of this proceeding, and HL&P's rates could be reduced following a hearing. HL&P believes that any reduction in base rates as a result of a Section 42 inquiry would take effect prospectively. Any fuel costs that are determined to have been unreasonably incurred would not be recoverable from customers and would be charged against the Company's earnings.

          For additional information regarding Docket No. 12065 and the fuel reconciliation, see Notes 10(f) and 10(g) of the notes to the financial statements included in the 1993 Combined Form 10-K.

     (b) DOCKET NO. 8425. For information concerning HL&P's application for a rate increase in Docket No. 8425 (1988 rate case) and the status of appeals relating thereto, see Note 10(b) of the notes to the financial statements included in the 1993 Combined Form 10-K. For information on the decision of the Texas Supreme Court regarding deferred accounting with respect to Docket Nos. 8230 and 9010, see Note 9(e) to these financial statements.

          In August 1994, the Austin Court of Appeals affirmed the Utility Commission's order in Docket No. 8425 with respect to (i) the inclusion of certain upgrades at the W. A. Parish Electric Generating Station in HL&P's rate base, (ii) the inclusion of a portion of the costs of HL&P's Malakoff Electric Generating Station (Malakoff) Project, then designated as plant held for future use, in HL&P's rate base and (iii) the application of deferred accounting of certain costs associated with Unit No. 2 of the South Texas Project. The Austin Court of Appeals held that the Utility Commission had failed to require that tax savings associated with deductions taken for expenses disallowed in cost of service be passed on to ratepayers, and ordered that the case be remanded to the Utility Commission with instructions to adjust HL&P's cost of service consistent with the ruling on the tax issue. Discretionary review is being sought from the Texas Supreme Court.

     (c) DOCKET NO. 9850. For a discussion of Docket No. 9850 (1991 rate case), the settlement agreement approved by the Utility Commission, and the status of appeals relating thereto, see Note 10(c) of the notes to the financial statements included in the 1993 Combined Form 10-K.

          In August 1992, a district court in Travis County affirmed the Utility Commission's final order in Docket No. 9850. That decision was appealed by certain parties to the Austin Court of Appeals, raising issues concerning the Utility Commission's approval of a non-unanimous settlement in that docket, the Utility Commission's calculation of federal income tax expense and the allowance of deferred accounting reflected in the settlement. (See Note 9(e) to these financial statements.) In August 1993, the Austin Court of Appeals affirmed the ruling by the Travis County District Court on the procedural ground that the appellant had not filed a statement of facts in the time allowed.

          On review of that decision in June 1994, the Texas Supreme Court reversed the decision of the Austin Court of Appeals insofar as it refused to consider all assertions of error by the appellant. The Texas Supreme Court held that, even in the absence of a timely filed statement of facts, the Austin Court of Appeals could take judicial notice of the Utility Commission's published order and consider errors of law that may be evident from the face of the order and do not require reference to the administrative record. Accordingly, it remanded the case for limited reconsideration by the Austin Court of Appeals. For a discussion of certain other judicial decisions which may affect the Utility Commission's calculation of federal income tax expense in Docket No. 9850, see Note 10(b) of the notes to the financial statements included in the 1993 Combined Form 10-K.

     (d) DOCKET NO. 6668. For a discussion of Docket No. 6668, the Utility Commission's inquiry into the prudence of the planning, management and construction of the South Texas Project, see Note 10(d) of the notes to the financial statements included in the 1993 Combined Form 10-K.

          Separate appeals are pending from Utility Commission orders in Docket Nos. 8425 and 9850 in which the findings of the order in Docket
          No. 6668 are reflected in rates. See also Notes 9(b) and 9(c) above.

     (e) DOCKET NOS. 8230 AND 9010. For a description of the Utility Commission's authorization of deferred accounting for the South Texas Project (Docket Nos. 8230 and 9010) and appeals thereof, see Note 10(e) of the notes to the financial statements included in the 1993 Combined Form 10-K.

          In June 1994, the Texas Supreme Court decided the appeal of Docket Nos. 8230 and 9010, as well as all other pending deferred accounting cases, upholding deferred accounting treatment for both carrying costs and operation and maintenance expenses as within the Utility Commission's statutory authority and reversed the Austin Court of Appeals decision to the extent that the Austin Court of Appeals had rejected deferred accounting treatment for carrying charges. Because the lower appellate court had upheld deferred accounting only as to operating and maintenance expenses, the Texas Supreme Court remanded Docket Nos. 8230 and 9010 to the Austin Court of Appeals to consider the points of error challenging the granting of deferred accounting for carrying costs which it had not reached in its earlier consideration of the case. The Texas Supreme Court opinion did state, however, that when deferred costs are considered for addition to the utility's rate base in an ensuing rate case, the Utility Commission must then determine to what extent inclusion of the deferred costs is necessary to preserve the utility's financial integrity.

(10)      DEFERRED PLANT COSTS

          The Utility Commission authorized deferred accounting with respect to the South Texas Project (Docket Nos. 8230 and 9010 for Unit No. 1 and Docket No. 8425 for Unit No. 2). For a discussion of the status of the judicial review of Docket No. 8425 and Docket Nos. 8230 and 9010, see Notes 9(b) and 9(e) to these financial statements.

          In May 1991, HL&P implemented under bond, in Docket No. 9850, a $313 million base rate increase. At that time, HL&P ceased all cost deferrals related to the South Texas Project and began the recovery of such amounts. These deferrals are being amortized on a straight-line basis as allowed by the final order in Docket No. 9850. The amortization of these deferrals totaled $6.4 million and $19.3 million for the three months and nine months ended September 30, 1994, respectively, and is recorded on the Company's Statements of Consolidated Income and HL&P's Statements of Income in depreciation and amortization expense.

          The following table shows the original balance of the deferrals and the unamortized balance at September 30, 1994.
                                                                  Balance at
                                                  Original       September 30,
                                                   Balance           1994
                                              ---------------  ----------------
                                                    (Thousands of Dollars)
          Deferred Accounting: (a)

            Deferred Expenses...........      $       250,151   $       228,538
            Deferred Carrying Costs
                on Plant Investment.....              399,972           365,414
                                               --------------   ---------------
            Total.......................              650,123           593,952

          Qualified Phase-In Plan: (b)..               82,254            51,410
                                               --------------   ---------------
          Total Deferred Plant Costs....       $      732,377   $       645,362
                                               ==============   ===============
          ------------
          (a) Amortized over the estimated depreciable life of the South Texas Project.

          (b) Amortized over nine years beginning in May 1991.

          As of September 30, 1994, HL&P has recorded deferred income taxes of $196.9 million with respect to deferred accounting and $12.8 million with respect to the deferrals associated with the qualified phase-in plan.

          The accounting for deferred plant costs is described in greater detail in Note 11 of the notes to the financial statements included in the 1993 Combined Form 10-K.

(11)      MALAKOFF

          As previously disclosed, HL&P ceased all development work on Malakoff in 1987. HL&P is no longer considering construction of the power generating units due to the availability of other cost effective options. Previously, the Utility Commission has addressed portions of HL&P's investment in Malakoff and has accorded various rate treatments for those costs, including amortization of portions of those costs. For a further discussion of the accounting treatment of costs related to Malakoff and the Utility Commission's previous treatment of those costs, see Note 12 of the notes to the financial statements included in the 1993 Combined Form 10-K, which Note is incorporated herein by reference and Note 9(b) to these financial statements.

          In Docket No. 12065 (described in Note 9(a) to these financial statements), HL&P has filed testimony in support of the amortization of substantially all of its remaining investment in Malakoff, including $78.2 million attributable to the portion of the engineering design costs for which amortization had not previously been authorized and $147.6 million attributable to related lignite reserves which had not previously been addressed by the Utility Commission. If appropriate rate treatment of these amounts is not ultimately received, HL&P could be required to write off any unrecoverable portions of its Malakoff investment.

(12)      CABLE TELEVISION ACQUISITION

          In July 1994, KBLCOM acquired the stock of three cable companies serving approximately 48,000 customers in the Minneapolis area in exchange for 587,646 shares of common stock of the Company. The total purchase price of approximately $80 million included the assumption of approximately $60 million in liabilities.

(13)      RAILROAD SETTLEMENT PAYMENTS

          In July 1994, HL&P contributed as equity its rights to receive certain railroad settlement payments to HL&P Receivables, Inc. (HLPR), a wholly-owned subsidiary of HL&P. HLPR transferred the receivables to a trust. A bank purchased certificates evidencing a senior interest in the trust and HLPR holds a certificate evidencing a subordinate interest in the trust. HL&P received as a dividend on its equity investment in HLPR approximately $66.1 million, an amount equal to HLPR's proceeds from the sale. Consistent with the manner in which HL&P recorded receipts of the settlement payments, HL&P recorded the transaction as a $66.1 million reduction to reconcilable fuel expense in July 1994. The reduction to reconcilable fuel expense had no effect on earnings.

(14)      INTERIM PERIOD RESULTS: RECLASSIFICATIONS

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

          As a result of the third quarter 1994 adoption of SOP 93-6 effective January 1, 1994, quarterly net income and earnings per common share amounts for the first and second quarter of 1994 required restatement as follows:

                                                                     Earnings
                                             Operating      Net         per
          Quarter Ended           Revenues     Income      Income     Share(a)
          -------------          ----------   --------    --------   ---------
             1994                           (Thousands of Dollars)
             ----
          March 31.............  $  882,101   $150,673    $ 30,175   $    0.23
          Adjustment 1(b)......                             (4,277)      (0.03)
          Adjustment 2(c)......                                           0.01
                                 ----------   --------    --------   ---------
          March 31 Restated....  $  882,101   $150,673    $ 25,898   $    0.21
                                 ==========   ========    ========   =========

          June 30..............  $1,066,660   $300,797    $133,828    $   1.02
          Adjustment 1(b)......                             (7,103)      (0.06)
          Adjustment 2(c)......                                           0.07
                                 ----------   --------    --------  ----------
          June 30 Restated.....  $1,066,660   $300,797    $126,725  $     1.03
                                 ==========   ========    ========  ==========

          (a) Quarterly earnings per share are based on the weighted average number of shares outstanding during the quarter.

          (b) Adjustment to reflect the adoption of SOP 93-6. See Note 2 to these financial statements.

          (c) Adjustment to reflect the restatement of weighted average shares outstanding. Pursuant to the adoption of SOP 93-6, weighted average shares outstanding were reduced by the shares in the ESOP not yet committed to be released to savings plan participants. Adjusted weighted average shares outstanding for the three months ended March 31, 1994 and June 30, 1994 were 122,421,159 and
              122,507,671, respectively. See Note 4 to these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          COMPANY. Selected financial data for Houston Industries Incorporated (Company) is set forth below:

                                      Three Months Ended
                                         September 30,
                                  ----------------------------       Percent
                                     1994              1993          Change
                                  ----------        ----------       ------
                                    (Thousands of Dollars)

Revenues ....................     $1,215,980        $1,416,332        (14)
Operating Expenses ..........        751,942           902,472        (17)
Operating Income ............        464,038           513,860        (10)
Other Income ................          2,044            12,149        (83)
Interest and Other Charges ..         98,490           104,873         (6)
Income Taxes ................        131,624           160,727        (18)
Net Income ..................        235,968           260,409         (9)

                                      Nine Months Ended
                                         September 30,
                                  ----------------------------       Percent
                                     1994              1993          Change
                                  ----------        ----------       ------
                                    (Thousands of Dollars)

Revenues ....................     $3,164,741        $3,350,044         (6)
Operating Expenses ..........      2,249,233         2,460,517         (9)
Operating Income ............        915,508           889,527          3
Other Income ................          6,237            41,726        (85)
Interest and Other Charges ..        298,468           322,810         (8)
Income Taxes ................        226,486           220,770          3
Net Income ..................        388,591           387,673         --

       The Company had consolidated earnings per share of $1.92 for the third quarter of 1994, compared to consolidated earnings per share of $2.00 for the third quarter of 1993. Consolidated earnings per share for the nine months ended September 30, 1994 was $3.17, compared to $2.99 per share for the same period in 1993. Earnings per share for the third quarter of 1994 compared to the same period in 1993 decreased primarily due to the decline in earnings at Houston Lighting & Power (HL&P) partially offset by the effects of the adoption of Statement of Position 93-6 (SOP 93-6), both discussed below. Earnings per share for the first nine months of 1994 were positively affected by both increased earnings at HL&P and the adoption of SOP 93-6 when compared to the same period in 1993.

       In the third quarter of 1994, the Company adopted the American Institute of Certified Public Accountants SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans" effective January 1, 1994, which reduced net income but increased earnings per share. Earnings for the three and nine months ended September 30, 1994 were reduced by $.4 million and $11.8 million, respectively, as a result of the adoption of SOP 93-6. SOP 93-6 required that weighted average common shares outstanding be reduced by the shares in the Employee Stock Ownership Plan not yet allocated to savings plan participants (7,936,564 shares at September 30, 1994). The net effect was an increase in consolidated earnings per share for the third quarter and first nine months of 1994. Without the effects of the SOP 93-6 adoption, the Company's consolidated earnings per share for the three and nine months ended September 30,1994 would have been $1.80 and $3.06, respectively. For a further discussion of the effects of adoption of SOP 93-6, see Notes 2, 4 and 14 to the financial statements in Item 1 of this Report.

       The Company recorded in the first quarter of 1994 a one-time, after-tax charge to income of $8.2 million in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No.112, "Employer's Accounting for Postemployment Benefits". The ongoing 1994 charges to income related to SFAS No. 112 are not expected to be material.

Electric Utility Operations:

       HL&P.  GENERAL.  Selected financial data for HL&P is set forth below:

                                      Three Months Ended
                                         September 30,
                                  ----------------------------       Percent
                                     1994              1993          Change
                                  ----------        ----------       ------
                                    (Thousands of Dollars)

Revenues ..........................   $1,150,946      $1,355,339      (15)
Operating Expenses ................      830,087       1,000,118      (17)
Operating Income ..................      320,859         355,221      (10)
Interest Charges ..................       61,138          72,816      (16)
Income After Preferred Dividends ..      251,092         271,594       (8)

                                      Nine Months Ended
                                         September 30,
                                  ----------------------------       Percent
                                     1994              1993          Change
                                  ----------        ----------       ------
                                    (Thousands of Dollars)

Revenues ..........................   $2,977,433      $3,166,173       (6)
Operating Expenses ................    2,316,853       2,508,726       (8)
Operating Income ..................      660,580         657,447       --
Interest Charges ..................      187,469         220,381      (15)
Income After Preferred Dividends ..      435,256         408,933        6

       The decrease in HL&P's earnings for the third quarter of 1994 as compared to the same period in 1993 resulted primarily from lower residential kilowatt hour (KWH) sales due to relatively mild weather in August and September of 1994 as compared to the hotter-than-normal weather in the third quarter of 1993, partially offset by increased commercial sales. Additionally, a $13.0 million franchise tax refund received in the third quarter of 1993 and reduced interest expense resulting from previous refinancing activities contributed to the change in earnings. HL&P's earnings for the nine month period of 1994 increased in comparison to earnings for the nine month period of 1993 primarily due to improved sales and reduced interest expense in 1994. The reduced interest expense reflects the continuing effects of previous refinancing activities. Additionally, the change in earnings between the first nine months of 1994 and 1993 was affected by the franchise tax refund received in the third quarter of 1993.

       OPERATING REVENUES AND SALES. Electric operating revenues decreased $204.4 million for the third quarter and $188.7 million for the first nine months of 1994, compared to the same periods in 1993. The decrease in the third quarter of 1994 was primarily due to a 3% decrease in residential KWH sales and a decrease in reconcilable fuel revenues, partially offset by a 2% increase in commercial KWH sales. The decrease for the first nine months of 1994 was primarily due to a decrease in reconcilable fuel revenues, partially offset by increases in residential and commercial KWH sales of 2% and 4%, respectively. Base revenues for the third quarter of 1994 decreased $40.1 million compared to 1993 due mainly to differences in weather conditions between the two periods, partially offset by a 1.7% increase in the number of customers in 1994. The increase in base revenues of $40.1 million for the first nine months of 1994 when compared to 1993 resulted primarily from improved sales in the service area.

       FUEL AND PURCHASED POWER EXPENSES. Fuel expenses decreased $134.3 million and $142.8 million for the third quarter and first nine months of 1994, respectively, compared to the same periods of the previous year. These decreases were primarily due to decreases in the unit cost of all fuels, a reduction to reconcilable fuel expense resulting from payments HL&P received upon the transfer of its rights to receive certain railroad settlement payments, and the resumption of the use of nuclear fuel coinciding with the start up of Unit Nos. 1 and 2 of the South Texas Project Electric Generating Station (South Texas Project). For information regarding the railroad settlement payments, see Note 13 to the financial statements in Item 1 of this Report. Purchased power expense decreased $25.5 million for the third quarter and $81.9 million for the first nine months of 1994 when compared to the same period in 1993 due to the expiration of a purchase power contract. For information regarding reconcilable fuel revenues and HL&P's fuel reconciliation proceeding, see Note 9(a) to the financial statements in Item 1 of this Report and Note 10(g) of the Notes to the Company's Consolidated and HL&P's Financial Statements included in the 1993 Combined Form 10-K.

       OPERATION AND MAINTENANCE, DEPRECIATION AND AMORTIZATION, AND INTEREST EXPENSES. Electric operation and maintenance expense for the third quarter and first nine months of 1994 decreased $13.0 million and $23.2 million, respectively, compared to the same periods in 1993. Depreciation and amortization expense for the third quarter and first nine months of 1994 increased $3.1 million and $9.2 million, respectively, compared to the same periods in 1993, primarily due to an increase in depreciable property and the amortization, beginning in January 1994, of Demand Side

Management expenditures. Interest expense for the third quarter and first nine months of 1994 decreased $11.1 million and $32.5 million, respectively, compared to the same periods in 1993, primarily due to previous refinancing activities.

       RATE PROCEEDINGS, SOUTH TEXAS PROJECT AND RELATED MATTERS. HL&P is a party to a proceeding (Docket No. 12065) pursuant to Section 42 of the Texas Public Utility Regulatory Act of 1975, as amended (PURA), to determine whether its existing rates are just and reasonable. Other issues to be addressed in this and related proceedings before the Public Utility Commission of Texas (Utility Commission) include (i) whether additional fuel-related expenses incurred during the 1993-1994 outages at the South Texas Project should be deemed unreasonable and not recoverable by HL&P; (ii) an inquiry into the prudence of HL&P's operation of the South Texas Project; and (iii) whether any mismanagement of the South Texas Project should be taken into account in considering HL&P's appropriate rate of return in the pending Section 42 rate proceeding. No final decisions by the Utility Commission are expected before the summer of 1995.

       In a Section 42 rate proceeding involving Central Power & Light Company
(CPL), one of the South Texas Project's other owners, a staff member of the Utility Commission recommended removal from CPL's rate base of an aggregate amount equal to 19% of CPL's investment in the South Texas Project Unit No. 1, 16% of CPL's investment in the South Texas Project Unit No. 2, and 17.5% of CPL's investment in the South Texas Project's common facilities. The staff member's recommendation is based on his conclusion that these portions of the South Texas Project are not "used and useful." The staff member contends that because the South Texas Project has not operated at a capacity in accordance with alleged preconstruction projections of operating capacity, the percentage difference between those alleged projections and the units' actual performance represents capacity not used and useful in providing service. The staff member who made the recommendations in CPL's Section 42 proceeding is expected to testify in HL&P's Section 42 proceeding (Docket No. 12065). HL&P intends to vigorously oppose the adoption of such a recommendation by the Utility Commission in HL&P's proceeding.

       Although the Company and HL&P believe that the Section 42 inquiry into HL&P's rates is unwarranted and that the South Texas Project has been prudently managed, there can be no assurance as to the outcome of this proceeding, and HL&P's rates could be reduced following such a hearing. HL&P believes, however, that any reduction in base rates as a result of a Section 42 inquiry would take effect prospectively.

       For additional information concerning these and other related matters (including the United States Nuclear Regulatory Commission (NRC) diagnostic evaluation of the South Texas Project and the NRC's listing of the South Texas Project on the "watch list" as well as litigation on administrative proceedings involving the South Texas Project), see Notes 8, 9(a), and 11 to the financial statements in Item 1 of this Report.
                                      -32-
Cable Television Operations:

       KBLCOM. KBLCOM Incorporated (KBLCOM), the Company's cable television subsidiary, experienced a loss, before long-term financing cost with parent, of $2.5 million in the third quarter of 1994 compared to a loss of $7.2 million for the same period in 1993. For the nine months ended September 30, 1994, KBLCOM experienced a loss of $8.6 million compared to $11.4 million for the same period in the prior year.

       KBLCOM's results of operations for the third quarter of 1994 improved from the third quarter of 1993 due to higher revenues resulting from the addition of approximately 86,000 customers, including 48,000 from the July 1994 cable television acquisition. For a discussion of the cable television acquisition, see Note 12 to the financial statements in Item 1 of this Report. This growth was partially offset by the introduction of lower rates for basic service mandated by the Cable Television Consumer Protection and Competition Act of 1992 (1992 Cable Act). KBLCOM's results of operations for the first nine months of 1994 improved, when compared to the same period of 1993, due to a one-time charge in 1993 of $6.9 million resulting from a 1% increase in the corporate tax rate. This increase was partially offset by the effects of the mandatory rate reduction noted above, as well as, higher operating expenses and higher depreciation and amortization costs.

       REVENUES AND EXPENSES. Revenues for the third quarter and first nine months of 1994 increased $4.0 million or 6.6% and $3.4 million or 1.9%, respectively, compared to the same periods in 1993. Operating expenses for the third quarter and first nine months of 1994 increased $3.4 million or 9.2% and $7.7 million or 7.0%, respectively, compared to the same periods in 1993. Operating margins (revenue less operating expenses exclusive of depreciation and amortization) decreased from 40% to 39% for the third quarter of 1993 and 1994, respectively, and from 40% to 37% for the nine months ended September 30, 1993 and 1994, respectively. Depreciation and amortization expense for the third quarter and nine months ended September 30, 1994 increased $1.7 million or 8.8% and $3.8 million or 6.5%, respectively, compared to the same periods in 1993. KBLCOM's equity interest in the pre-tax earnings of its jointly-owned cable television partnership, Paragon Communications (Paragon), for the third quarter of 1994 was $8.2 million, a decrease of $.3 million or 3.7% from the third quarter of 1993. KBLCOM's share of Paragon's earnings for the nine months ended September 30, 1994 was $23.9 million, an increase of $.1 million or .5% over the same periods of the previous year.

       Basic service revenues for the third quarter of 1994 increased $1.5 million or 3.7% while they decreased $3.4 million or 2.7% for the nine months ended September 30, 1994 compared to the same periods of the previous year. The decline was due to the regulation (commencing in the third quarter of 1993) of basic service rates under the 1992 Cable Act. This decrease was partially offset by the addition of approximately 86,000 customers (including 48,000 acquired in the cable television acquisition) from the third quarter of 1993. At September 30, 1994 and 1993, KBLCOM operated systems serving approximately 678,000 and 592,000 basic subscribers, respectively.

       Premium service revenues for the quarter and nine months ended September 30, 1994 increased $1.1 million or 11.4% and $2.1 million or 7.1%, respectively, compared to the same periods in the previous year due primarily to the additional revenue derived from the cable television acquisition and increased sales of premium products.
                                      -33-

       Pay-per-view revenues for the third quarter of 1994 were unchanged from the same period of the prior year. For the nine months ended September 30, 1994, pay-per-view revenues decreased $.3 million or 3.4% compared to the same period of the previous year.

       Ancillary revenues including advertising and installation fees for the quarter and nine months ended September 30, 1994 increased $1.4 million or 18.1% and $5.0 million or 23.2%, respectively, compared to the same periods of the previous year.

       1992 CABLE ACT. In October 1992, the 1992 Cable Act became law. The 1992 Cable Act significantly revised various provisions of the Cable Communications Policy Act of 1984. For a further discussion regarding the 1992 Cable Act, see "Business-Business of KBLCOM - Regulation" in Item 1 of the 1993 Combined Form 10-K, Item 5 of Part II of the Combined Form 10-Q filed for the quarter ended March 31, 1994 and Note 7(b) to the financial statements in Item 1 of this Report.

       Regulations issued under the 1992 Cable Act are lengthy and complex. KBLCOM has adjusted its rates for regulated services in accordance with these rules. Due to continuing ambiguity and uncertainty in the enforcement of the 1992 Cable Act, KBLCOM's basic, tier, equipment and installation rates may be further reduced. The decline in revenue due to such rules is not expected to have a material adverse effect on KBLCOM's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company:

       GENERAL. The Company's cash requirements stem primarily from operating expenses, capital expenditures, payment of common stock dividends, payment of preferred stock dividends of subsidiary and interest and principal payments on debt. Net cash provided by operating activities totaled $954.9 million for the nine months ended September 30, 1994.

       Net cash used in investing activities for the nine months ended September 30, 1994, totaled $425.8 million, primarily due to electric capital and nuclear fuel expenditures of $297.9 million, cable television additions of $92.7 million and other capital expenditures of $22.6 million.

       Financing activities for the nine months of 1994 resulted in a net cash outflow of $536.1 million. The Company's primary financing activities include the repayment of short-term borrowings, the redemption of preferred stock, the payment of dividends and the repayment of matured long-term debt. For further information with respect to these matters, reference is made to Notes 3 and 5 to the financial statements in Item 1 of this Report.

       SOURCES OF CAPITAL RESOURCES AND LIQUIDITY. The Company has registered with the Securities and Exchange Commission (SEC) $250 million of debt securities which remain unissued. Proceeds from any sales of these securities are expected to be used for general corporate purposes including investments in and loans to subsidiaries.
                                      -34-

       The Company also has registered with the SEC five million shares of its common stock. Proceeds from the sale of these securities could be used for general corporate purposes, including, but not limited to, the redemption, repayment or retirement of outstanding indebtedness of the Company or the advance or contribution of funds to one or more of the Company's subsidiaries to be used for their general corporate purposes, including, without limitation, the redemption, repayment or retirement of indebtedness or preferred stock.

       The Company's outstanding commercial paper at September 30, 1994, was approximately $378.6 million, which is supported by a $600 million bank credit facility.

       RATIOS OF EARNINGS TO FIXED CHARGES. The Company's ratios of earnings to fixed charges for the nine and twelve months ended September 30, 1994 were 2.95 and 2.56, respectively. The Company believes that the ratio for the nine-month period is not necessarily indicative of the ratio for a twelve-month period due to the seasonal nature of HL&P's business.

Electric Utility:

       HL&P. GENERAL. HL&P's cash requirements stem primarily from operating expenses, capital expenditures, payment of dividends and interest and principal payments on debt. HL&P's net cash provided by operating activities for the first nine months of 1994 totaled $1.0 billion. In July 1994, HL&P contributed as equity its rights to receive certain railroad settlement payments to HL&P Receivables, Inc., a wholly-owned subsidiary of HL&P. Following the transfer of such receivables to a trust, HL&P received $66.1 million, which was recorded as a reduction to its reconcilable fuel expense in July 1994. The reduction to reconcilable fuel expense had no effect on earnings. For a further discussion of this transaction, see Note 13 to the financial statements in Item 1 of this Report.

       Net cash used in HL&P's investing activities for the first nine months of 1994 totaled $307.7 million. HL&P's capital and nuclear fuel expenditures (excluding Allowance for Funds Used During Construction) for the first nine months of 1994 totaled $297.9 million out of the $478 million annual budget. HL&P expects to finance its remaining 1994 capital expenditures through funds generated internally from operations.

       HL&P's financing activities for the first nine months of 1994 resulted in a net cash outflow of approximately $478.9 million. Included in these activities were the payment of dividends, repayment of short-term borrowings, the redemption of preferred stock, and the repayment of matured long-term debt. For further information with respect to these matters, reference is made to Notes 3 and 5 to the financial statements in Item 1 of this Report.

       SOURCES OF CAPITAL RESOURCES AND LIQUIDITY. HL&P has registered with the SEC $230 million aggregate liquidation value of preferred stock and $580 million aggregate principal amount of debt securities that may be issued as first mortgage bonds and/or as debt securities collateralized by first mortgage bonds. Proceeds from any sales of these securities could be used for general corporate purposes including the purchase, redemption (to the extent permitted by the terms of the outstanding securities), repayment or retirement of HL&P's outstanding indebtedness or preferred stock.

       At September 30, 1994, HL&P had approximately $229 million in cash and cash equivalents invested in short-term investments. In addition, HL&P has a commercial paper program supported by a bank line of credit of $400 million. HL&P had no commercial paper outstanding at September 30, 1994.

       RATIOS OF EARNINGS TO FIXED CHARGES. HL&P's ratios of earnings to fixed charges for the nine and twelve months ended September 30, 1994, were 4.58 and 3.91, respectively. HL&P's ratios of earnings to fixed charges and preferred dividends for the nine and twelve months ended September 30, 1994, were 3.84 and 3.30, respectively. HL&P believes that the ratios for the nine-month period are not necessarily indicative of the ratios for a twelve-month period due to the seasonal nature of HL&P's business.

Cable Television:

       KBLCOM. GENERAL. KBLCOM's cash requirements stem primarily from operating expenses, capital expenditures, and interest and principal payments on debt. KBLCOM's net cash provided by operating activities was $35.5 million for the nine months ended September 30, 1994.

       Net cash used in KBLCOM's investing activities for the nine months ended September 30, 1994 totaled $57.6 million, primarily due to cable television additions of $51.0 million. These amounts were financed principally through internally generated funds and intercompany borrowings.

       KBLCOM's financing activities for the nine months ended September 30, 1994 resulted in a net cash inflow of $22.1 million. Included in these activities were the reduction of third party debt, and an increase in borrowings from the Company.

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

       SOURCES OF CAPITAL RESOURCES AND LIQUIDITY. In March 1994, KBL Cable, Inc. (KBL Cable) reduced its outstanding indebtedness by $10.4 million through scheduled principal payments. Additional borrowings under KBL Cable's bank facilities are subject to certain covenants which relate primarily to the maintenance of certain financial ratios, principally debt to cash flow and interest coverages. KBL Cable presently is in compliance with such covenants. KBLCOM's cash requirements for the remainder of 1994 are expected to be met primarily through operations and intercompany borrowings.

                          PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

                 For a description of legal proceedings affecting the Company and its subsidiaries, including HL&P, reference is made to the information set forth in Item 1 of Part II of the Combined Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994, and Item 3 of the 1993 Combined Form 10-K and Notes 9, 10 and 11 to the Company's financial statements in Item 8 of the 1993 Combined Form 10-K, as updated by the description of developments in regulatory and litigation matters contained in Notes 8, 9 and 10 of the Notes in Part 1 to the financial statements of this Report, all of which are incorporated herein by reference.

                 In October 1994, the United States Court of Appeals for the Fifth Circuit affirmed a district court's decision granting summary judgment in favor of the Company and HL&P and dismissing a lawsuit filed by former HL&P employees who claimed their employment had been terminated in violation of the WORKER ADJUSTMENT AND RETRAINING NOTIFICATION ACT.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


(a)    Exhibits.

  HOUSTON INDUSTRIES INCORPORATED:


  Exhibit 11     -    Computation of Earnings per Common Share and Common
                      Equivalent Share.

  Exhibit 12     -    Computation of Ratios of Earnings to Fixed Charges.

  Exhibit 27     -    Financial Data Schedule.

  Exhibit 99(a)  -    Notes 8(a), 9, 10, 11 and 12 of the Notes to the
                      Consolidated Financial Statements included on pages 83 through 97 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7629).

  Exhibit 99(b)  -    Part I, Item 3 - Legal Proceedings included on pages
                      37 and 38 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7629).

  Exhibit 99(c)  -    Part II, Item 1 - Legal Proceedings included on
                      pages 31 and 32 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (File
                      No. 1-7629).

  Exhibit 99(d)  -    Part II, Item 1 - Legal Proceedings included on page
                      35 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 1-7629).

  Exhibit 99(e)  -    Notes 6, 7(b), 8(d), 8(e) and 8(g) of the Notes to
                      the Consolidated Financial Statements included on pages
                      17 through 20 of the Company's Quarterly Report on Form
                      10-Q for the quarter ended June 30, 1994 (File No.
                      1-7629).

  Exhibit 99(f)  -    Second Amendment to Houston Industries Incorporated
                      Savings Plan as Amended and Restated effective January
                      1, 1994, effective as of January 1, 1994.

  HOUSTON LIGHTING & POWER COMPANY:

  Exhibit 12     -    Computation of Ratios of Earnings to Fixed Charges
                      and Ratios of Earnings to Fixed Charges and Preferred
                      Dividends.

  Exhibit 27     -    Financial Data Schedule.

  Exhibit 99(a)  -    Notes 8(a), 9, 10, 11 and 12 of the Notes to the
                      Financial Statements included on page 104 of HL&P's
                      Annual Report on Form 10-K for the year ended December
                      31, 1993 (File No. 1-3187) (incorporated by reference to Exhibit 99(a) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1994
                      (File No. 1-7269).)

  Exhibit 99(b)  -    Part I, Item 3 - Legal Proceedings included on pages
                      37 and 38 of HL&P's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-3187)
                      (incorporated by reference to Exhibit 99(b) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1994 (File No. 1-7269).)

  Exhibit 99(c)  -    Part II, Item 1 - Legal Proceedings included on
                      pages 31 and 32 of HL&P's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (File No. 1-3187)
                      (incorporated by reference to Exhibit 99(c) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1994 (File No. 1-7269).)

  Exhibit 99(d)  -    Part II, Item 1 - Legal Proceedings included on page
                      35 of HL&P's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 1-7629)
                      (incorporated by reference to Exhibit 99(d) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1994 (File No. 1-7269).)

  Exhibit 99(e)  -    Notes 6, 7(b), 8(d), 8(e) and 8(g) of the Notes to
                      the Financial Statements included on pages 17 through 20 of HL&P's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 1-7629)
                      (incorporated by reference to Exhibit 99(e) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1994 (File No. 1-7269).)

(b)    Reports on Form 8-K.

       None.
                                      -38-

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HOUSTON INDUSTRIES INCORPORATED
                                               (Registrant)

                                   /s/ Mary P. Ricciardello
                                       Mary P. Ricciardello
                                       Comptroller and Principal
                                       Accounting Officer
Date:  November 11, 1994
                                      -39-

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

Date:  November 11, 1994