Form 10-K405
period 1994-12-31
HOUSTON INDUSTRIES INC; HOUSTON LIGHTING & POWER CO
filed 1995-03-15
CIK 202131, 48732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1994
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 (NO FEE REQUIRED) For the transition period from ______________________ to ______________________

COMMISSION FILE NUMBER 1-7629

                        HOUSTON INDUSTRIES INCORPORATED
             (Exact name of registrant as specified in its charter)

             TEXAS                                     74-1885573
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)

        5 POST OAK PARK
      4400 POST OAK PARKWAY
      HOUSTON, TEXAS 77027                                (713) 629-3000
(Address and zip code of principal               (Registrant's telephone number,
       executive offices)                              including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------                -----------------------------------------
Common Stock, without par value,                New York Stock Exchange
and associated rights to purchase               Chicago Stock Exchange
      preference stock                           London Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

COMMISSION FILE NUMBER 1-3187

                        HOUSTON LIGHTING & POWER COMPANY
             (Exact name of registrant as specified in its charter)

             TEXAS                                     74-0694415
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)

       611 WALKER AVENUE
       HOUSTON, TEXAS 77002                                (713) 228-9211
(Address and zip code of principal                Registrant's telephone number,
     executive offices)                                including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                              -------------------
Preferred stock, cumulative, no par: $4 Series; $6.72 Series; $7.52 Series; $8.12 Series; Variable Term Cumulative Preferred Stock, Series A; Variable Term Cumulative Preferred Stock, Series B; Variable Term Cumulative Preferred Stock, Series C; Variable Term Cumulative Preferred Stock, Series D; $8.50 Series; and $9.375 Series.

     Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /

     The aggregate market value of the voting stock held by non-affiliates of Houston Industries Incorporated was $4,963,962,077 as of March 1, 1995, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers.

     As of March 1, 1995, Houston Industries Incorporated had 131,336,234 shares of Common Stock outstanding, including 7,690,518 ESOP shares not deemed outstanding for financial statement purposes. See Note 1 to the financial statements in Item 8 of this Report. As of March 1, 1995, all 1,100 shares of Houston Lighting & Power Company's common stock were held, directly or indirectly, by Houston Industries Incorporated.

     Portions of the definitive proxy statement relating to the 1995 Annual Meeting of Shareholders of Houston Industries Incorporated, which will be filed within 120 days of December 31, 1994, are incorporated by reference in Item 10,
Item 11, Item 12 and Item 13 of Part III of this form.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                      HOUSTON INDUSTRIES INCORPORATED AND
                        HOUSTON LIGHTING & POWER COMPANY
                 Form 10-K for the Year Ended December 31, 1994

PART I                        TABLE OF CONTENTS                         PAGE NO.
- ------                                                                  --------
Item 1.  Business:

   The Company and Its Subsidiaries........................................    3
   Business of HL&P........................................................    4
   Business of KBLCOM......................................................   16
   Business of HI Energy...................................................   25
   Regulation of the Company...............................................   26
   Executive Officers of the Company.......................................   27
   Executive Officers of HL&P..............................................   28

Item 2.   Properties.......................................................   29

Item 3.   Legal Proceedings................................................   31

Item 4.   Submission of Matters to a Vote of Security Holders..............   32

PART II
- -------
Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters......................................   33

Item 6.   Selected Financial Data:

   The Company.............................................................   34
   HL&P....................................................................   35

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................   36

Item 8.   Financial Statements and Supplementary Data:

   Consolidated Financial Statements.......................................   53
   HL&P Financial Statements...............................................   62
   Notes to Consolidated Financial Statements..............................   70
   Notes to HL&P Financial Statements......................................  100

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  108

PART III
- --------
Item 10.  Directors and Executive Officers of the Company and HL&P.........  108

Item 11.  Executive Compensation...........................................  110

Item 12.  Security Ownership of Certain Beneficial Owners and Management...  118

Item 13.  Certain Relationships and Related Transactions...................  120

PART IV
- -------
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..  121

                                      -2-

         This combined Form 10-K is separately filed by Houston Industries Incorporated (Company) and Houston Lighting & Power Company (HL&P). Information contained herein relating to HL&P is filed by the Company and separately by HL&P on its own behalf. HL&P makes no representation as to information relating to the Company (except as it may relate to HL&P), KBLCOM Incorporated (KBLCOM), Houston Industries Energy, Inc. (HI Energy) or to any other affiliate or subsidiary of the Company.


                                     PART I
ITEM 1.  BUSINESS.
                        THE COMPANY AND ITS SUBSIDIARIES

         The Company, incorporated in Texas in 1976, is a holding company operating principally in two business segments, the electric utility business and the cable television business. The Company conducts its operations primarily through three subsidiaries: HL&P, its principal operating subsidiary, KBLCOM and HI Energy. For a description of the Company's status under the Public Utility Holding Company Act of 1935 (1935 Act), see "REGULATION OF THE COMPANY."

         HL&P is engaged in the generation, transmission, distribution and sale of electric energy and serves over 1.4 million customers in a 5,000 square-mile area of the Texas Gulf Coast, including Houston. As of December 31, 1994, the total assets and common stock equity of HL&P represented 88 percent of the Company's consolidated assets and 114 percent of the Company's consolidated common stock equity, respectively. For the year ended December 31, 1994, the operations of HL&P accounted for 114 percent of the Company's consolidated net income.

         The cable television operations of the Company are conducted through KBLCOM and its subsidiaries. This segment includes five cable television systems located in four states and a 50 percent interest in Paragon Communications (Paragon), a Colorado partnership which owns systems located in seven states. As of December 31, 1994, KBLCOM's wholly-owned systems served approximately 690,000 basic cable customers and Paragon served approximately 967,000 basic cable customers.

         The Company has entered into an agreement to dispose of its cable television operations. Under an agreement executed on January 26, 1995, KBLCOM will become a wholly-owned subsidiary of Time Warner Inc. (Time Warner). Closing of the transaction, which is expected to occur in the second half of 1995, is subject to the approval of certain franchise authorities and other governmental entities. Time Warner will issue one million shares of its common stock and 11 million shares of a newly-issued series of its convertible preferred stock to the Company and will purchase certain intercompany debt of KBLCOM from the Company for approximately $600 million, subject to adjustment. For a further discussion of the transaction, see "Management's Discussion and Analysis of Financial Condition - LIQUIDITY AND CAPITAL RESOURCES - Company - Sources of Capital Resources and Liquidity" in Item 7 of this Report and Note 21(a) to the Company's Consolidated Financial Statements in Item 8 of this Report.

         HI Energy participates in domestic and foreign power generation projects and invests in the privatization of foreign electric utilities.

         As of December 31, 1994, the Company and its subsidiaries had 11,498 full-time employees.

         For certain financial information with respect to each of the Company's two principal business segments, see Note 16 to the Company's Consolidated Financial Statements in Item 8 of this Report.

                                      -3-

                                BUSINESS OF HL&P

         HL&P, incorporated in Texas in 1906, is engaged in the generation, transmission, distribution and sale of electric energy. Sales are made to residential, commercial and industrial customers in a 5,000 square-mile area of the Texas Gulf Coast, including Houston.

CERTAIN FACTORS AFFECTING HL&P'S ELECTRIC UTILITY BUSINESS

         As an electric utility, HL&P has been affected, to varying degrees, by a number of factors affecting the electric utility industry in general. These factors include an increasingly competitive environment; slower growth in the domestic utility industry; the high cost of compliance with environmental and nuclear regulations; changes in the regulation of the generation and transmission of electricity at the federal and state level; and prudence audits and other litigation relating to the operation of the South Texas Project Electric Generating Station (South Texas Project). HL&P is unable to predict the future effect of these or other factors upon its operations and financial condition. For a discussion of various regulatory changes affecting HL&P and other electric utilities (including the impact of increased competition in the electric utility industry), see "Competition" and "Regulatory Matters" below.

         A major factor that will affect HL&P during 1995 is the resolution of its pending rate proceeding. For information concerning the proposed settlement of such proceeding and other contingencies relating to the South Texas Project see Notes 1(f), and 2 through 5 to the Company's Consolidated and HL&P's Financial Statements (Financial Statements) included in
Item 8 of this Report.

NATURE OF SERVICE AREA

         Although the Houston economy slowly continues to expand and diversify in numerous areas, such as medical, professional and engineering services, HL&P's service area is still dependent, to a large degree, on companies engaged in the oil, gas and chemical industries. These industries accounted for approximately $292 million of HL&P's 1994 base (non-fuel) revenues, representing 42 percent of industrial electric base revenues and 11 percent of total electric base revenues.
                                      -4-

MAXIMUM HOURLY FIRM DEMAND AND CAPABILITY

         The following table sets forth, for the years indicated, information with respect to HL&P's net capability, maximum hourly firm demand and the resulting reserve margin:

                                                             Maximum Hourly Firm Demand
                                                         ---------------------------------
            Installed                                                             % Change
               Net         Purchased       Total Net                                From    Reserve
            Capability       Power        Capability                                Prior    Margin
Year          (MW)          (MW)<F1>        (MW)          Date         MW<F2>       Year      (%)
- ----        ----------     ----------     ----------     -------      -------     --------   ------
1990          13,584          945           14,529       Aug. 27       11,150        6.6      30.3
1991          13,583          945           14,528       Aug. 21       10,908       (2.2)     33.2
1992          13,583          945           14,528       Jul. 30       10,783       (1.1)     34.7
1993          13,679          945           14,624       Aug. 19       11,397        5.7      28.3
1994          13,666          720           14,386       Jun. 28       11,245       (1.3)     27.9

<F1>     Reflects firm capacity purchased. At year-end 1994, HL&P had contracts totaling 445 megawatts (MW) of firm capacity and associated energy (net of a 325 MW contract that expired on December 31, 1994). These contracts expire as follows: 1998 - 125 MW and 2005 - 320 MW.

<F2>     Does not include interruptible load. Including interruptible demand, the maximum hourly demand served in 1994 was 12,009 MW compared to 12,472 MW in 1993.

         HL&P currently expects maximum hourly firm demand for electricity to grow at a compound annual rate of about 1.7 percent over the next ten years. Assuming average weather conditions and including the net effects of HL&P's demand-side management (DSM) programs, reserve margins are projected to decrease from an estimated 23 percent in 1995 to an estimated 17 percent in 1999 as a result of growth in firm demand and the expiration of a firm purchased power contract. For long-term planning purposes, HL&P intends to maintain reserve margins in the range of 15 to 20 percent in excess of maximum hourly firm demand load requirements.

         HL&P experiences significant seasonal variation in its sales of electricity. Sales during the summer months are typically higher than sales during other months of the year due, in large part, to the reliance on air conditioning in HL&P's service territory. HL&P's 1994 maximum hourly firm demand decreased 1.3 percent compared to 1993, a year of unusually warm summer weather. See Note 20 to the Financial Statements in Item 8 of this Report for a presentation of certain quarterly unaudited financial information for 1993 and 1994.

COMPETITION

         HL&P and other members of the electric utility industry, like other regulated industries, are being subjected to technological, regulatory and economic pressures that are increasing competition and offer the possibility for fundamental changes in the industry and its regulation. The electric utility industry historically has been composed of vertically integrated companies which largely have been the exclusive providers of electric service within a governmentally- defined geographic area. Prices for that service have been set by governmental authority under
                                      -5-

principles that were designed to provide the utility with an opportunity to recover its costs of providing electric service plus a reasonable return on its invested capital.

         By legislation adopted in 1978, Congress contributed to the development of new sources of electric generation by freeing cogenerators (i.e., facilities which produce electrical energy along with thermal energy used for industrial processes, usually the generation of steam) from most regulatory constraints applicable to traditional utilities, such as state and federal pricing regulation and organizational restrictions arising under the 1935 Act. This legislation contributed to the development of approximately 40 cogeneration facilities in the highly industrialized Houston area, with a power generation capability of over 5,000 MW. As a consequence, HL&P has lost some industrial customers to self-generation (representing approximately 2,500 MW), and additional projects continue to be considered by customers.

         In 1992 Congress authorized, in the Energy Policy Act, another category of wholesale generators, Exempt Wholesale Generators (EWGs). Like cogenerators, these entities exist to sell electric energy at wholesale, but unlike cogenerators, EWGs may be formed for the generation of electricity without regard to the simultaneous production of thermal energy. Congress chose to free EWGs from the structural constraints applicable to traditional utilities under the 1935 Act, but Congress also authorized traditional utilities to form such entities themselves without being burdened by those restrictions. At the same time, Congress placed significant limitations on the ability of traditional utilities to purchase power in their own service territories from an affiliated EWG.

         There are increasing pressures today by both cogenerators and exempt wholesale generators for access to the electric transmission and distribution systems of the regulated utilities in order to have greater flexibility in moving power to other purchasers, including access for the purpose of making retail sales to either affiliates of the unregulated generator or to other customers of the regulated utility. In February 1995, a new entity sought permission from the Public Utility Commission of Texas (Utility Commission) to construct a transmission line within HL&P's service territory for the purpose of transmitting power from a cogeneration facility owned by an industrial concern to an affiliate of that concern. This proceeding has been docketed by the Utility Commission, but currently is in its early stages.

         Neither federal nor Texas law currently permits retail sales by unregulated entities. However, changes to the Federal Power Act made in the Energy Policy Act of 1992 increase the power of the Federal Energy Regulatory Commission (FERC) to order utilities to transmit power generated by both regulated and unregulated entities to other wholesale customers, and efforts are underway in some states that may lead to broader authorization of transmission access for such entities and even to retail sales by such entities. HL&P anticipates that some of those arguments will be advanced in the current session of the Texas legislature during the consideration of the re-enactment to the Public Utility Regulatory Act (PURA), which governs electric regulation in Texas.
                                      -6-

         Traditional utilities such as HL&P also face increased competition from alternate energy sources, primarily natural gas. Gas suppliers increasingly are seeking to supplant traditional electric loads with gas-powered equipment, such as gas-powered chillers in air conditioning installations.

         HL&P continues to maintain an aggressive approach in attempting to preserve its existing customer base. HL&P has instituted various programs to reduce its costs and has adopted aggressive marketing programs to identify and respond to customer needs. One example is HL&P's development of the San Jacinto Steam Electric Station, a rate-based cogeneration facility that will begin service in 1995. In addition, in February 1995, the Utility Commission approved a new tariff proposed by HL&P that will allow special pricing for industrial customers who can demonstrate the ability to obtain electric service on terms more favorable than HL&P's traditional tariff offerings. While such pricing may retain such customers and minimize the prospect that HL&P would be left with stranded investment whose costs might have to be borne by customers who have no other alternatives, HL&P's revenues and earnings will be reduced from such pricing tariffs.

         In addition, HL&P and nine other Texas investor-owned utilities are supporting a legislative proposal for amendment to the PURA. That proposal calls for (i) a streamlined resource planning process, (ii) competitive bidding for new generation capacity requirements, (iii) regulatory incentives that reward efficiency and innovation and (iv) granting utilities pricing flexibility to meet the changing needs of their customers. These changes, if adopted in the form proposed by the utilities, would enhance the flexibility of regulated entities to address competition, while also providing utility customers with the benefits of more diverse energy supplies.

         Under rules adopted by the Utility Commission and under interconnection guidelines adopted by the Electric Reliability Council of Texas, Inc., through which a number of utilities and unregulated suppliers are connected, HL&P and other Texas utilities have provided for movement of power for both regulated and unregulated power suppliers at compensatory rates. Unregulated power suppliers continue to seek additional access and more favorable pricing provisions.

         At this time it is impossible to predict what changes to the electric utility industry will emerge as a result of any legislative changes that may be adopted by the Texas legislature. Nor is it possible to predict what other changes to the industry will emerge from federal regulatory and legislative initiatives or from regulatory decisions of the Utility Commission, though, it seems likely that such changes ultimately will increase the competition HL&P faces in supplying electric energy to its customers.

CAPITAL PROGRAM

         HL&P has a continuous program to maintain its existing production and transmission facilities and to expand its physical plant in response to customer needs. Currently, HL&P does not forecast a need for additional generating capacity until the year 2000. Thereafter, HL&P intends to satisfy such needs through the construction of combined cycle gas turbines at existing HL&P plant sites, the development of cogeneration projects, or through other means, such as purchased power contracts or DSM techniques.

                                      -7-

         In 1994, HL&P's capital expenditures were approximately $413 million, excluding Allowance for Funds Used During Construction (AFUDC). HL&P's capital program (excluding AFUDC) is currently estimated to cost approximately $364 million in 1995, $385 million in 1996 and $338 million in 1997. HL&P's capital program for the three-year period 1995 through 1997 consists primarily of improvements to its existing electric generating, transmission and distribution facilities. For the three-year period 1995 through 1997, HL&P's projected capital program consists of the following estimated principal expenditures:

                                                   Amount     Percent of Total
                                                 (millions)      Expenditures
                                                 ----------   -----------------
Generating facilities ........................    $  337            31%
Transmission facilities ......................        26             2%
Distribution facilities ......................       436            40%
Substation facilities ........................        89             8%
General plant facilities .....................       159            15%
Nuclear fuel .................................        40             4%
                                                  ------           ---
     Total ...................................    $1,087           100%
                                                  ======           ===

         Actual capital expenditures will vary from estimates as a result of numerous factors, including but not limited to changes in the rate of inflation, availability and relative cost of fuel and purchased power, changes in environmental laws, regulatory and legislative changes, and the effect of regulatory proceedings.

         For information regarding expenditures associated with (i) HL&P's share of nuclear fuel costs and (ii) environmental programs, see "Fuel - Nuclear Fuel
- - Supply" and "Regulatory Matters - Environmental Quality" below.

FUEL
         Based upon various assumptions relating to the cost and availability of fuels, plant operation schedules, actual in-service dates of HL&P's planned generating facilities, load growth, load management and environmental protection requirements, HL&P's estimate of its future energy mix is as follows:

                                                       Energy Mix (%)
                                             -----------------------------------
                                                               Estimated
                                             Historical  -----------------------
                                               1994      1995      1997     1999
                                             ----------  ----      ----     ----

Gas ....................................        34        39        36        40
Coal and Lignite .......................        43        40        40        41
Nuclear ................................         7         7         8         8
Purchased Power (cogeneration) .........        16        14        16        11
                                               ---       ---       ---       ---
         Total .........................       100       100       100       100
                                               ===       ===       ===       ===
                                      -8-

         There can be no assurance that the various assumptions upon which the estimates set forth in the table above are based will prove to be correct. Accordingly, HL&P's actual energy mix in future years may vary from the percentages shown in the table.

         NATURAL GAS SUPPLY. During 1994, HL&P purchased approximately 68 percent of its natural gas requirements pursuant to long-term contracts with various suppliers. The remaining 32 percent of HL&P's natural gas requirements was purchased on the spot market. In 1994, no individual supplier provided more than 26 percent of HL&P's natural gas requirements. Substantially all of HL&P's natural gas supply contracts contain pricing provisions based on fluctuating market prices.

         HL&P believes that it will be able to renew its long-term contracts as they expire or enter into similar contractual arrangements with other natural gas suppliers. HL&P has gas transportation arrangements with gas pipelines connected to certain of its generating facilities. HL&P also has a long-term contract for gas storage which provides working storage capacity of up to 3,500 billion British thermal units (BBtu) of natural gas. HL&P's average daily gas consumption during 1994 was 611 BBtu with peak consumption of 1,297 BBtu. HL&P's average cost of natural gas in 1994 was $1.90 per million British thermal units (MMBtu). HL&P's average cost of natural gas in 1993 and 1992 was $2.21 and $1.92 per MMBtu, respectively.

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

        COAL AND LIGNITE SUPPLY. Substantially all of the coal for HL&P's four coal-fired units at the W. A. Parish Electric Generating Station (W. A. Parish) is purchased under two long-term contracts from mines in the Powder River Basin area of Wyoming. Additional coal is obtained on the spot market. The coal is transported under terms of a long-term rail transportation contract to the W. A. Parish coal handling facilities. A substantial portion of the coal requirements for the projected operating lives of the four coal-fired units at W. A. Parish is expected to be met under such contracts.

         The lignite used to fuel the two units of the Limestone Electric Generating Station (Limestone) is obtained from a mine adjacent to the plant. HL&P owns the mining equipment, facilities and a portion of the lignite leases at the mine, which is operated by a contract miner under a long-term agreement. The lignite reserves currently under lease and contract are expected to provide a substantial portion of the fuel requirements for the projected operating lives of the Limestone units.

         NUCLEAR FUEL. SUPPLY. The supply of fuel for nuclear generating facilities involves the acquisition of uranium concentrates, conversion of such concentrates into uranium hexafluoride, enrichment of the uranium hexafluoride and fabrication of nuclear fuel assemblies. The South Texas Project fuel requirements are procured in common by the South Texas Project owners. HL&P and the other South Texas Project owners have on-hand or have contracted for the raw

                                      -9-

materials and services they expect to need for operation of the South Texas Project units through the years shown in the following table:

         Uranium .......................................     1996(1)
         Conversion ....................................     1996(1)
         Enrichment ....................................     2014(2)
         Fabrication ...................................     2005

(1) The South Texas Project owners have entered into contracts for uranium concentrates and conversion services that will provide approximately 50 percent of the uranium needed for operation of the South Texas Project units from 1997 through 2000.

(2) The South Texas Project owners cancelled the October 2000 through September 2002 portion of the current enrichment services contract because the South Texas Project owners believe that other, lower-cost options will be available.

         Although HL&P and the other South Texas Project owners cannot predict the future availability of uranium and related services, they do not currently anticipate difficulty in obtaining requirements for the remaining years of South Texas Project operation.

         SPENT FUEL DISPOSAL. By contract, the United States Department of Energy (DOE) has committed itself to ultimately take possession of all spent fuel generated by the South Texas Project. HL&P has been advised that the DOE plans to place the spent fuel in a permanent underground storage facility in an as-yet undetermined location. The DOE contract currently requires payment of a spent fuel disposal fee on nuclear plant-generated electricity of one mill (one-tenth of a cent) per net kilowatt-hour (KWH) sold. This fee is subject to adjustment to ensure full cost recovery by the DOE. Although the DOE's efforts to arrange long-term disposal have been unsuccessful to date, the South Texas Project is designed to have sufficient on-site storage facilities to accommodate over 40 years of the spent fuel discharges for each unit.

         ENRICHMENT DECONTAMINATION AND DECOMMISSIONING ASSESSMENT FEES. The Energy Policy Act of 1992 includes a provision that assesses a fee upon domestic utilities having purchased nuclear fuel enrichment services from the DOE before October 24, 1992. This fee covers a portion of the cost to decontaminate and decommission the enrichment facilities. The South Texas Project assessment was approximately $2 million in 1994 and will be approximately $2 million each year thereafter (subject to escalation for inflation), of which HL&P's share is 30.8 percent. This assessment will continue until the earlier of 15 years or when $2.25 billion (adjusted for inflation) has been collected from domestic utilities. HL&P has a remaining estimated liability of $7.0 million for such assessments.

         OIL SUPPLY. Fuel oil is maintained in inventory by HL&P to provide for fuel needs in emergency situations in the event sufficient supplies of natural gas are not available. In addition, certain of HL&P's generating plants have the ability to use fuel oil if oil becomes a more economical fuel than incremental gas supplies. HL&P has storage facilities for over six million barrels of oil located at those generating plants capable of burning oil. HL&P's oil inventory is adjusted periodically to accommodate changes in the availability of primary fuel supplies.
                                      -10-

         RECOVERY OF FUEL COSTS. Utility Commission rules provide for the recovery of certain fuel and purchased power costs through an energy component of electric rates (fixed fuel factor). The fixed fuel factor is established during either a utility's general rate proceeding or a fuel factor proceeding and is to be generally effective for a minimum of six months. In any event, a reconciliation of the fuel revenues and the fuel costs is required every three years. HL&P can request a revision to its fuel factor in April and October each year. For information relating to the cost of fuel over the last three years, see "Operating Statistics of HL&P" below and "RESULTS OF OPERATIONS - HL&P - Fuel and Purchased Power Expense" in Item 7 of this Report. For information relating to HL&P's most recent fuel reconciliation for the period April 1, 1990 through July 31, 1994 and the effect of the proposed settlement, see Note 3 to the Financial Statements included in Item 8 of this Report.

REGULATORY MATTERS

         RATES AND SERVICES. HL&P operates under a certificate of convenience and necessity granted by the Utility Commission which covers HL&P's present service area and facilities. In addition, HL&P holds franchises to provide electric service within the incorporated municipalities in its service territory. None of such franchises expires before 2007.

         Under PURA, the Utility Commission has original jurisdiction over electric rates and services in unincorporated areas of the State of Texas and in the incorporated municipalities that have relinquished original jurisdiction. Original jurisdiction over electric rates and services in the remaining incorporated municipalities served by HL&P is exercised by such municipalities, including Houston, but the Utility Commission has appellate jurisdiction over electric rates and services within those incorporated municipalities.

         In its 1995 legislative session, the Texas legislature is expected to consider several significant proposals to amend PURA in connection with a "Sunset Review" process of the Utility Commission. Such proposals cover issues which include, among other items, tax issues relating to public utilities, the organization and authority of the Utility Commission, competitive issues and Integrated Resource Planning.

        UTILITY COMMISSION RATE PROCEEDINGS. In February 1994, the Utility Commission initiated a proceeding (Docket No. 12065) to determine whether HL&P's existing rates are just and reasonable. The Utility Commission also initiated a separate proceeding to review issues regarding the prudence of the operation of the South Texas Project. For more information on these proceedings (Docket Nos. 12065 and 13126) and a proposed settlement of such proceedings, see Note 3 to the Financial Statements in Item 8 of this Report, which note is incorporated herein by reference.

         For information concerning the Utility Commission's orders with respect to HL&P's prior applications for general rate increases with the Utility Commission (Docket No. 9850 for the 1991 rate case and Docket No. 8425 for the 1988 rate case) and the municipalities within HL&P's service area and the appeals of such orders, see Notes 4(a) and 4(b) to the Financial Statements in
Item 8 of this Report, which notes are incorporated herein by reference.

                                      -11-

         PRUDENCE REVIEW OF CONSTRUCTION OF THE SOUTH TEXAS PROJECT. For information concerning the Utility Commission's orders with respect to a prudence review of the planning, management and construction of the South Texas Project (Docket No. 6668) and the appeals of such orders, see Note 4(d) to the Financial Statements in Item 8 of this Report, which note is herein incorporated by reference.

         DEFERRED ACCOUNTING DOCKETS. For information concerning the Utility Commission's orders allowing deferred accounting treatment for certain costs associated with the South Texas Project (Docket Nos. 8230, 9010 and 8425), the appeals of such orders and related proceedings, see Notes 1(f), 4(b) and 4(c) to the Financial Statements in Item 8 of this Report, which notes are incorporated herein by reference.

         ENVIRONMENTAL QUALITY. GENERAL. HL&P is subject to a number of federal, state and local environmental requirements that govern its discharge of emissions into the air and water and regulate its handling of solid and hazardous waste. HL&P has incurred substantial expenditures in the past to comply with these requirements and anticipates that further expenditures will be incurred in the future. Most of the environmental requirements applicable to HL&P are implemented by the Texas Natural Resource Conservation Commission (TNRCC), which shares regulatory jurisdiction with the United States Environmental Protection Agency (EPA).

         AIR QUALITY. Both the TNRCC and the EPA are presently implementing sweeping amendments to the Federal Clean Air Act that were enacted in 1990. A major provision affecting electric utilities is the Acid Rain Program, which is designed to reduce emissions of sulfur dioxide (SO2) from electric utility generating units. The Acid Rain Program requires that after a certain date a utility must have been granted a regulatory "allowance" for each ton of SO2 emitted from its facilities. Allowances have been distributed to utilities by the EPA based on the utility's historic operations. If a utility is not allocated sufficient allowances to cover its future SO2 emissions, it must either purchase allowances from other utilities or reduce SO2 emissions from its units through the installation of additional controls and equipment. HL&P believes that it has been allocated a sufficient number of emission allowances for it to continue operating its existing facilities for the foreseeable future.

         Provisions of the Clean Air Act dealing with urban air pollution require establishing new emission limitations for nitrogen oxides (NOx) from existing sources. Initial limitations were finalized in 1993, but the implementation of these emission reductions has been delayed by the EPA and TNRCC until 1997. The cost of modifications to HL&P in 1994 was $4 million. Up to an additional $40 million may be incurred by HL&P in order to fully comply with new NOx requirements after 1997.

         Additionally, to ensure compliance with these new regulatory programs, the Clean Air Act requires electric utilities to install continuous emission monitoring equipment, which cost HL&P approximately $4 million in 1994 and is expected to cost an additional $7 million in 1995. To implement these new Clean Air Act programs, a new Operating Permit Program was established that will be administered in Texas by the TNRCC. Among other requirements, the Operating Permit Program is funded by fees imposed by the TNRCC. The annual cost of these fees is approximately $1 million.
                                      -12-

         WATER QUALITY. The Federal Clean Water Act governs the discharge of any pollutants into surface waters and is administered jointly in Texas by the TNRCC and the EPA. HL&P has obtained permits from both the TNRCC and the EPA for all of its facilities that require such permits and anticipates obtaining renewal of such permits as they expire.

         SOLID AND HAZARDOUS WASTE. HL&P's handling and disposal of solid waste are also subject to regulation by the TNRCC. HL&P's cost in 1994 for commercial disposal of industrial solid waste was approximately $4 million.

         ELECTRIC AND MAGNETIC FIELDS. The issue of whether exposure to electric and magnetic fields (EMFs) may result in adverse health effects or damage to the environment is currently being debated. EMFs are produced by all devices which carry or use electricity, including home appliances as well as electric transmission and distribution lines. Results of studies concerning the effect of EMFs have been inconclusive and EMFs are not the subject of any federal, state or local regulations affecting HL&P. However, lawsuits have arisen in several states against electric utilities and others alleging that the presence or use of electric power transmission and distribution lines has an adverse effect on health and/or property values. One such suit (BICKI, ET AL. V. HOUSTON INDUSTRIES INCORPORATED, ET AL.), for unspecified damages, was filed against the Company and HL&P in December 1994 in the 129th District Court of Harris County, Texas by the families of 11 children alleged to have been diagnosed with, or to have died from, childhood cancers caused by exposure to EMFs created by HL&P's transmission and distribution lines and unbalanced electric circuits in the children's homes and schools. While no prediction can be made as to the ultimate outcome of any of the pending suits, the impact on the Company and on the electric industry as a whole could be significant if litigation of this type is successful.

         FEDERAL REGULATION OF NUCLEAR POWER. Under the 1954 Atomic Energy Act and the 1974 Energy Reorganization Act, operation of nuclear plants is extensively regulated by the United States Nuclear Regulatory Commission (NRC), which has broad power to impose licensing and safety requirements. In the event of non-compliance, the NRC has the authority to impose fines or shut down nuclear plants, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.

         For information concerning a diagnostic evaluation that was completed by the NRC at the South Texas Project, the removal of the South Texas Project from the NRC watch list, and related matters, see "CURRENT ISSUES - HL&P" in
Item 7 of this Report and Note 2(b) to the Financial Statements in Item 8 of this Report, which note is incorporated herein by reference.

         LOW-LEVEL RADIOACTIVE WASTE DISPOSAL. In response to the 1980 federal Low-Level Radioactive Waste Policy Act which assigns responsibility for low-level waste disposal to the states, Texas has created the Texas Low-Level Radioactive Waste Disposal Authority (Waste Disposal Authority) to build and operate a low-level waste disposal facility. HL&P's portion of the State of Texas assessment for the development work on this facility was approximately $0.7 million in 1994 and will be approximately $1.3 million for 1995. Nuclear facilities in Texas formerly had access to the low-level waste disposal facility at Barnwell, South Carolina which was closed in June 1994 to generators of radioactive waste located in states which are not members of the Southeast compact.
                                      -13-

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

NUCLEAR INSURANCE AND NUCLEAR DECOMMISSIONING

         For information concerning nuclear insurance and nuclear decommissioning, see Notes 2(d) and 2(e) to the Financial Statements in Item 8 of this Report, which notes are incorporated herein by reference.

LABOR MATTERS

         As of December 31, 1994, HL&P had 9,558 full-time employees of whom 3,724 were hourly-paid employees represented by the International Brotherhood of Electrical Workers under a collective bargaining agreement which expires on May 25, 1995.

OPERATING STATISTICS OF HL&P

                                                            Year Ended December 31,
                                                     -------------------------------------
                                                        1994         1993          1992
                                                     ----------    ----------   ----------
Electric Energy Generated and Purchased (MWH):
  Generated - Net Station Output...................  53,894,994    52,939,551   51,065,016
  Purchased........................................  10,107,449    11,113,971   11,537,872
  Net Interchange..................................      (1,018)         (282)         204
                                                    -----------   -----------  -----------
   Total...........................................  64,001,425    64,053,240   62,603,092
  Company Use, Lost and Unaccounted for Energy.....  (2,678,629)   (2,903,780)  (2,660,704)
                                                    -----------   -----------  -----------
   Total Energy Sold...............................  61,322,796    61,149,460   59,942,388
                                                    ===========   ===========  ===========
Electric Sales (MWH):
  Residential......................................  17,194,724    16,953,667   16,375,400
  Commercial.......................................  13,631,381    13,083,391   12,541,636
  Industrial.......................................  24,478,490    24,686,782   24,374,284
  Street Lighting - Government and Municipal.......     116,643       112,914      110,896
                                                    -----------   -----------  -----------
   Total Firm Retail Sales.........................  55,421,238    54,836,754   53,402,216
  Other Electric Utilities.........................     167,286       223,204      243,167
                                                    -----------   -----------  -----------
   Total Firm Sales................................  55,588,524    55,059,958   53,645,383
  Interruptible....................................   5,027,743     5,748,086    5,974,203
  Off-System.......................................     706,529       341,416      322,802
                                                    -----------   -----------  -----------
   Total...........................................  61,322,796    61,149,460   59,942,388
                                                    ===========   ===========  ===========
Number of Customers (End of Period):
  Residential......................................   1,301,074     1,278,774    1,258,556
  Commercial.......................................     170,959       168,284      165,241
  Industrial (Including Interruptible).............       1,670         1,706        1,756
  Street Lighting - Government and Municipal.......          81            82           82
  Other Electric Utilities (Including Off-System)..          11            12           10
                                                    -----------   -----------  -----------
   Total...........................................   1,473,795     1,448,858    1,425,645
                                                    ===========   ===========  ===========
Operating Revenue (Thousands of Dollars):
  Residential...................................... $ 1,586,074   $ 1,578,175  $ 1,465,627
  Commercial.......................................   1,029,104       994,461      926,157
  Industrial.......................................   1,184,571     1,190,917    1,134,601
  Street Lighting - Government and Municipal.......      25,902        24,258       23,148
                                                    -----------   -----------  -----------
   Total Electric Revenue - Firm Retail Sales......   3,825,651     3,787,811    3,549,533
  Other Electric Utilities.........................      25,669        26,154       26,834
                                                    -----------   -----------  -----------
   Total Electric Revenue - Firm Sales.............   3,851,320     3,813,965    3,576,367
  Interruptible....................................     108,730       135,066      127,042
  Off-System.......................................      13,691         7,313        6,364
                                                    -----------   -----------  -----------
   Total Electric Revenue..........................   3,973,741     3,956,344    3,709,773
  Miscellaneous Electric Revenues..................    (227,656)      123,519      117,068
                                                    -----------   -----------  -----------
   Total........................................... $ 3,746,085   $ 4,079,863  $ 3,826,841
                                                    ===========   ===========  ===========
Installed Net Generating Capability (KW)
  (End of Period)..................................  13,666,000    13,679,000   13,583,000

Cost of Fuel (Cents per Million Btu):
  Gas .............................................       189.8         221.4        192.3
  Coal<F1>.........................................       159.0         199.6        200.3
  Lignite..........................................       110.8         122.1        132.6
  Nuclear..........................................        57.4          59.6         59.9
   Average.........................................       153.6         195.2        171.0

<F1>The cost of coal for 1994 reflects the receipt of approximately
    $66.1 million related to the sale of certain railroad settlement payments. See Note 19 to the Financial Statements in Item 8 of this Report.

                                      -15-

                               BUSINESS OF KBLCOM
GENERAL

         The cable television operations of the Company are conducted through KBLCOM's subsidiaries, which own and operate five cable television systems located in four states. KBLCOM also indirectly owns a 50 percent interest in Paragon, which in turn owns twenty systems located in seven states. KBLCOM's 50 percent interest in Paragon is recorded in the financial statements using the equity method of accounting. The remaining 50 percent interest in Paragon is owned by subsidiaries of American Television and Communications (ATC), a subsidiary of Time Warner. ATC serves as the general manager for all but one of the Paragon systems.

         On January 26, 1995, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with KBLCOM, Time Warner and TW KBLCOM Acquisition Corp. (Acquisition Corp.), a newly-formed, wholly-owned subsidiary of Time Warner. Pursuant to the Merger Agreement, Acquisition Corp. will merge with KBLCOM, and KBLCOM will become a wholly-owned subsidiary of Time Warner.

         The merger is conditioned upon, among other things, (i) the parties obtaining necessary consents of certain franchise authorities and other governmental entities, (ii) the absence of any change that might have a material adverse effect on KBLCOM or Time Warner, (iii) the absence of any material litigation and (iv) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Act of 1976, as amended. See Note 21(a) to the Financial Statements included in Item 8 of this Report with respect to the terms of the sale and accounting therefor.

         Unless otherwise indicated or the context otherwise requires, all references in this section to "KBLCOM" mean KBLCOM and its subsidiaries and all references to Paragon mean the Paragon partnership. All information pertaining to Paragon has been provided to KBLCOM by Paragon's managing partner, ATC, unless stated otherwise.

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

                                      -16-

         All of KBLCOM's systems are "addressable," allowing individual subscribers, among other things, to electronically select pay-per-view programs. Approximately 48 percent of KBLCOM's customers presently have converters permitting addressability. This allows KBLCOM to offer pay-per-view services for various movies, sports events, concerts and other entertainment programming.

OVERVIEW OF SYSTEMS AND DEVELOPMENT

         The KBLCOM systems, located in San Antonio and Laredo, Texas; the Minneapolis, Minnesota metropolitan area; Portland, Oregon; and Orange County, California, have channel capacities ranging from 44 channels to 120 channels. Although all of these systems are considered fully built, annual capital expenditures are required to accommodate growth within the service areas and to replace and upgrade existing equipment. In 1994, property additions and other cable-related investments totaled approximately $84 million.

         Paragon owns cable television systems that serve a number of cities, towns or other areas in Texas (including El Paso), Arizona, Florida (including the Tampa Bay area), New Hampshire, New York (including a portion of Manhattan), Maine and southern California (areas in Los Angeles County). Paragon made capital expenditures of approximately $60 million in 1994.

         For information regarding KBLCOM's financial results and liquidity and the financing of KBLCOM, see "RESULTS OF OPERATIONS - KBLCOM" in Item 7 of this Report and Notes 10(b) and 14(c) to the Financial Statements in Item 8 of this Report.

         The following table summarizes certain information relating to the cable television systems owned by KBLCOM and Paragon:

                                  KBLCOM  as of December 31,                    Total Paragon<F1> as of December 31,
                          -------------------------------------------       ------------------------------------------
                             1994<F2>          1993           1992             1994           1993              1992
                          ------------    ------------    -----------       ---------     -----------        ---------
Estimated number
of homes passed
by cable<F3> ..........      1,305,000       1,198,000       1,176,000      1,605,000       1,575,000        1,544,000

Number of basic
subscribers<F4> .......        690,000         605,000         577,000        967,000         932,000          901,000

Basic subscribers
as a percentage
of homes passed .......          52.9%           50.5%           49.1%          60.2%           59.2%            58.4%

Number of premium
(pay) units<F5> .......        545,000         488,000         435,000        552,000         542,000          540,000

Premium (pay) units
as a percentage of
basic subscribers .....          79.0%           80.7%           75.4%          57.1%           58.2%            59.9%

                                      -17-

<F1>     A KBLCOM subsidiary has a 50 percent interest in Paragon. Information has been furnished by ATC, the general manager of Paragon.

<F2>     In July 1994, KBLCOM acquired three cable companies in the Minneapolis area which then passed approximately 89,000 homes and served approximately 48,000 basic subscribers who subscribed to approximately 20,000 premium units.

<F3>     A home is "passed by cable" if it can be connected to cable service without extension of the distribution system.

<F4>     Basic subscribers means the sum of (i) the number of homes receiving cable services, (ii) all units in multiple dwellings which receive one bill and (iii) each commercial establishment (hotels, hospitals, etc.) less (iv) complimentary accounts.

<F5>     Premium (or pay) units consist of the number of subscriptions to premium programming services counting, as separate subscriptions, each service received by a subscriber.

SOURCES OF REVENUES AND RATES TO SUBSCRIBERS

         For the year ended December 31, 1994, the average monthly revenue per subscriber for KBLCOM was approximately $32.94. Approximately 65 percent of KBLCOM's revenue was derived from monthly fees paid by subscribers for basic cable services, and 17 percent was derived from premium programming services. Rates to subscribers vary from system to system and in accordance with the type of service selected. As of December 31, 1994, the average monthly basic revenue per subscriber for the KBLCOM systems generally ranged from $17.80 to $23.44. As of December 31, 1994, approximately 38 percent of KBLCOM's customers subscribed to one or more premium channels. KBLCOM's premium units and premium revenue increased during 1994. The increases are due primarily to new packaging of premium units and multiplexing, which is the delivery of multiple channels of a premium service (with programs beginning at different times) with no change in price to the subscriber.

         The remainder of KBLCOM's revenues for the year ended December 31, 1994 was derived from advertising, pay-per-view services, installation fees and other ancillary services. KBLCOM's management believes that, within its present markets, the sale of commercial advertising, pay-per-view services and other ancillary services offer the potential for increased revenues. Advertising revenues for the year ended December 31, 1994 increased $1.8 million or 11.5 percent over the previous year while pay-per-view and the other ancillary revenues increased by $4.8 million or 18.3 percent.

         As of December 31, 1994, the average monthly revenue per subscriber for the Paragon systems was approximately $30.56. Approximately 61 percent of Paragon's revenues was derived from monthly fees for basic services, and 22 percent was derived from premium services. As of December 31, 1994, the average monthly basic revenue per subscriber for the Paragon systems ranged from $18.01 to $24.45. As of December 31, 1994, approximately 31 percent of Paragon's customers subscribed to one or more premium channels.

                                      -18-
FRANCHISES

         KBLCOM's cable television systems generally operate pursuant to non-exclusive franchises or permits awarded by local governmental authorities, and accordingly, other applicants may obtain franchises or permits in franchise areas served by KBLCOM. See "Regulation" below. As of December 31, 1994, KBLCOM held 70 franchises with unexpired terms ranging from under one year to approximately 17 years. A single franchise agreement with San Antonio, which expires in 2003, covered approximately 30 percent of KBLCOM's subscribers as of December 31, 1994. The expiration periods and approximate percentages of subscribers for KBLCOM's franchises are as follows:

                Percent of                        Expiration Period
                Subscribers                   of Remaining Franchises
                -----------                   -----------------------
                    20%                                1995-1998
                    16%                                1999-2002
                    60%                               after 2002
                     4%                           No expiration date

         As of December 31, 1994, Paragon held 158 franchises with unexpired terms ranging from 1995 to 2010. The single largest franchise, which covers a portion of Manhattan, included 20 percent of Paragon's subscribers as of December 31, 1994. This franchise expires in 1998.

         The provisions of state and local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984 (1984 Cable Act), as amended by the Cable Television Consumer Protection and Competition Act of 1992 (1992 Cable Act). See "Regulation" below. Cable television franchises generally can be terminated prior to their stated expiration date under certain circumstances such as a material breach of the franchise by the cable operator. Franchises typically contain a number of provisions dealing with, among other things, minimum technical specifications for the systems; operational requirements; total channel capacity; local governmental, community and educational access; franchise fees (which range up to 5 percent of cable system revenues) and procedures for renewal of the franchise. Sometimes conditions of franchise renewal require improved facilities, increased channel capacity or enhanced services. One franchise, with approximately 87,000 subscribers as of December 31, 1994, held by an indirect subsidiary of KBLCOM, provides that the city granting the franchise may, at any time, require the subsidiary to sell, at fair market value, its franchise and operations in the city to another cable television operator with a franchise for another portion of the city.

         KBLCOM's franchises are also subject to renewal and generally are not transferable without the prior approval of the franchising authority. In addition, some franchises provide for the purchase of the franchise under certain circumstances, such as a failure to renew the franchise. To date, KBLCOM's franchises have generally been renewed or extended upon their stated expirations, but there can be no assurance of renewal of franchises in the future.
                                      -19-

PROGRAMMING CONTRACTS

         A substantial portion of KBLCOM's programming is obtained under contracts with terms that typically extend for more than one year. KBLCOM generally pays program suppliers a monthly fee per subscriber. Certain of these contracts have price escalation provisions.

COMPETITION

         Cable television systems experience competition from a variety of sources, including broadcast television signals, multipoint microwave distribution systems, direct broadcast satellite systems (satellite signals sent directly to a subscriber's satellite dish) and satellite master antenna systems (a satellite dish which receives signals and distributes them within a multiple dwelling unit). The effectiveness of such competition depends, in part, upon the quality of the signals and the variety of the programming offered over such competitive technologies and the cost thereof as compared with cable television systems. These competitive technologies are not generally subject to the same form of local regulation that affects cable television. Cable television systems also compete, to varying degrees, with other communications and entertainment media such as motion picture theaters and video cassette rental stores, and such competition may increase with the development and growth of new technologies.

         Two national direct broadcast satellite (DBS) systems commenced operation in 1994. These national DBS providers compete in all KBLCOM franchise areas and are expected to constitute significant new competition to such KBLCOM systems. As a result of the programming access requirements contained in the 1992 Cable Act, these two national DBS providers will have access to virtually all cable television programming services. Additionally, within the next two years, there may be significant development in the provision of video dialtone programming over telephone company facilities. This new source of competition will result from telephone companies leasing video capacity to independent programmers in KBLCOM service areas. Finally, both federal legislation and Federal Communications Commission (FCC) proceedings are currently underway which may allow telephone companies to own and distribute their own programming over their own facilities in direct competition with cable systems. Specifically, US West has indicated, in an FCC filing, that it intends to upgrade facilities in at least one KBLCOM service area in order to provide either video dialtone service or to own and distribute its own video programming services.

         Since KBLCOM's systems operate under non-exclusive franchises, other companies may obtain permission to build cable television systems in areas where KBLCOM presently operates. The 1992 Cable Act prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable systems and permits franchising authorities to operate cable systems without franchises. The legality of the franchising process and of various specific franchise requirements is likely to be in a state of flux until there is a definitive ruling by the U.S. Supreme Court on the scope of First Amendment protection to which the cable television industry is entitled. The constitutionally permissible bounds of cable franchising and particular franchise requirements cannot be predicted at the present time, nor can any prediction be made at this time as to whether additional franchises will be granted to any competitors, or if granted and a cable television system is constructed, what the impact on KBLCOM and the Company might be.

         KBLCOM competes with a variety of other media in the sale of advertising time on its cable television systems.

REGULATION

         Cable television is subject to regulation at the federal, local and, in some cases, state level.

         The 1992 Cable Act, which became law in October 1992, expanded the scope of cable industry regulation. The act mandated that the FCC establish rate standards and procedures governing regulation of basic cable service rates.

         The FCC issued rate regulation rules (Rate Rule), which became effective September 1993, establishing "competitive benchmark" rate formulas, to calculate a permitted "per channel/per month subscriber charge." At the time, the FCC stated that rates charged by the average cable system were 10 percent higher than rates charged by cable systems in markets with effective competition. Therefore, it required cable operators to reduce rates to the higher of (i) a level 10 percent below the level that existed as of September 30, 1992, adjusted for inflation or (ii) the applicable benchmark. In March 1994, the FCC issued revised benchmark rules (Rate Rule II) and established an interim cost-of-service rule (Interim COS Rule). Under Rate Rule II, cable operators were required to reduce their existing rates to the higher of (i) the rates calculated using revised benchmark formulas (Revised Benchmarks) or (ii) a level 17 percent below the cable operators' rates as of September 30, 1992, adjusted for inflation and certain increases in programming costs. Cable operators which cannot or do not wish to comply with the Revised Benchmarks may choose to justify their existing rates under the Interim COS Rule, which establishes a cost-of-service rate system which evaluates the rates charged by cable systems based on their operating expenses and capital costs.

         In November 1994, the FCC announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming.

         The FCC also announced that it will permit operators to offer a "new product tier" (NPT). Operators will be able to price this tier as they elect so long as, among other conditions, such pricing is reasonable and operators do not remove programming services from existing service tiers and offer them on the NPT.

         Regulations issued under the 1992 Cable Act are lengthy and complex. KBLCOM has adjusted its rates for regulated services in accordance with these rules. Due to continuing ambiguity and uncertainty in the enforcement of the 1992 Cable Act, KBLCOM's basic, tier, equipment and installation fees may be further reduced. Any possible decline in revenue due to such rules is not expected to have a material adverse effect on KBLCOM's financial position or results of operations.

MUST CARRY/RETRANSMISSION CONSENT. The 1992 Cable Act specified certain rights for mandatory carriage on cable systems for local broadcast stations, known as must carry rights. A cable operator can be compelled to allocate up to one-third of its channel capacity for carriage of local commercial broadcast television stations. In addition, a cable operator can also be required to allocate up to three additional channels to local non-commercial broadcast television stations. Alternatively, local commercial broadcasters can elect retransmission consent and require a cable operator to make payments as a condition to granting its consent for the carriage of the broadcast station's signal on the cable system.

         In April 1993, a special three-judge federal district court for the District of Columbia issued a decision upholding the constitutional validity of the must carry signal carriage requirements. This decision was vacated by the United States Supreme Court in June 1994 and remanded to the district court for further development of a factual record.

         PROGRAMMING ACQUISITION. The 1992 Cable Act directs the FCC to promulgate regulations regarding the sale and acquisition of cable programming between cable operators and programming services in which the cable operator has an attributable interest. The legislation and the subsequent FCC regulations will preclude most exclusive programming contracts, will limit volume discounts that can be offered to affiliated cable operators and will generally prohibit cable programmers from providing terms and conditions to affiliated cable operators that are more favorable than those provided to unaffiliated operators. Furthermore, the 1992 Cable Act requires that such cable programmers make their programming services available to competing video technologies, such as multi-channel, microwave distribution systems and direct broadcast satellite systems, on terms and conditions that do not discriminate against such competing technologies.

         CUSTOMER SERVICE/TECHNICAL STANDARDS. The 1992 Cable Act requires the FCC to promulgate regulations establishing minimum standards for customer service and technical system performance. Franchising authorities are allowed to enforce stricter customer service requirements than the standards so promulgated by the FCC.

         The majority of the provisions of the 1984 Cable Act remain in place. The 1984 Cable Act continues to: (a) restrict the ownership of cable systems by prohibiting cross-ownership by a telephone company, except as noted below, within its operating area and cross-ownership by local television broadcast station owners; (b) require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties; (c) permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and governmental access; (d) limit the amount of fees required to be paid by the cable operator to franchise authorities to a maximum of 5 percent of annual gross revenues; (e) grant cable operators access to public rights of way and utility easements; (f) establish a federal privacy policy regulating the use of subscriber lists and subscriber information; (g) establish civil and criminal liability for unauthorized reception or interception of programming offered over a cable television system or satellite delivered service; (h) authorize the FCC to preempt state regulation of rates, terms and conditions for pole attachments unless the state has issued effective rules; (i) require the sale or lease to subscribers of devices enabling them to block programming considered offensive; (j) require the FCC to prescribe rules governing horizontal and vertical concentration in the cable television industry including rules governing the sale and distribution of cable programming by vertically integrated operators and cable programmers; (k) prohibit operators from requiring cable subscribers to purchase service tiers above basic as a condition to purchasing premium programming except that cable systems that do not have addressable technology or converters in place are given up to ten years to comply with this provision; (l) prohibit cable operators from selling the assets of a cable system within three years of acquisition or construction of such cable system; and (m) contain provisions governing cable operators' compliance with equal employment opportunity requirements.

         The 1992 Cable Act, together with the 1984 Cable Act, creates a comprehensive regulatory framework for cable television. Violation by a cable operator of the statutory provisions or the rules and regulations of the FCC can subject the operator to substantial monetary penalties and other significant sanctions. While many of the specific obligations imposed on cable television systems under the 1992 Cable Act are complex, burdensome and have increased KBLCOM's costs of doing business, due to the evolving nature of the regulation, it is difficult to assess the continuing impact of the 1992 Cable Act.

         A federal cross-ownership restriction has historically limited entry into the cable television business by potentially strong competitors such as telephone companies. This restriction has generally prohibited telephone companies from owning or operating cable television systems within their own service areas. Several federal district courts have struck down the 1984 Cable Act's cable/telephone cross-ownership provision as facially invalid and inconsistent with the First Amendment. A final affirmation of these decisions could result in additional direct competition to KBLCOM. The FCC recently amended its rules to permit local telephone companies and long distance telephone companies such as AT&T to offer video dialtone service for video programmers, including channel capacity for the carriage of video programming as well as certain non-common carrier activities such as video processing, billing and collection and joint marketing arrangements. The FCC concluded that the 1984 Cable Act does not require a local exchange carrier (LEC), a long distance carrier or their programmer customers to obtain a franchise to provide video dialtone service. Because cable operators are required to bear the costs of complying with local franchise requirements, including the payment of franchise fees, the FCC's decision could place cable operators at a competitive disadvantage vis-a-vis services offered on a common carrier basis over telephone company provided facilities.

         In January 1995, the FCC adopted a FOURTH FURTHER NOTICE OF PROPOSED RULEMAKING. The FCC tentatively concluded that it should not ban telephone companies from providing their own video programming over their video dialtone platforms in those areas in which the cable/telephone cross-ownership rules have been found unconstitutional. The FCC requested comments on this issue and other issues including the establishment of structural safeguards to prevent cross-subsidization of video dialtone and programming activities and whether an LEC offering video dialtone service must secure a local franchise if that LEC also engages in the provision of video programming carried on its video dialtone platform.

         A number of bills that would have permitted telephone companies to provide cable television services in competition with cable systems were considered during the last Congress, but none was adopted. Similar legislation is expected to be considered by Congress during its current session. The outcome of these FCC, legislative or court proceedings and proposals or the effect of such outcome on cable system operations cannot be predicted.

EMPLOYEES

         Excluding employees of Paragon, KBLCOM had 1,689 full-time employees as of December 31, 1994, none of whom are represented by a union. As of December 31, 1994, Paragon had 1,756 full-time employees of whom 357 were represented by unions.
                                      -24-

                             BUSINESS OF HI ENERGY

         The Company formed HI Energy in 1993 to seek investment opportunities in domestic and foreign power generation projects and the privatization of foreign electric utilities. Although HI Energy's investment strategy is to seek opportunities in which the Company has the potential to earn a greater rate of return than its regulated utility operations, the nature of these investments entails a higher degree of risk than exists in HL&P's traditional regulated operations, and there can be no assurance that such objectives will be achieved. Moreover, it is anticipated that at least in the near term these investments are likely to have only a minimal impact on the Company's earnings.

         HI Energy's current investments include the following:

                  In January 1995, HI Energy acquired for $15.7 million a 90 percent equity interest in an electric utility operating company in the province of Santiago del Estero, a rural province in the north central part of Argentina. The utility system serves approximately 100,000 customers in an area of 136,000 square kilometers.

                  HI Energy also owns an indirect 17 percent interest in an electric utility company and related generation company operating in La Plata, a province adjoining Buenos Aires, Argentina. The La Plata utility system, which serves approximately 250,000 customers, was acquired in 1992 for a purchase price of $115 million (of which HI's share was $37.4 million).

                  During 1994, HI Energy began construction of the Ford Heights Tire-To-Energy Project, a $106 million electric generating plant south of Chicago, Illinois. HI Energy is committed to fund $21 million through combined equity contributions and loans as a result of its participation in this project.

         HI Energy is providing operation and maintenance services under contract to the Shell Oil Corporation at a cogeneration facility located at Shell's petrochemical plant (in Deer Park, Texas).

         International operations are subject to certain risks that are inherent in conducting business abroad, including possible nationalization or expropriation, price and exchange controls, adverse regulatory action by local governments, limitations on foreign participation in local governmental enterprises, and other restrictive actions.

         HI Energy had 57 full-time employees as of December 31, 1994, of whom 14 were represented by a union.
                                      -25-

                           REGULATION OF THE COMPANY
FEDERAL

         The Company is a holding company as defined in the 1935 Act; however, based upon the intrastate operations of HL&P and the exemptions applicable to the affiliates of HI Energy, the Company is exempt from regulation as a "registered" holding company under the 1935 Act except with respect to the acquisition of voting securities of other domestic public utility companies and holding companies. The Company has no present intention of entering into any transaction which would cause it to become a registered holding company subject to regulation by the Securities and Exchange Commission (SEC) under the 1935 Act. In November 1994, the SEC issued a Concept Release that called for comments on a broad range of topics relevant to regulation of both registered and exempt companies under the 1935 Act. In calling for comments, the SEC acknowledged that significant changes are affecting the electric utility industry, and in responding, some utilities have argued for repeal or substantial modification of the 1935 Act and the regulation it provides. At this time, no prediction can be made as to what changes, if any, will result from this review by the SEC, but repeal or significant modification to the 1935 Act may have an effect on the electric utility industry. In addition, it is possible that changes to the 1935 Act and its interpretation would eliminate some distinctions between exempt and registered companies in their regulation under the 1935 Act, possibly in ways that would increase the regulatory burdens on exempt companies such as the Company.

STATE

         The Company is not subject to regulation by the Utility Commission under PURA or by the incorporated municipalities served by HL&P. Those regulatory bodies do, however, have authority to review accounts, records and contracts relating to transactions by HL&P with the Company and its other subsidiaries. The exemption for foreign utility affiliates of the Company from regulation under the 1935 Act as "public utility companies" is dependent upon certification by the Utility Commission to the SEC to the effect that it has the authority to protect HL&P's ratepayers from any adverse consequences of the Company's investment in foreign utilities and that it intends to exercise its authority. The Utility Commission has provided such certification to the SEC subject, however, to its being revised or withdrawn by the Utility Commission as to any future acquisition.
                                      -26-

                     EXECUTIVE OFFICERS OF THE COMPANY<F1>

                                                       Officer
    Name                                      Age<F2>   Since         Business Experience 1990-1994 and Positions
    ----                                      ------    -----      ------------------------------------------------------
Don D. Jordan......................            62        1976      Chairman and Chief Executive                 1993-
                                                                     Officer and Director
                                                                   Chairman, President and Chief                1990-1993
                                                                     Executive Officer and Director
                                                                   Chairman and Chief Executive                 1990-
                                                                     Officer and Director - HL&P

Don D. Sykora......................           64         1977      President and Chief Operating                1993-
                                                                     Officer and Director
                                                                   Vice President and Director                  1990-1993
                                                                   President and Chief Operating                1990-1993
                                                                     Officer and Director - HL&P

Hugh Rice Kelly....................           52         1984      Senior Vice President, General               1994-
                                                                     Counsel and Corporate Secretary
                                                                   Vice President, General Counsel              1990-1994
                                                                     and Corporate Secretary
                                                                   Senior Vice President, General               1990-
                                                                     Counsel and Corporate Secretary
                                                                      - HL&P

Raymond J. Snokhous................           65         1983      Senior Vice President -                      1990-
                                                                     Government and Regulatory Affairs

William A. Cropper.................           55         1983      Vice President and Treasurer                 1990-

B. Bruce Gibson....................           41         1994      Vice President - Governmental                1994-
                                                                     Relations
                                                                   President & CEO Texas Chamber of             1994
                                                                     Commerce
                                                                   Executive Assistant to the Texas             1992-1994
                                                                     Lt. Governor
                                                                   Texas State Representative                   1990-1992
                                                                     District 58

Lee W. Hogan.......................           50         1990      Vice President                               1993-
                                                                   President and Chief Operating                1993-
                                                                     Officer - HI Energy
                                                                   Group Vice President -                       1990-1993
                                                                     External Affairs - HL&P

R. Steve Letbetter.................           46         1978      Vice President                               1993-
                                                                   President and Chief                          1993-
                                                                     Operating Officer - HL&P
                                                                   Group Vice President - Finance               1990-1993
                                                                     and Regulatory Relations - HL&P

Stephen W. Naeve...................           47         1988      Vice President - Strategic Planning          1993-
                                                                     and Administration
                                                                   Vice President - Corporate Planning          1990-1993
                                                                     and Treasurer - HL&P

Mary P. Ricciardello...............           39         1993      Comptroller                                  1993-
                                                                   Assistant Corporate Secretary                1990-1993
                                                                     and Assistant Treasurer - HL&P

<F1>   All of the officers have been elected to serve until the annual meeting of the Board of Directors scheduled to occur on May 3, 1995 and until their successors qualify.

<F2>   At December 31, 1994.

                                      -27-

                       EXECUTIVE OFFICERS OF HL&P<F1><F2>
                                            Officer
     Name                           Age<F3>  Since          Business Experience 1990-1994 and Positions
     ----                           ------   -----     ----------------------------------------------------------
Don D. Jordan......................  62       1971     Chairman and Chief Executive                     1990-
                                                         Officer and Director

R. Steve Letbetter.................  46       1978     President and Chief Operating Officer            1993-
                                                       Group Vice President - Finance                   1990-1993
                                                         and Regulatory Relations

William T. Cottle..................  49       1993     Group Vice President - Nuclear                   1993-
                                                       Vice President - Operations -                    1990-1993
                                                         Grand Gulf Nuclear Station,
                                                         Entergy Operations, Inc.

Jack D. Greenwade..................  55       1982     Group Vice President - Operations                 1990-

Hugh Rice Kelly....................  52       1984     Senior Vice President, General                    1990-
                                                         Counsel and Corporate Secretary

David M. McClanahan................  45       1986     Group Vice President - Finance                    1993-
                                                         and Regulatory Relations
                                                       Senior Vice President and Chief                   1991-1993
                                                         Financial Officer - KBLCOM
                                                       Vice President, Finance and                       1991
                                                         Administration - KBLCOM
                                                       Vice President and Comptroller                    1990-1991
                                                         - Company

Robert L. Waldrop..................  47       1988     Group Vice President - External Affairs           1993-
                                                        Vice President - Public and                      1992-1993
                                                          Customer Relations
                                                        Vice President - Public Affairs                  1990-1992

Ken W. Nabors......................  51       1986     Vice President and Comptroller                    1993-
                                                       Comptroller - Company                             1990-1993

<F1>    All of the officers have been elected to serve until the annual meeting of the Board of Directors scheduled to occur on May 3, 1995 and until their successors qualify.

<F2>    For the purposes of the requirements of this Report, the HL&P officers listed may also be deemed to be executive officers of the Company.

<F3>    At December 31, 1994.

                                      -28-
ITEM 2.  PROPERTIES.

         The Company considers its property and the property of its subsidiaries to be well maintained, in good operating condition and suitable for their intended purposes.

HL&P

         All of HL&P's electric generating stations and all of the other operating properties of HL&P are located in the State of Texas.

         ELECTRIC GENERATING STATIONS. As of December 31, 1994, HL&P owned eleven electric generating stations (60 generating units) with a combined turbine nameplate rating of 13,411,368 KW, including a 30.8 percent interest in one nuclear generating station (two units) with a combined turbine nameplate rating of 2,623,676 KW.

         SUBSTATIONS. As of December 31, 1994, HL&P owned 203 major substations (with capacities of at least 10.0 megavolt amperes (Mva)) having a total installed rated transformer capacity of 55,279 Mva (exclusive of spare transformers), including a 30.8 percent interest in one major substation with an installed rated transformer capacity of 3,080 Mva.

         ELECTRIC LINES-OVERHEAD. As of December 31, 1994, HL&P operated 23,947 pole miles of overhead distribution lines and 3,626 circuit miles of overhead transmission lines including 578 circuit miles operated at 69,000 volts, 2,011 circuit miles operated at 138,000 volts and 1,037 circuit miles operated at 345,000 volts.

         ELECTRIC LINES-UNDERGROUND. As of December 31, 1994, HL&P operated 8,833 circuit miles of underground distribution lines and 12.6 circuit miles of underground transmission lines including 8.1 circuit miles operated at 138,000 volts and 4.5 circuit miles operated at 69,000 volts.

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

         The major properties of HL&P are subject to liens securing long-term debt, and titles to some of its properties are subject to minor encumbrances and defects, none of which impairs the use of such properties in the operation of its business.
                                      -29-
KBLCOM

         The principal tangible assets (other than real estate) relating to KBLCOM's cable television operations consist of operating plant and equipment for each of its cable television systems. These include signal receiving apparatus, headend facilities, coaxial and fiber optic cable or wire and related electronic equipment over which programming and data are distributed, and decoding converters attached to subscribers' television receivers. The signal receiving apparatus typically includes a tower, antennae, ancillary electronic equipment and earth stations for reception of video, audio and data signals transmitted by satellite. Headend facilities, which consist of associated electronic equipment necessary for the reception, amplification, switching and modulation of signals, are located near the signal receiving apparatus and control the programming and data signals distributed on the cable system. For certain information with respect to property owned directly or indirectly by KBLCOM, see "BUSINESS OF KBLCOM" in Item 1 of this Report.

OTHER SUBSIDIARIES

         For certain information with respect to property owned directly or indirectly by HI Energy, see "BUSINESS OF HI ENERGY" in Item 1 of this Report.

                                      -30-
ITEM 3.  LEGAL PROCEEDINGS.

         For a description of certain legal and regulatory proceedings affecting the Company and its subsidiaries (including (i) HL&P's rate cases, (ii) certain environmental matters and (iii) litigation related to the South Texas Project), see "Business - Regulatory Matters - Environmental Quality" in Item 1 of this Report, "LIQUIDITY AND CAPITAL RESOURCES - HL&P - Environmental Expenditures" in
Item 7 of this Report and Notes 1(f) and 2 through 5 to the Financial Statements in Item 8 of this Report, which sections and notes are incorporated herein by reference.

         HL&P is a defendant in litigation arising out of the environmental remediation of a site in Corpus Christi, Texas. The site in question was operated as a metals reclaiming operation for a number of years, and, though HL&P neither operated nor had any ownership interest in the site, some transformers and other equipment that HL&P sold as surplus allegedly were delivered to that site, where the site operators subsequently disposed of the materials in ways that caused environmental damage. In one case, DUMES, ET AL.
V. HL&P, ET AL., pending in the U.S. District Court for the Southern District of Texas, Corpus Christi Division, a group of approximately 70 landowners near the site are seeking damages primarily for lead contamination to their property. They have pled damages of approximately $1 million each and also seek punitive damages totaling $51 million. The Plaintiffs seek to impose responsibility on HL&P and the other utility that undertook to clean up the property, neither of which contributed more than an insignificant amount of lead to the site, on the theory that lead was deposited on their properties during the site remediation itself. In addition, Gulf States Utilities Company (Gulf States) filed suit (GULF STATES UTILITIES CO. V. HOUSTON LIGHTING & POWER CO., ET AL.) in the United States District Court for the Southern District of Texas, Houston Division, against HL&P and two other utilities concerning a site in Houston, Texas, which allegedly has been contaminated by polychlorinated biphenyls and which Gulf States has undertaken to remediate pursuant to an EPA order. HL&P does not believe, based on its records, that it contributed material to that site and in October 1994, Gulf States dismissed its claims against HL&P. HL&P remains in the case on cross-claims asserted by two co-defendants. The ultimate outcome of these pending cases cannot be predicted at this time. Based on information currently available, the Company and HL&P believe that none of these cases will result in a material adverse effect on the Company's or HL&P's financial condition or results of operations.

         HL&P and the other owners of the South Texas Project filed suit in 1990 against Westinghouse Electric Corporation (Westinghouse) in the 23rd District Court for Matagorda County, Texas (Cause No. 90-S-0684-C), alleging breach of warranty and misrepresentation in connection with the steam generators supplied by Westinghouse for the South Texas Project. In recent years, other utilities have encountered stress corrosion cracking in steam generator tubes in Westinghouse units similar to those supplied for the South Texas Project. Failure of such tubes can result in a reduction of plant efficiency, and, in some cases, utilities have replaced their steam generators. During an inspection concluded in the fall of 1993, evidence was found of stress corrosion cracking consistent with that encountered with Westinghouse steam generators at other facilities, and a small number of tubes were found to require plugging. To date, stress corrosion cracking has not had a significant impact on operation of either unit; however, the owners of the South Texas Project have approved remedial operating
                                      -31-

plans and have undertaken expenditures to minimize and delay further corrosion. The litigation, which is in discovery, seeks appropriate damages and other relief from Westinghouse and is currently scheduled for trial in July 1995. No prediction can be made as to the ultimate outcome of this litigation.

         In April 1994, two former employees of HL&P filed a class action and shareholder derivative suit on behalf of all shareholders of the Company. This lawsuit (PACE AND FUENTEZ V. HOUSTON INDUSTRIES INCORPORATED) alleges various acts of mismanagement against certain officers and directors of the Company and HL&P and, seeks unspecified actual and punitive damages for the benefit of shareholders of the Company. The Company and HL&P believe that the suit is without merit. The lawsuit is pending in the 122nd Judicial District of Galveston County, Texas.

         In June 1994, a former employee of HL&P filed a lawsuit (PACE, INDIVIDUALLY AND AS A REPRESENTATIVE OF ALL OTHERS SIMILARLY SITUATED V. HOUSTON LIGHTING & POWER COMPANY) in the 56th Judicial District Court of Galveston County, Texas alleging that HL&P has been overcharging ratepayers and owes a refund of more than $500 million. The claim was based on the argument that the Utility Commission failed to allocate to ratepayers alleged tax benefits accruing to the Company and HL&P because HL&P's federal income taxes are paid as part of a consolidated group. The court has granted HL&P's motion for summary judgment, which has now become final.

         In July 1990, the Company paid approximately $104.5 million to the Internal Revenue Service (IRS) in connection with an IRS audit of the Company's 1983 and 1984 federal income tax returns. In November 1991, the Company filed a refund suit in the U.S. Court of Federal Claims seeking the return of $52.1 million of tax, $36.3 million of accrued interest, plus interest on both of those amounts accruing after July 1990. The major contested issue in the refund case involved the IRS's allegation that certain amounts related to the over-recovery of fuel costs should have been included as taxable income in 1983 and 1984 even though HL&P had an obligation to refund the over-recoveries to its ratepayers. In October 1994, the Court granted the Company's Motion for Partial Summary Judgment on the fuel cost over-recovery issue. On February 21, 1995, the Court entered partial judgment in favor of the Company for this issue. The U.S. Government (Government) must file its notice of appeal on or before April 24, 1995. If the Government does not appeal or if the Government appeals but does not prevail, the Company would be entitled to a refund of overpaid tax, interest paid on the overpaid tax in July 1990 and interest on both of those amounts from July 1990. Although, the Company would not be entitled to a refund until all appeals are decided in its favor, the amount owed to the Company will continue to accrue interest. If the Government appeals and prevails, the Company's ultimate financial exposure should be immaterial because of offsetting tax deductions to which the Company is entitled in the year the over-recovery was refunded to ratepayers (and which the IRS has conceded).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders of the Company or HL&P during the fourth quarter of 1994.

                                      -32-

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         The Company's Common Stock, which at February 1, 1995 was held of record by approximately 66,663 shareholders, is listed on the New York, Chicago (formerly Midwest) and London Stock Exchanges (symbol: HOU). All of HL&P's common equity is directly or indirectly held by the Company. The following table sets forth the high and low sales prices of the Company's Common Stock on the composite tape during the periods indicated, as reported by THE WALL STREET JOURNAL, and the dividends declared for such periods. Third quarter 1993 includes two quarterly dividends of $.75 per share due to a change in the timing of the Company's Board of Directors' declaration of dividends. Dividend payout was $3.00 per share for 1994 and 1993. The dividend declared during the fourth quarter of 1994 is payable in March 1995.

                                         Market Price             Dividend
                                      -------------------         Declared
                                       High         Low           Per Share
                                      ------       ------         ---------
1994
First Quarter ...................                                  $  0.75
      January 3 .................    $47 3/4
      March 31 ..................                  $34 3/4

Second Quarter ..................                                  $  0.75
      April 21 ..................    $37 1/4
      May 10 ....................                  $30

Third Quarter ...................                                  $  0.75
      July 1 ....................                  $32 1/2
      August 2 ..................    $36 5/8

Fourth Quarter ..................                                  $  0.75
      November 23 ...............                  $32
      December 15 ...............    $36 1/2

1993
First Quarter ...................                                  $  0.75
      January 8 .................                  $44 3/4
      February 4 ................    $48 3/4

Second Quarter ..................                                  $  0.75
      April 15 ..................    $48 3/8
      June 22 ...................                  $42 1/2

Third Quarter ...................                                  $  1.50
      July 6 ....................                  $43 3/8
      August 31 .................    $47 1/8

Fourth Quarter ..................                                  $  0.75
      November 2 ................    $49 3/4
      November 30 ...............                  $44 3/4

         On December 31, 1994, the consolidated book value of the Company's common stock was $27.28 per share, and the closing market price was $35.63 per share.

         There are no contractual limitations on the payment of dividends on the Company's Common Stock or on the common stock of the Company's subsidiaries other than KBL Cable, Inc. (KBL Cable), the principal operating subsidiary of KBLCOM. Restrictions on distributions and other financial covenants in KBL Cable's credit agreements and other debt instruments affecting KBL Cable will effectively prevent the payment of common stock dividends by KBL Cable for the foreseeable future. For a discussion of the Company's agreement to dispose of its cable television operations, see Note 21(a) to the Company's Consolidated Financial Statements in Item 8 of this Report.

                                      -33-

ITEM 6.  SELECTED FINANCIAL DATA OF THE COMPANY.

     The following table sets forth selected financial data with respect to the Company's consolidated financial condition and results of consolidated operations and should be read in conjunction with the Company's Consolidated and HL&P's Financial Statements and the related notes in Item 8 of this Report.

                                                                 Year Ended December 31,
                                     ------------------------------------------------------------------------
                                         1994            1993            1992            1991          1990
                                     -----------     -----------     -----------     -----------     --------
                                                   (Thousands of Dollars, except per share amounts)
Revenues ..........................  $ 4,001,857     $ 4,323,930     $ 4,062,099     $ 3,898,454    $ 3,668,575
                                     -----------     -----------     -----------     -----------    -----------
Income before cumulative effect of
   change in accounting<F1>........  $   407,461     $   416,036     $   340,487     $   416,754    $   342,789
Cumulative effect of change in
   accounting<F2>..................       (8,200)                         94,180                       (219,718)
                                     -----------     -----------     -----------     -----------    -----------
Net income<F1>.....................  $   399,261     $   416,036     $   434,667     $   416,754    $   123,071
                                     ===========     ===========     ===========     ===========    ===========
Earnings per common share before
   cumulative effect of change in
   accounting<F1>..................  $      3.32     $      3.20     $      2.63     $      3.24    $      2.70
Cumulative effect of change in
   accounting<F2>..................         (.07)                            .73                          (1.73)
                                     -----------     -----------     -----------     -----------    -----------
Earnings per common share<F1>......  $      3.25     $      3.20     $      3.36     $      3.24    $       .97
                                     ===========     ===========     ===========     ===========    ===========
Cash dividends declared per common
   share<F3>.......................  $      3.00     $      3.75     $      2.98     $      2.96    $      2.96
Return on average common equity....        11.9%           12.8%           13.4%           12.7%           3.6%
Ratio of earnings to fixed charges
   before cumulative effect of
   change in accounting............         2.47            2.44            1.99            2.11           1.91
- ---------------------------------------------------------------------------------------------------------------
At year-end:
   Book value per common share<F1>.  $     27.28     $     25.06     $     25.36     $     24.96    $     26.76
   Market price per common share...  $     35.63     $     47.63     $     45.88     $     44.25    $     36.75
   Market price as a percent of
     book value<F1>................         131%            190%            181%            177%           137%
- ---------------------------------------------------------------------------------------------------------------
At year-end:
   Total assets....................  $12,294,147     $12,230,177     $12,421,667     $12,171,677    $12,047,506
   Long-term obligations including
     current maturities<F4>........  $ 4,410,098     $ 4,465,540     $ 4,984,530     $ 5,302,564    $ 4,972,675
   Capitalization:
     Common stock equity...........          42%             40%             38%             37%            39%
     Cumulative preferred stock of
       HL&P (including current
       maturities).................           6%              7%              7%              5%             7%
     Long-term debt (including
       current maturities).........          52%             53%             55%             58%            54%
- ---------------------------------------------------------------------------------------------------------------
Capital Expenditures:
   Electric capital and nuclear
     fuel expenditures
     (excluding AFUDC).............  $   412,899     $   329,016     $   337,082     $   365,486    $   355,285
   Cable television additions and
    other cable-related
    investments....................       84,166          60,385          44,306          26,624         31,186
   Corporate headquarters
    expenditures (excluding
    capitalized interest)..........       44,250          26,034
   Non-regulated electric power
     project expenditures..........          454          35,796           1,625
- ---------------------------------------------------------------------------------------------------------------

<F1>  The Company adopted Statement of Position 93-6 (SOP 93-6), "Employers'
      Accounting for Employee Stock Ownership Plans," effective January 1, 1994, which had the effect of reducing net income while increasing earnings per share. See also Notes 1(i) and 12(b) to the Financial Statements in Item 8 of this Report. SOP 93-6 is effective only with respect to financial statements for periods after January 1, 1994, and no restatement was permitted for prior periods.

<F2>  The 1994 cumulative effect relates to the change in accounting for postemployment benefits. See also Note 12(d) to the Financial Statements in Item 8 of this Report. The 1992 cumulative effect relates to the change in accounting for revenues. See also Note 6 to the Financial Statements in
      Item 8 of this Report. The 1990 cumulative effect reflects the effects for years prior to 1990 of the adoption of SFAS No. 109, "Accounting for Income Taxes."

<F3>  Year ended December 31, 1993 includes five quarterly dividends of $.75 per share due to a change in the timing of the Company's Board of Directors declaration of dividends. Dividend payout was $3.00 per share for 1993. See also Note 8(a) to the Financial Statements in Item 8 of this Report.

<F4>   Includes Cumulative Preferred Stock subject to mandatory redemption.

NOTE: On January 26, 1995, the Company entered into an agreement to dispose of its cable television operations. For a discussion of the proforma presentation of the Company's 1994 Statement of Consolidated Income to reflect KBLCOM on a discontinued operations basis for the entire year, see
      Note 21(a) to the Financial Statements in Item 8 of this Report.

                                      -34-

ITEM 6.  SELECTED FINANCIAL DATA OF HL&P.

     The following table sets forth selected financial data with respect to HL&P's financial condition and results of operations and should be read in conjunction with the Financial Statements and the related notes in Item 8 of this Report.

                                                                      Year Ended December 31,
                                       -------------------------------------------------------------------------------------
                                           1994               1993              1992              1991             1990
                                       ------------       ------------      ------------      ------------      ------------
                                                                      (Thousands of Dollars)
Revenues ...........................   $  3,746,085       $  4,079,863      $  3,826,841      $  3,674,543      $  3,468,682
                                       ------------       ------------      ------------      ------------      ------------
Income after preferred dividends but
   before cumulative effect of
   change in accounting ............   $    461,381       $    449,750      $    375,955      $    472,712      $    429,209
Cumulative effect of change in
   accounting <F1> .................         (8,200)                              94,180
                                       ------------       ------------      ------------      ------------      ------------
Income after preferred dividends ...   $    453,181       $    449,750      $    470,135      $    472,712      $    429,209
                                       ============       ============      ============      ============      ============
Return on average common
   equity ..........................           12.0%              12.3%             13.3%             13.8%             12.8%
Ratio of earnings to fixed charges
   before cumulative effect of
   change in accounting ............           3.80               3.40              2.73              2.97              2.85
Ratio of earnings to fixed charges
   and preferred dividend
   requirements before cumulative
   effect of change in accounting ..           3.20               2.90              2.34              2.53              2.40
- ----------------------------------------------------------------------------------------------------------------------------
At year-end:
   Total assets ....................   $ 10,850,981       $ 10,753,616      $ 10,790,052      $ 10,620,642      $ 10,475,774
   Long-term obligations including
     current maturities <F2> .......   $  3,356,789       $  3,402,032      $  3,796,719      $  4,150,454      $  4,065,853
   Capitalization:
     Common stock equity ...........             51%                50%               47%               44%               43%
     Cumulative preferred stock
       (including current
       maturities) .................              7%                 7%                7%                6%                8%
     Long-term debt (including
       current maturities) .........             42%                43%               46%               50%               49%
- ----------------------------------------------------------------------------------------------------------------------------
Capital and nuclear fuel
   expenditures (excluding AFUDC) ..   $    412,899       $    329,016      $    337,082      $    365,486      $    355,285
Percent of capital expenditures
   financed internally from
   operations ......................            216%               158%              137%              126%               60%
- ----------------------------------------------------------------------------------------------------------------------------

<F1> The 1994 cumulative effect relates to the change in accounting for postemployment benefits. See also Note 12(d) to the Financial Statements in
     Item 8 of this Report. The 1992 cumulative effect relates to the change in accounting for revenues. See Note 6 to the Financial Statements in Item 8 of this Report.

<F2> Includes Cumulative Preferred Stock subject to mandatory redemption.

                                      -35-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                 CURRENT ISSUES

HOUSTON LIGHTING & POWER COMPANY (HL&P)

RATE REVIEW, FUEL RECONCILIATION AND OTHER PROCEEDINGS. In February 1994, the Public Utility Commission of Texas (Utility Commission) initiated a proceeding (Docket No. 12065) to determine whether HL&P's existing rates are just and reasonable. Subsequently, the scope of the docket was expanded to include a reconciliation of HL&P's fuel costs from April 1, 1990 to July 31, 1994. The Utility Commission also initiated a separate proceeding (Docket No. 13126) to review issues regarding the prudence of operation of the South Texas Project Electric Generating Station (South Texas Project) from the date of commercial operation through the present. That review would encompass the outage at the South Texas Project during 1993 through 1994.

In February 1995, all major parties to these proceedings signed a settlement agreement resolving the issues with respect to HL&P, including the prudence issues related to operation of the South Texas Project (Proposed Settlement). Approval of that settlement by the Utility Commission will be required. To that end, the parties have established procedural dates for a hearing on issues raised by the parties who are opposed to the Proposed Settlement. A decision by the Utility Commission on the Proposed Settlement is not anticipated before early summer.

Under the Proposed Settlement, HL&P's base rates would be reduced by approximately $62 million per year, effective retroactively to January 1, 1995, and rates would be frozen for three years, subject to certain conditions. Under the Proposed Settlement, HL&P would amortize its remaining investment of $218 million in the cancelled Malakoff Electric Generating Station (Malakoff) plant, over a period not to exceed seven years. HL&P also would increase its decommissioning expense for the South Texas Project by $9 million per year.

Under the Proposed Settlement, approximately $70 million of fuel expenditures and related interest incurred by HL&P during the fuel reconciliation period would not be recoverable from ratepayers. This $70 million was recorded as a one-time, pre-tax charge to reconcilable fuel revenues to reflect the anticipation of approval of the Proposed Settlement. HL&P would also establish a new fuel factor approximately 17 percent below that currently in effect and would refund to customers the balance in its over-recovery account, estimated to be approximately $180 million after giving effect to the amounts not recoverable from ratepayers. For additional information regarding HL&P's rate proceeding, see Note 3 to Houston Industries Incorporated's (Company) Consolidated and HL&P's Financial Statements (Financial Statements) in Item 8 of this Report.

UNITED STATES NUCLEAR REGULATORY COMMISSION (NRC) DIAGNOSTIC EVALUATION OF THE SOUTH TEXAS PROJECT. In June 1993, the NRC added the South Texas Project to its "watch list" of plants with weaknesses that warranted increased NRC attention. The decision to place the South Texas Project on the "watch list" followed the issuance of a report by a Diagnostic Evaluation Team which conducted a review of the South Texas Project operations. At a meeting on February 3,

1995, the NRC removed the South Texas Project from the "watch list". For a further discussion of the NRC diagnostic evaluation of the South Texas Project, see Note 2(b) to the Financial Statements in Item 8 of this Report.

COMPETITION. HL&P and other members of the electric utility industry, like other regulated industries, are being subjected to technological, regulatory and economic pressures that are increasing competition and offer the possibility for fundamental changes in the industry and its regulation. The electric utility industry historically has been composed of vertically integrated companies which largely have been the exclusive providers of electric service within a governmentally-defined geographic area. Prices for that service have been set by governmental authority under principles that were designed to provide the utility with an opportunity to recover its costs of providing electric service plus a reasonable return on its invested capital.

By legislation adopted in 1978, Congress contributed to the development of new sources of electric generation by freeing cogenerators (i.e., facilities which produce electrical energy along with thermal energy used for industrial processes, usually the generation of steam) from most regulatory constraints applicable to traditional utilities, such as state and federal pricing regulation and organizational restrictions arising under the Public Utility Holding Company Act of 1935 (1935 Act). This legislation contributed to the development of approximately 40 cogeneration facilities in the highly industrialized Houston area, with a power generation capability of over 5,000 megawatts (MW). As a consequence, HL&P has lost some industrial customers to self-generation (representing approximately 2,500 MW), and additional projects continue to be considered by customers.

In 1992 Congress authorized, in the Energy Policy Act, another category of wholesale generators, Exempt Wholesale Generators (EWGs). Like cogenerators, these entities exist to sell electric energy at wholesale, but unlike cogenerators, EWGs may be formed for the generation of electricity without regard to the simultaneous production of thermal energy. Congress chose to free EWGs from the structural constraints applicable to traditional utilities under the 1935 Act, but Congress also authorized traditional utilities to form such entities themselves without being burdened by those restrictions. At the same time, Congress placed significant limitations on the ability of traditional utilities to purchase power in their own service territories from an affiliated EWG.

There are increasing pressures today by both cogenerators and exempt wholesale generators for access to the electric transmission and distribution systems of the regulated utilities in order to have greater flexibility in moving power to other purchasers, including access for the purpose of making retail sales to either affiliates of the unregulated generator or to other customers of the regulated utility. In February 1995, a new entity sought permission from the Utility Commission to construct a transmission line within HL&P's service territory for the purpose of transmitting power from a cogeneration facility owned by an industrial concern to an affiliate of that concern. This proceeding has been docketed by the Utility Commission, but currently is in its early stages.

Neither federal nor Texas law currently permits retail sales by unregulated entities. However, changes to the Federal Power Act made in the Energy Policy Act of 1992 increase the power of the Federal Energy Regulatory Commission to order utilities to transmit power generated by both regulated and unregulated entities to other wholesale customers, and efforts are underway in some states that may lead to broader authorization of transmission access for such entities and even to retail sales by such entities. HL&P anticipates that some of those arguments will be advanced in the current session of the Texas legislature during the consideration of the re-enactment to the Public Utility Regulatory Act, which governs electric regulation in Texas.

At this time it is impossible to predict what changes to the electric utility industry will emerge as a result of any legislative changes that may be adopted by the Texas legislature. Nor is it possible to predict what other changes to the industry will emerge from federal regulatory and legislative initiatives or from regulatory decisions of the Utility Commission, though, it seems likely that such changes ultimately will increase the competition HL&P faces in supplying electric energy to its customers.

KBLCOM INCORPORATED (KBLCOM)

PENDING DISPOSITION OF CABLE OPERATIONS. On January 26, 1995, Time Warner Inc. (Time Warner) and the Company reached an agreement in which Time Warner would acquire KBLCOM in a tax-deferred, stock-for-stock merger with a subsidiary of Time Warner. For a discussion of the transaction, see "LIQUIDITY AND CAPITAL RESOURCES - COMPANY" below and Note 21(a) to the Financial Statements in Item 8 of this Report.

CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992 (1992 CABLE
ACT). KBLCOM continues to adapt to changes mandated by the 1992 Cable Act. The 1992 Cable Act directed the Federal Communications Commission (FCC) to set guidelines for retail prices on basic cable and cable programming services (other than premium, pay-per-view and a la carte services) which are then regulated by local governments and the FCC, respectively. It also required cable programmers to license their services on a fair basis to cable competitors and to refrain from practices which would restrain the ability of cable competitors to compete fairly. In addition, at the option of the broadcasters, cable operators are required to obtain the permission of, and potentially pay a charge to, broadcast television stations to retransmit their programming to cable customers.

During 1994, KBLCOM faced further changes in rate regulations when the FCC announced its revised benchmark rules (Rate Rule II) and its interim cost-of-service rule (Interim COS Rule). Rate Rule II revised the "benchmark formulas" established by the FCC in May 1993 and was applied prospectively from May 1994. Rate Rule II required cable operators to reduce existing rates to the higher of (i) the rates calculated using the revised benchmark formulas or (ii) a level 17 percent below such cable operators' rates as of September 30, 1992, adjusted for inflation and certain increases in programming costs. Cable operators which cannot or do not wish to comply with Rate Rule II may choose to justify their existing rates under the Interim COS Rule. This rule established a cost-of-service rate system which evaluates the rates charged by cable systems based on their operating expenses and capital costs. Both Rate Rule II and the Interim COS Rule are lengthy and complex. KBLCOM has complied with these rules by further adjusting rates for regulated services. Due to continuing ambiguity and uncertainty in the enforcement of the 1992 Cable Act, KBLCOM's basic, tier, equipment and installation fees may be further reduced.

Any possible decline in revenue due to such rules is not expected to have a material adverse effect on KBLCOM's financial position or results of operations.

                             RESULTS OF OPERATIONS
COMPANY

Summary of selected financial data for the Company and its subsidiaries is set forth below:
                                               Year Ended December 31,
                                             --------------------------  Percent
                                                 1994          1993      Change
                                             ------------  ------------  -------
                                               (Thousands of Dollars)

           Revenues ........................   $4,001,857    $4,323,930    (7)
           Operating Expenses...............    2,990,032     3,301,513    (9)
           Operating Income.................    1,011,825     1,022,417    (1)
           Interest and Other Charges.......      396,949       423,145    (6)
           Income Taxes.....................      218,613       231,118    (5)
           Net Income.......................      399,261       416,036    (4)

                                               Year Ended December 31,
                                             --------------------------  Percent
                                                 1993          1992       Change
                                             ------------  ------------  -------
                                               (Thousands of Dollars)

           Revenues ........................   $4,323,930    $4,062,099     6
           Operating Expenses...............    3,301,513     3,120,231     6
           Operating Income.................    1,022,417       941,868     9
           Interest and Other Charges.......      423,145       480,561   (12)
           Income Taxes.....................      231,118       164,609    40
           Net Income.......................      416,036       434,667    (4)

GENERAL

1994 COMPARED TO 1993. Consolidated earnings per share were $3.25 for 1994, compared to $3.20 per share in 1993. The Company adopted Statement of Position 93-6 (SOP 93-6), "Employers' Accounting for Employee Stock Ownership Plans," effective January 1, 1994, which had the effect of reducing 1994 net income by $12.8 million at the time of adoption while increasing earnings per common share by $.10. Earnings per common share increased as a result of the weighted average common shares outstanding for the period ended December 31, 1994 being reduced by 7,770,313 shares not yet allocated to participants in the Company's Employee Stock Ownership Plan. For a further discussion of the effects of the adoption of SOP 93-6, see Notes 1(i) and 12(b) to the Financial Statements in Item 8 of this Report.

HL&P, the Company's electric utility subsidiary, contributed $3.69 to the 1994 consolidated earnings per share on income of $453.2 million after preferred dividends. KBLCOM, the Company's cable television subsidiary, posted income before long-term financing cost with parent of $117,000. The remaining loss of $.44 per share resulted from financing and corporate costs of the Company and a combined loss of the Company's other subsidiaries, partially offset by the effects of the adoption of SOP 93-6, as discussed above. For business segment information, see Note 16 to the Financial Statements in Item 8 of this Report.

1993 COMPARED TO 1992. Consolidated earnings per share were $3.20 for 1993, compared to $3.36 per share in 1992. However, the Company's 1992 earnings were increased by nonrecurring items at HL&P, as discussed below. Without these items, the Company's earnings for the year ended 1992 would have been $397.5 million, or $3.07 per share.

HL&P contributed $3.46 to the 1993 consolidated earnings per share on income of $449.8 million after preferred dividends. KBLCOM posted a loss before long-term financing cost with parent of $13.0 million, or $.10 per share, as discussed below. The remaining loss of $.16 per share resulted from financing and corporate costs of the Company and a combined loss of the Company's other subsidiaries.

As a result of the 1 percent general corporate income tax rate increase imposed by the Omnibus Budget Reconciliation Act of 1993 (OBRA), the Company's 1993 results were reduced by $14.3 million. For additional information regarding the effect of OBRA on the Company, see Note 13 to the Financial Statements in Item 8 of this Report.

HL&P

Summary of selected financial data for HL&P is set forth below:

                                          Year Ended December 31,
                                         -------------------------    Percent
                                            1994          1993        Change
                                         ------------ ------------    -------
                                          (Thousands of Dollars)

      Revenues............................ $3,746,085  $4,079,863       (8)
      Operating Expenses..................  3,003,203   3,313,577       (9)
      Operating Income....................    742,882     766,286       (3)
      Interest Charges....................    249,472     284,585      (12)
      Income After Preferred Dividends....    453,181     449,750        1

                                          Year Ended December 31,
                                         -------------------------   Percent
                                            1993          1992       Change
                                         ------------ ------------   -------
                                          (Thousands of Dollars)

      Revenues............................ $4,079,863  $3,826,841        7
      Operating Expenses..................  3,313,577   3,077,771        8
      Operating Income....................    766,286     749,070        2
      Interest Charges....................    284,585     324,565      (12)
      Income After Preferred Dividends....    449,750     470,135       (4)

                                      -40-
GENERAL

1994 COMPARED TO 1993. The increase in earnings in 1994 compared to 1993 primarily resulted from (i) higher residential and commercial kilowatt-hour
(KWH) sales, which rose 1 percent and 4 percent, respectively, from the previous year, (ii) lower operating costs associated with reductions in production plant maintenance and employee benefits, and (iii) lower interest expenses. This increase in earnings was partially offset by the recording of a one-time, pre-tax charge to reconcilable fuel revenues of $70 million to reflect the anticipation of approval of the Proposed Settlement. Additionally, earnings in 1994 reflected the recognition of postemployment benefit costs as required by the adoption, beginning in January 1994, of Statement of Financial Accounting Standards (SFAS) No. 112, "Employer's Accounting for Postemployment Benefits." Earnings for 1993 included approximately $33 million in franchise tax refunds. For information regarding HL&P's current regulatory proceedings and the Proposed Settlement, and SFAS No. 112, see "CURRENT ISSUES - HL&P - Rate Review, Fuel Reconciliation and Other Proceedings" above and Notes 3 and 12(d), respectively, to the Financial Statements in Item 8 of this Report.

1993 COMPARED TO 1992. The decline in earnings in 1993 compared to 1992 was primarily due to nonrecurring items recorded during 1992 of (i) $142.7 million of pre-tax income associated with the adoption of a change in accounting principle related to the timing of recognition of revenue from electricity sales and (ii) a one-time, pre-tax charge of $86.4 million related to HL&P's restructuring of operations. For additional information regarding the restructuring of operations, see Note 17 to the Financial Statements in Item 8 of this Report. Excluding these two nonrecurring items, earnings for 1992 would have been $433.0 million. Earnings for 1993 were positively affected by an increase in KWH sales due to warmer weather compared to 1992 and the addition of approximately 23,000 customers during the year.

As a result of the 1 percent general corporate income tax rate increase imposed by OBRA, HL&P's 1993 results were negatively impacted by $8.0 million. For additional information regarding the effects of OBRA on HL&P, see Note 13 to HL&P's Financial Statements in Item 8 of this Report.

OPERATING REVENUE AND SALES

1994 COMPARED TO 1993. Electric operating revenue for 1994 decreased 8.2 percent primarily due to a decrease in reconcilable fuel revenues and the one-time, pre-tax charge of $70 million discussed above. These decreases were partially offset by increased residential and commercial KWH sales. Residential and commercial KWH sales increased 1.4 percent and 4.2 percent, respectively, primarily due to a 1.7 percent increase in the number of customers. Firm industrial sales remained relatively flat. Firm industrial sales exclude electricity sold at a reduced rate under agreements which allow HL&P to interrupt service under some circumstances. As a result of these increased sales, base (non-fuel) revenues were $49.7 million higher in 1994 compared to the previous year.

1993 COMPARED TO 1992. Electric operating revenue for 1993 increased 6.6 percent primarily due to increased KWH sales in all three major customer categories. Residential and commercial KWH
                                      -41-

sales increased 3.5 percent and 4.3 percent, respectively, due to warmer weather and a 1.7 percent increase in the number of customers. Firm industrial sales increased 1.3 percent. As a result of these increased sales, base revenues were $70 million higher in 1993 compared to the previous year.

FUEL AND PURCHASED POWER EXPENSE

1994 COMPARED TO 1993. Fuel expense was $860.9 million in 1994, 19.0 percent lower than in 1993, primarily due to decreases in both the use and unit cost of gas, and decreases in the unit cost of all other fuels used in 1994. The average cost of fuel used by HL&P during 1994 was $1.54 per million British Thermal Unit (MMBtu) compared to $1.95 per MMBtu in 1993. Purchased power expense decreased $106.5 million in 1994, a 20.7 percent reduction from 1993, due to lower fuel costs and the expiration of a purchased power agreement. For information regarding reconcilable fuel revenues and HL&P's fuel reconciliation proceeding, see Note 3 to the Financial Statements in Item 8 of this Report.

1993 COMPARED TO 1992. Fuel expense was $1.1 billion in 1993, 16.2 percent higher than in 1992, primarily due to increases in both the use and unit cost of gas, partially offset by decreases in the unit cost of all other fuels used in 1993. The average cost of fuel used by HL&P during 1993 was $1.95 per MMBtu compared to $1.71 per MMBtu in 1992. Purchased power expense increased $29.1 million due to higher fuel costs and escalating capacity charges paid to cogenerators. The increased fuel costs reflect in part the use of non-nuclear sources of fuel during the outage of Unit Nos. 1 and 2 of the South Texas Project. The outage covered substantially all of 1993. For information regarding the outage of Unit Nos. 1 and 2 of the South Texas Project, see Note 2(b) to the Financial Statements in Item 8 of this Report.

OPERATION AND MAINTENANCE EXPENSES, DEPRECIATION AND AMORTIZATION, OTHER TAXES AND INTEREST

1994 COMPARED TO 1993. Electric operation and maintenance expenses decreased $28.0 million and $41.8 million, respectively, in 1994. These decreases were due primarily to reduced employee benefits expenses and lower production plant maintenance costs.

Depreciation and amortization expense in 1994 was $12.4 million higher than in 1993 primarily due to an increase in depreciable property and the additional amortization, beginning in January 1994, of demand side management expenditures.

Other taxes increased $40.1 million in 1994, primarily due to the effect of $33 million in franchise tax refunds received in 1993 and increased property taxes in 1994.

Interest on long-term debt was $29.5 million lower in 1994 than in 1993 because of previous refinancing activities and the reduction of long-term debt. Reductions of intercompany borrowings, partially offset by interest on fuel cost over-recoveries, resulted in a $3.8 million decrease in other interest expense in 1994.
                                      -42-

1993 COMPARED TO 1992. Electric operation and maintenance expenses increased $55.1 million and $33.1 million, respectively, in 1993. These increases were due primarily to the recognition of postretirement benefit costs (resulting from the adoption of SFAS No. 106 on January 1, 1993), costs related to the sale of receivables, and higher production plant operation and maintenance costs.

Depreciation and amortization expense in 1993 was $14.1 million higher than in 1992 primarily due to an increase in depreciable property and the additional amortization, beginning in January 1993, of project costs related to Malakoff. For information regarding Malakoff, see Note 5 to the Financial Statements in
Item 8 of this Report. These increases were partially offset by the cessation of property loss amortization in 1993.

Other taxes decreased $22.1 million in 1993 primarily due to state franchise tax refunds totaling approximately $33 million, partially offset by increased property taxes due to increased tax rates.

Interest on long-term debt was $35.2 million lower in 1993 than in 1992 because of refinancing activities and the reduction of long-term debt. Reductions of intercompany borrowings and fuel cost under-recoveries resulted in a $7.2 million decrease in other interest expense in 1993.

KBLCOM

Summary of selected financial data for KBLCOM is set forth below:

                                                Year Ended December 31,
                                               ------------------------- Percent
                                                  1994          1993     Change
                                               -----------   ----------- -------
                                                (Thousands of Dollars)

      Revenues................................. $  255,772    $  244,067     5
      Operating Expenses (1)...................    156,084       148,325     5
      Gross Operating Margin (1)...............     99,688        95,742     4
      Depreciation, Amortization, Interest and
          Other................................    102,422       100,318     2
      Income Taxes (Benefit)...................     (2,851)        8,436     -
      Income (Loss) Before Long-Term
          Financing Cost with Parent...........        117       (13,012)    -
      --------------
      Basic Subscribers (000)..................        690           605    14

                                      -43-
                                                Year Ended December 31,
                                               ------------------------- Percent
                                                  1993          1992     Change
                                               -----------   ----------- -------
                                                (Thousands of Dollars)

      Revenues................................. $  244,067    $  235,258     4
      Operating Expenses (1)...................    148,325       140,242     6
      Gross Operating Margin (1)...............     95,742        95,016     1
      Depreciation, Amortization, Interest
          and Other............................    100,318       124,466   (19)
      Income Taxes (Benefit)...................      8,436        (8,201)    -
      Loss Before Long-Term Financing Cost
          with Parent..........................    (13,012)      (21,249)   39
      --------------
      Basic Subscribers (000)..................        605           577     5

      (1)  Exclusive of depreciation and amortization.

GENERAL

1994 COMPARED TO 1993. KBLCOM's results of operations for 1994 improved from 1993 due to higher revenues resulting from the addition of approximately 85,000 customers, including 51,000 served at year end by three cable companies acquired by KBLCOM in July 1994 (Acquisition). For a discussion of the Acquisition, see
Note 18 to the Financial Statements in Item 8 of this Report. KBLCOM's operating margin for 1994 was 39.0 percent, compared to 39.2 percent for 1993.

In 1994, KBLCOM's income tax benefit of $2.8 million was primarily due to a $7.5 million reduction of deferred state income tax liabilities.

KBLCOM's future earnings outlook is dependent, to a large degree, on the success of its marketing programs to increase basic subscribers and premium programming services, its success in marketing other services, such as advertising and pay-per-view, and the general economic conditions in the areas it serves. In addition, the cable television industry in general, including KBLCOM, is faced with various uncertainties, including the impact of recent regulation of basic service rates by municipalities, the potential entry of telephone companies into the cable business and increased competition from other entities. Recent changes to the legislative and regulatory environment in which the cable television industry operates could limit KBLCOM's ability to increase prices charged for cable television services in the future. See "CURRENT ISSUES - KBLCOM - 1992 Cable Act."

1993 COMPARED TO 1992. KBLCOM's net loss per share declined due to increased revenues, reduced interest expense and increased earnings from the Paragon Communications (Paragon) partnership, which is discussed below. KBLCOM's operating margin for 1993 was 39.2 percent, compared to 40.4 percent for 1992.

The 1 percent general corporate income tax rate increase imposed by OBRA negatively impacted KBLCOM's 1993 results by $6.8 million.

                                      -44-

The following discussions of operating revenues and sales and depreciation and interest expense relate to KBLCOM and its wholly-owned subsidiaries, excluding the investment in Paragon, which is not included because it is accounted for under the equity method of accounting.

OPERATING REVENUES AND SALES

1994 COMPARED TO 1993. In 1994, cable television revenues were favorably impacted by the addition of approximately 34,000 basic subscribers, excluding the Acquisition, an increase of 5.6 percent and 85,000 basic subscribers, including the Acquisition, an increase of 14.1 percent. Excluding the Acquisition, basic service revenues decreased $3.2 million or 2.0 percent in 1994 as compared to 1993 primarily because revenues from additional outlets declined by $7.1 million. However, including the Acquisition, basic service revenues increased $1.7 million or 1.1 percent. Basic service revenue increases are due primarily to additional customers and the Acquisition partially offset by lower rates for basic service, including additional outlets, mandated by the 1992 Cable Act, which were placed in effect in September 1993 and July 1994. See "CURRENT ISSUES - KBLCOM - 1992 Cable Act."

Ancillary service revenues from sources, such as advertising and installation fees, increased $6.9 million, or 22.3 percent, in 1994 from the prior year. This increase was due primarily to increased advertising sales and telephony-related and premium fees. Pay-per-view revenues declined 3.1 percent in 1994 from 1993 primarily due to the lack of major feature movies and local pay-per-view sporting events in 1994. Premium revenues increased $3.4 million, or 8.8 percent due primarily to new packaging of premium units and multiplexing, which is the delivery of multiple channels of premium service with no change in price to the subscriber. The Acquisition did not have a material impact on these revenue categories.

1993 COMPARED TO 1992. Basic service revenues increased $5.4 million, or 3.4 percent, primarily due to the addition of 28,000 basic subscribers. However, the revenue increase related to the additional subscribers was partially offset by a reduction in basic rates effective on September 1, 1993 implemented as a result of the 1992 Cable Act. A large portion of this reduction resulted from the loss of revenues from additional outlets.

Ancillary service revenues from sources, such as advertising and installation fees, increased $3.2 million, or 11.8 percent, in 1993 from the prior year. This increase was due primarily to increased advertising sales and higher installation and other related transaction fees. Pay-per-view revenues were approximately the same in 1993 as in 1992. Premium revenues were approximately the same in 1993 as in 1992, ending a long decline in this revenue category.

DEPRECIATION AND INTEREST EXPENSE

1994 COMPARED TO 1993. Excluding the Acquisition, depreciation and amortization increased $4.2 million or 5.5 percent in 1994 compared to 1993 due primarily to asset additions. Including the Acquisition, such costs increased $6.8 million or
8.7 percent in 1994. In 1994, interest expense increased $1.0 million, or 2.0 percent, due to an increase in interest rates.

                                      -45-

1993 COMPARED TO 1992. Depreciation and amortization increased $2.3 million, or
3.0 percent, in 1993 due primarily to asset additions. In 1993, interest expense decreased $18.7 million, or 26.8 percent, due to reduced interest rates and lower debt balances. The Company recapitalized KBLCOM to reduce the amount of debt in its capital structure. As part of this recapitalization, the Company contributed $177.3 million of equity which was used to reduce KBLCOM's indebtedness. This recapitalization increased KBLCOM's equity, reduced the financial risks associated with indebtedness and increased KBLCOM's financial flexibility.

PARAGON PARTNERSHIP

1994 COMPARED TO 1993. A subsidiary of KBLCOM owns a 50 percent interest in Paragon, a Colorado partnership, which, in turn, owns cable television systems which served approximately 967,000 basic cable customers in seven states as of December 31, 1994. Paragon's revenues were favorably impacted in 1994 by the addition of approximately 35,000 basic subscribers, an increase of 3.8 percent from 1993. KBLCOM's 1994 equity interest in the pre-tax earnings of Paragon was $33.5 million, compared to $32.2 million in 1993. The increase was due to increased revenue and reduced interest expense at Paragon, partially offset by the impact of the 1992 Cable Act.

1993 COMPARED TO 1992. Paragon served approximately 932,000 basic cable customers in seven states as of December 31, 1993. Paragon's revenues were favorably impacted in 1993 by the addition of approximately 31,000 subscribers, an increase of 3.4 percent. KBLCOM's 1993 equity interest in the pre-tax earnings of Paragon was $32.2 million, compared to $24.9 million in 1992. The increase was due to increased revenue, improved operating margins and reduced interest expense at Paragon, partially offset by the impact of the 1992 Cable Act.
                          LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

The Company's cash requirements stem primarily from operating expenses, capital expenditures, payment of common stock dividends, payment of preferred stock dividends, and interest and principal payments on debt. Net cash provided by operating activities totaled $1.2 billion in 1994.

Net cash used in investing activities in 1994 totaled $561.8 million, primarily due to electric capital expenditures of $418.5 million (including Allowance for Borrowed Funds Used During Construction (AFUDC)), and cable television additions and investments of approximately $84.2 million.

Financing activities for 1994 resulted in a net cash outflow of $639.7 million. The Company's primary financing activities were the payment of dividends, repayment of short-term borrowings, redemption of preferred stock and payment of long-term debt.
                                      -46-

The liquidity and capital requirements of the Company and its subsidiaries are affected primarily by capital programs and debt service requirements. The capital requirements for 1994, and as estimated for 1995 through 1997, are as follows:
                                                       Millions of Dollars
                                                 ------------------------------
                                                   1994   1995    1996   1997
                                                   ----   ----    ----   ----
Electric capital and nuclear fuel (excluding
 AFUDC)........................................    $413   $364    $385   $338
Cable television additions and other
    cable-related investments (1)..............      84     91
Cable acquisitions.............................      80
Corporate headquarters expenditures (excluding
    capitalized interest) (2)..................      44     79       6
Non-regulated electric power project
    expenditures(3)............................             35
Maturities of long-term debt, preferred stock
    and minimum capital lease payments.........      55     65     476    384
                                                   ----   ----    ----   ----
Total..........................................    $676   $634    $867   $722
                                                   =====  ====    ====   ====
- --------------
(1) Due to the pending disposition of KBLCOM, capital requirements after 1995 have not been presented.

(2) In December 1993, a subsidiary of the Company acquired a new headquarters building in downtown Houston. Structural improvements and various renovations have been ongoing to accommodate the Company's business requirements.

(3) Additional capital expenditures are dependent upon the nature and extent of future project commitments entered into by Houston Industries Energy, Inc. (HI Energy).

For a discussion of the Company's commitments for capital expenditures, see Note 14 to the Financial Statements in Item 8 of this Report.

COMPANY

SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

The Company has consolidated its financing activities in order to provide a coordinated, cost-effective method of meeting short and long-term capital requirements. As part of the consolidated financing program, the Company has established a "money fund" through which its subsidiaries can borrow or invest on a short-term basis. The funding requirements of individual subsidiaries are aggregated and borrowing or investing is conducted by the Company based on the net cash position. In 1994, net funding requirements were met with borrowings under the Company's commercial paper program, except that HL&P's borrowing requirements were generally met with HL&P's commercial paper program. In 1995, net funding requirements of the Company and HL&P are expected to be met with a combination of commercial paper and bank borrowings. As of December 31, 1994, the Company had a bank credit facility of $600 million (exclusive of bank credit facilities of subsidiaries), which was used to support its commercial paper program. At December 31, 1994, the Company had approximately $423 million of commercial paper
                                      -47-

outstanding. Rates paid by the Company on its short-term borrowings are generally lower than the prime rate. In March 1995, the Company's bank credit facility was increased to $800 million.

On January 26, 1995, the Company entered into an agreement with Time Warner to sell all of its cable television operations. In exchange for KBLCOM's common stock, Time Warner will issue to the Company one million shares of its common stock and 11 million shares of a newly-issued series of its convertible preferred stock (with a liquidation value of $100 per share). The preferred stock will be convertible into approximately 22.9 million shares of Time Warner common stock. After four years, Time Warner will have the right to exchange the preferred stock for common stock at the stated conversion rate, unless the Company elects to convert the shares before such time. In addition, Time Warner will purchase KBLCOM's intercompany debt for an estimated $600 million in cash. Approximately $685 million of KBLCOM's third party debt and other liabilities will be assumed by Time Warner upon the closing of the sale. Closing of the transaction, which is expected to occur in the second half of 1995, is subject to the approval of certain franchise authorities and other governmental entities.

Based on a Time Warner common stock price of $35.50 and assuming the closing occurs on September 30, 1995, the Company estimates that it will recognize an after-tax gain of approximately $650 million. The Company anticipates that it will record a portion of this gain (estimated to be approximately $100 million) in the first quarter of 1995 in recognition of the deferred tax asset arising from the Company's excess tax basis in KBLCOM stock. The remainder of the gain will be recognized at closing. The Company believes that the transaction will improve its liquidity by exchanging the Company's investment in KBLCOM for cash and marketable securities. In addition, the terms of the preferred stock to be issued by Time Warner provide for the payment of an annual cash dividend of $3.75 per share for four years. Assuming Time Warner common stock were to continue to pay its current dividend of $.36 per share, the Company would expect to receive after-tax dividend payments on the Time Warner common and preferred stock of approximately $37 million per year.

It is anticipated that the $600 million proceeds to be received in connection with the sale of KBLCOM's intercompany debt would be used for general corporate purposes, including but not limited to the redemption of or retirement of indebtedness of the Company, the advance or contribution of funds to one or more subsidiaries to be used for their general corporate purposes or (depending on market and other conditions) the possible repurchase of certain outstanding shares of the Company's common stock. For additional information regarding the proforma presentation of the Company's 1994 Statement of Consolidated Income to reflect KBLCOM on a discontinued operations basis for the entire year, see Note 21(a) to the Financial Statements in Item 8 of this Report.

The Company has registered with the Securities and Exchange Commission (SEC) $250 million principal amount of debt securities which remain unissued. Proceeds from any sales of these debt securities are expected to be used for general corporate purposes, including investments in and loans to subsidiaries.

The Company also has registered with the SEC five million shares of its common stock. Proceeds from the sale of these securities will be used for general corporate purposes, including,
                                      -48-

but not limited to, the redemption, repayment or retirement of outstanding indebtedness of the Company or the advance or contribution of funds to one or more of the Company's subsidiaries to be used for their general corporate purposes, including, without limitation, the redemption, repayment or retirement of indebtedness or preferred stock.

HL&P

HL&P's cash requirements stem primarily from operating expenses, capital expenditures, payment of common stock dividends, payment of preferred stock dividends, and interest and principal payments on debt. HL&P's net cash provided by operating activities for 1994 totaled approximately $1.2 billion. Net cash used in HL&P's investing activities for 1994 totaled $434.3 million including AFUDC.

In July 1994, HL&P contributed as equity its rights to receive certain railroad settlement payments to HL&P Receivables, Inc., a wholly-owned subsidiary of HL&P. Following the transfer of such receivables to a trust, HL&P received $66.1 million, which was recorded as a reduction to its reconcilable fuel expense in July 1994. The reduction to reconcilable fuel expense had no effect on earnings. For a further discussion of this transaction, see Note 19 to the Financial Statements in Item 8 of this Report.

HL&P's financing activities for 1994 resulted in a net cash outflow of $569.2 million. Included in these activities were the payment of dividends, repayment of short-term borrowings, the redemption of preferred stock, and the repayment of matured long-term debt. For information with respect to these matters, see Notes 9 and 10(a) to the Financial Statements in Item 8 of this Report.

CAPITAL PROGRAM

HL&P's capital and nuclear fuel expenditures (excluding AFUDC) for 1994 totaled $413 million, which was below the authorized budgeted level of $478 million. Estimated expenditures for 1995, 1996 and 1997 are $364 million, $385 million and $338 million, respectively. Maturities of long-term debt, preferred stock subject to mandatory redemption, and capital leases for this same period include $49 million in 1995, $200 million in 1996 and $254 million in 1997.

HL&P's capital program for the next three years is expected to relate to costs for production, transmission, distribution, and general plant. HL&P began construction of the San Jacinto Steam Electric Station (San Jacinto Station), formerly the E. I. du Pont de Nemours Company (DuPont) project, in 1993 in order to provide generating capacity in 1995. The San Jacinto Station is being constructed pursuant to an agreement between HL&P and DuPont, whereby HL&P will construct, own, and operate two 80 megawatt gas turbine units located at DuPont's La Porte, Texas facility. The project will supply DuPont with process steam while all electrical energy will be used in the HL&P system. HL&P's capital program is subject to periodic review and portions may be revised from time to time due to changes in load forecasts, changing regulatory and environmental standards and other factors.

                                      -49-

SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

HL&P expects to finance its 1995 through 1997 capital program with funds generated internally from operations.

HL&P has registered with the SEC $230 million aggregate liquidation value of its preferred stock and $580 million aggregate principal amount of its debt securities that may be issued as first mortgage bonds and/or as debt securities collateralized by first mortgage bonds. Proceeds from any sale of these securities are expected to be used for general corporate purposes including the purchase, redemption (to the extent permitted by the terms of the outstanding securities), repayment or retirement of outstanding indebtedness or preferred stock of HL&P.

In 1994, HL&P's interim financing requirements were met with commercial paper. In 1995, HL&P's interim financing requirements are expected to be met with a combination of commercial paper and bank borrowings. At December 31, 1994, HL&P had approximately $236 million in short-term investments and no commercial paper borrowings. HL&P's commercial paper program is supported by a bank credit facility of $400 million.

HL&P's capitalization at December 31, 1994 was 42 percent long-term debt, 7 percent preferred stock and 51 percent common stock equity.

ENVIRONMENTAL EXPENDITURES

The new requirements of the Clean Air Act will require HL&P to increase its environmental expenditures. Modifying its existing facilities to reduce emissions of nitrogen oxides (NOx) cost $4 million in 1994. The date for additional compliance has been delayed by the United States Environmental Protection Agency (EPA) and the Texas Natural Resource Conservation Commission until it becomes certain that additional expenditures for NOx emission reductions will be required under the provisions of the Clean Air Act. Up to an additional $40 million may be incurred by HL&P in order to fully comply with new NOx requirements after 1997. In addition, it is anticipated that $7 million in 1995 will be expended to install continuous emission monitoring equipment; approximately $4 million was incurred for this equipment in 1994.

The EPA identified HL&P as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act for the costs of cleaning up a site located adjacent to one of HL&P's transmission lines. In October 1992, the EPA issued an Administrative Order to HL&P and several other companies purporting to require them to manage the remediation of the site. Because of various defenses it believes are available to it, HL&P has not complied with this Order. To date, neither the EPA nor any other potentially responsible party has instituted a claim against HL&P for cleanup costs; however, under current law, potentially responsible parties could be determined to be jointly and severally liable for such costs. The cleanup of the entire site may cost $80 million. If, despite its defenses, HL&P were ultimately held to be responsible for the site, it may be subject to substantial fines and damages. Although no prediction can be made at this time as to the ultimate outcome of this matter, in light of all the circumstances involved, the Company and HL&P do not believe any costs that HL&P will incur

                                      -50-

in this matter will have a material adverse effect on the Company's or HL&P's financial condition or results of operation.

KBLCOM

KBLCOM's cash requirements stem primarily from operating expenses, capital expenditures, and interest and principal payments on debt. KBLCOM's net cash provided by operating activities was $48.7 million in 1994.

Net cash used in KBLCOM's investing activities for 1994 totaled $88.1 million, primarily due to property additions and other cable-related investments of approximately $84.2 million. These amounts were financed principally through internally generated funds and intercompany advances. A substantial portion of KBLCOM's 1995 capital requirements is expected to be met through internally generated funds. It is expected that any shortfall will be met through intercompany borrowings. For a discussion of the pending disposition of KBLCOM, see Note 21(a) to the Financial Statements in Item 8 of this Report.

KBLCOM's financing activities for 1994 resulted in a net cash inflow of $39.5 million. Included in these activities was the reduction of third party debt through scheduled principal payments and repayments of debt assumed in the Acquisition.

FINANCING ACTIVITIES

In the first quarter of 1994 and 1995, KBLCOM made mandatory repayments of $10.4 million and $15.8 million, respectively, principal amount of its senior notes and senior subordinated notes. In January 1994, KBLCOM's letter of credit and term loan facility was terminated. As of December 31, 1993, the facility was utilized in the form of letters of credit aggregating approximately $89.3 million which supported debt service obligations on senior subordinated notes.

In July 1994, KBLCOM acquired the stock of three cable companies then serving approximately 48,000 customers in the Minneapolis area in exchange for 587,646 shares of common stock of the Company. The total purchase price of approximately $80 million included the assumption of approximately $60 million in liabilities. Notes were repaid in connection with the Acquisition in the amount of $57.7 million.

SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

Additional borrowing under a KBLCOM bank credit facility is subject to certain covenants which relate primarily to the maintenance of certain financial ratios, principally debt to cash flow and interest coverages. KBLCOM presently is in compliance with such covenants. At December 31, 1994, KBLCOM had $76 million available for borrowing under its credit facility. The facility has scheduled reductions in March of each year until it is terminated in March 1999.

                                      -51-
HI ENERGY

The Company formed HI Energy in 1993 to seek investment opportunities in domestic and foreign power generation projects and the privatization of foreign electric utilities. The international market for private power development has recently emerged and is currently where HI Energy is concentrating most of its resources.

During 1994, HI Energy began construction of the Ford Heights Tire-To-Energy Project, a $106 million electric generating plant south of Chicago, Illinois. HI Energy is committed to fund $21 million through combined equity contributions and loans as a result of its participation in this project.

In January 1995, HI Energy acquired for $15.7 million a 90 percent equity interest in an electric utility operating company in the province of Santiago del Estero, a rural province in the north central part of Argentina. The utility system serves approximately 100,000 customers in an area of 136,000 square kilometers.

Additional capital expenditures are dependent upon the nature and extent of future project commitments entered into by HI Energy.

                             NEW ACCOUNTING ISSUES

The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating facilities recorded on the financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has agreed to review the accounting for removal costs, including decommissioning. If the current electric utility industry accounting practices for such decommissioning are changed: (i) annual provisions for decommissioning could increase, (ii) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and (iii) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction of decommissioning expense.
                                      -52-

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)

                                                           Year Ended December 31,
                                                   ---------------------------------------
                                                      1994          1993          1992
                                                   -----------   -----------   -----------
REVENUES:
   Electric....................................... $ 3,746,085   $ 4,079,863   $ 3,826,841
   Cable television...............................     255,772       244,067       235,258
                                                   -----------   -----------   -----------
         Total....................................   4,001,857     4,323,930     4,062,099
                                                   -----------   -----------   -----------
EXPENSES:
   Electric:
      Fuel........................................     860,936     1,063,050       914,732
      Purchased power.............................     408,963       515,502       486,414
      Operation and maintenance...................     828,748       898,535       810,379
      Taxes other than income taxes...............     251,421       211,295       233,439
      Restructuring...............................                                  86,431
   Cable television operating expenses............     156,084       148,325       140,242
   Depreciation and amortization..................     483,880       464,806       448,594
                                                   -----------   -----------   -----------
         Total....................................   2,990,032     3,301,513     3,120,231
                                                   -----------   -----------   -----------
OPERATING INCOME..................................   1,011,825     1,022,417       941,868
                                                   -----------   -----------   -----------
OTHER INCOME (EXPENSE):
   Allowance for other funds used during
      construction................................       4,115         3,512         6,169
   Equity in income of cable television
      partnerships................................      33,313        31,979        24,871
   Interest income................................       5,656        33,357        34,361
   Other - net....................................     (31,886)      (20,966)      (21,612)
                                                   -----------   -----------   -----------
         Total....................................      11,198        47,882        43,789
                                                   -----------   -----------   -----------
INTEREST AND OTHER CHARGES:
   Interest on long-term debt.....................     343,844       377,308       424,102
   Other interest.................................      25,076        15,145        23,323
   Allowance for borrowed funds used during
      construction................................      (5,554)       (3,781)       (6,191)
   Preferred dividends of subsidiary..............      33,583        34,473        39,327
                                                   -----------   -----------   -----------
         Total....................................     396,949       423,145       480,561
                                                   -----------   -----------   -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING.................     626,074       647,154       505,096
INCOME TAXES......................................     218,613       231,118       164,609
                                                   -----------   -----------   -----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING..................................     407,461       416,036       340,487

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
   REVENUES (NET OF INCOME TAXES OF $48,517)......                                  94,180

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
   POSTEMPLOYMENT BENEFITS (NET OF INCOME
   TAXES OF $4,415)...............................      (8,200)
                                                   -----------   -----------   -----------
NET INCOME........................................ $   399,261   $   416,036   $   434,667
                                                   ===========   ===========   ===========

                                                  -53-
EARNINGS PER COMMON SHARE:

   EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
      EFFECT OF CHANGE IN ACCOUNTING.............. $      3.32   $      3.20   $      2.63

   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      FOR REVENUES................................                                     .73

   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      FOR POSTEMPLOYMENT BENEFITS.................        (.07)
                                                   -----------   -----------   -----------
EARNINGS PER COMMON SHARE......................... $      3.25   $      3.20   $      3.36
                                                   ===========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING (000)..............................     122,853       130,004       129,514

                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                           Year Ended December 31,
                                                   ---------------------------------------
                                                      1994          1993          1992
                                                   -----------   -----------   -----------
Balance at Beginning of Year.....................  $ 1,191,230   $ 1,254,584   $ 1,202,125
Add - Net Income.................................      399,261       416,036       434,667
                                                   -----------   -----------   -----------
      Total......................................    1,590,491     1,670,620     1,636,792
Common Stock Dividends:
   1994, $3.00; 1993, $3.75; 1992, $2.98;
   (per share)...................................     (369,270)     (487,927)     (385,952)
Tax Benefit of ESOP Dividends....................                      8,939         8,944
Redemption of HL&P Preferred Stock...............                       (402)       (5,200)
                                                   -----------   -----------   -----------
Balance at End of Year...........................  $ 1,221,221   $ 1,191,230   $ 1,254,584
                                                   ===========   ===========   ===========

                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                          December 31,
                                                                     -----------------------
                                                                        1994        1993
                                                                     ----------- -----------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
   Electric plant:
     Production...................................................   $ 7,221,142 $ 7,165,811
     Transmission.................................................       876,159     840,736
     Distribution.................................................     2,628,450   2,503,964
     General......................................................     1,017,319     969,733
     Construction work in progress................................       333,180     242,661
     Nuclear fuel.................................................       212,795     211,785
     Plant held for future use....................................       201,741     196,330
   Electric plant acquisition adjustments.........................         3,166       3,166
   Cable television property......................................       438,026     372,178
   Other property.................................................        85,529      47,494
                                                                     ----------- -----------
       Total......................................................    13,017,507  12,553,858
   Less accumulated depreciation and amortization.................     3,689,000   3,355,616
                                                                     ----------- -----------
       Property, plant and equipment - net........................     9,328,507   9,198,242
                                                                     ----------- -----------
CURRENT ASSETS:
   Cash and cash equivalents......................................        10,443      14,884
   Special deposits...............................................            10      11,834
   Accounts receivable:
     Customers (less allowance for doubtful accounts of $1,545
       and $1,682 at December 31, 1994 and 1993, respectively)....         6,903       4,985
     Others.......................................................        29,488      11,153
   Accrued unbilled revenues......................................        38,372      29,322
   Fuel stock, at lifo cost.......................................        56,711      58,585
   Materials and supplies, at average cost........................       157,959     166,477
   Prepayments....................................................        17,864      20,432
                                                                     ----------- -----------
       Total current assets.......................................       317,750     317,672
                                                                     ----------- -----------
OTHER ASSETS:
   Cable television franchises and intangible assets (less
     accumulated amortization of $223,494 and $184,057 at
     December 31, 1994 and 1993, respectively)....................     1,029,440     984,032
   Deferred plant costs - net.....................................       638,917     664,699
   Deferred debits................................................       287,419     371,773
   Unamortized debt expense and premium on reacquired debt........       161,885     169,465
   Equity investment in cable television partnerships.............       160,363     122,531
   Equity investment in foreign electric utility..................        35,449      36,984
   Regulatory asset - net.........................................       235,463     246,763
   Recoverable project costs - net................................        98,954     118,016
                                                                     ----------- -----------
       Total other assets.........................................     2,647,890   2,714,263
                                                                     ----------- -----------
         Total....................................................   $12,294,147 $12,230,177
                                                                     =========== ===========

                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                                          December 31,
                                                                     -----------------------
                                                                        1994        1993
                                                                     ----------- -----------
CAPITALIZATION (STATEMENTS ON FOLLOWING PAGES):
   Common stock equity............................................   $ 3,369,248 $ 3,273,997
                                                                     ----------- -----------
   Preference stock, no par; authorized, 10,000,000 shares;
     none outstanding
   Cumulative preferred stock of subsidiary:
     Not subject to mandatory redemption..........................       351,345     351,354
     Subject to mandatory redemption..............................       121,910     167,236
                                                                     ----------- -----------
       Total cumulative preferred stock...........................       473,255     518,590
                                                                     ----------- -----------
   Long-term debt.................................................     4,222,916   4,243,195
                                                                     ----------- -----------
         Total capitalization.....................................     8,065,419   8,035,782
                                                                     ----------- -----------
CURRENT LIABILITIES:
   Notes payable..................................................       423,291     591,385
   Accounts payable...............................................       332,855     239,814
   Taxes accrued..................................................        48,858     187,503
   Interest accrued...............................................        82,317      84,178
   Dividends accrued..............................................       105,185     105,207
   Accrued liabilities to municipalities..........................        21,307      22,589
   Customer deposits..............................................        64,905      65,604
   Current portion of long-term debt and preferred stock..........        65,272      55,109
   Other..........................................................        60,089      62,688
                                                                     ----------- -----------
         Total current liabilities................................     1,204,079   1,414,077
                                                                     ----------- -----------
DEFERRED CREDITS:
   Accumulated deferred income taxes..............................     2,079,471   1,987,336
   Unamortized investment tax credit..............................       414,776     434,597
   Fuel-related credits...........................................       242,912      77,533
   Other..........................................................       287,490     280,852
                                                                     ----------- -----------
         Total deferred credits...................................     3,024,649   2,780,318
                                                                     ----------- -----------
COMMITMENTS AND CONTINGENCIES
            Total.................................................   $12,294,147 $12,230,177
                                                                     =========== ===========

                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                             (THOUSANDS OF DOLLARS)

                                                                          December 31,
                                                                    ------------------------
                                                                       1994         1993
                                                                    -----------  -----------
COMMON STOCK EQUITY:
   Common stock, no par; authorized, 400,000,000 shares;
    issued, 131,296,663 and 130,658,755 shares at
    December 31, 1994 and 1993, respectively......................  $ 2,437,638  $ 2,415,256
   Unearned ESOP shares, 7,770,313 shares.........................     (289,611)
   Note receivable from ESOP......................................                  (332,489)
   Retained earnings..............................................    1,221,221    1,191,230
                                                                    -----------  -----------
            Total common stock equity.............................    3,369,248    3,273,997
                                                                    -----------  -----------
CUMULATIVE PREFERRED STOCK, no par; authorized, 10,000,000
   shares; outstanding, 5,232,397 and 5,432,397 shares at
   December 31, 1994 and 1993, respectively (entitled
   upon involuntary liquidation to $100 per share):

   Houston Lighting & Power Company:
     Not subject to mandatory redemption:
       $4.00 series,      97,397 shares...........................        9,740        9,740
       $6.72 series,     250,000 shares...........................       25,115       25,115
       $7.52 series,     500,000 shares...........................       50,226       50,226
       $8.12 series,     500,000 shares...........................       50,098       50,098
       Series A - 1992,  500,000 shares...........................       49,094       49,098
       Series B - 1992,  500,000 shares...........................       49,104       49,109
       Series C - 1992,  600,000 shares...........................       58,984       58,984
       Series D - 1992,  600,000 shares...........................       58,984       58,984
                                                                    -----------  -----------
            Total.................................................      351,345      351,354
                                                                    -----------  -----------
     Subject to mandatory redemption:
       $8.50  series,  400,000 and 600,000 shares
       at December 31, 1994 and 1993, respectively................       39,799       59,597
       $9.375 series,  1,285,000 shares...........................      127,811      127,639
       Current redemptions........................................      (45,700)     (20,000)
                                                                    -----------  -----------
            Total.................................................      121,910      167,236
                                                                    -----------  -----------
              Total cumulative preferred stock....................      473,255      518,590
                                                                    -----------  -----------
LONG-TERM DEBT:
   Debentures:
       7 1/4% series, due 1996....................................      200,000      200,000
       9 3/8% series, due 2001....................................      250,000      250,000
       7 7/8% series, due 2002....................................      100,000      100,000
       Unamortized discount.......................................       (1,271)      (1,456)
                                                                    -----------  -----------
         Total debentures.........................................      548,729      548,544
                                                                    -----------  -----------
   Houston Lighting & Power Company:
     First mortgage bonds:
       5 1/4% series, due 1996....................................       40,000       40,000
       5 1/4% series, due 1997....................................       40,000       40,000
       6 3/4% series, due 1997....................................       35,000       35,000
       7 5/8% series, due 1997....................................      150,000      150,000
       6 3/4% series, due 1998....................................       35,000       35,000
       7 1/4% series, due 2001....................................       50,000       50,000
       9.15 % series, due 2021....................................      160,000      160,000
       8 3/4% series, due 2022....................................      100,000      100,000
       7 3/4% series, due 2023....................................      250,000      250,000
       7 1/2% series, due 2023....................................      200,000      200,000

                                                -58-

       4.90 % pollution control series, due 2003..................  $    16,600  $    16,600
       7    % pollution control series, due 2008..................       19,200       19,200
       6 3/8% pollution control series, due 2012..................       33,470       33,470
       6 3/8% pollution control series, due 2012..................       12,100       12,100
       7 3/4% pollution control series, due 2015..................       68,700       68,700
       8 1/4% pollution control series, due 2015..................       90,000       90,000
       7 7/8% pollution control series, due 2016..................       68,000       68,000
       6.70 % pollution control series, due 2017..................       43,820       43,820
       5.60 % pollution control series, due 2017..................       83,565       83,565
       7 7/8% pollution control series, due 2018..................       50,000       50,000
       7.20 % pollution control series, due 2018..................      175,000      175,000
       8 1/4% pollution control series, due 2019..................      100,000      100,000
       8.10 % pollution control series, due 2019..................      100,000      100,000
       7 7/8% pollution control series, due 2019..................       29,685       29,685
       7.60 % pollution control series, due 2019..................       70,315       70,315
       7.70 % pollution control series, due 2019..................       75,000       75,000
       7 1/8% pollution control series, due 2019..................      100,000      100,000
       7 5/8% pollution control series, due 2019..................      100,000      100,000
       6.70 % pollution control series, due 2027..................       56,095       56,095
     Medium-term notes series A, 9.80%-9.85%, due 1996-1999.......      180,500      200,000
     Medium-term notes series B, 8 5/8%, due 1996.................      100,000      100,000
     Medium-term notes series C, 6.10%, due 2000..................      150,000      150,000
     Medium-term notes series B, 8.15%, due 2002..................      100,000      100,000
     Medium-term notes series C, 6.50%, due 2003..................      150,000      150,000
                                                                    -----------  -----------
         Total first mortgage bonds...............................    3,032,050    3,051,550
                                                                    -----------  -----------
   Pollution control revenue bonds:
     Gulf Coast 1980-T series, floating rate, due 1998............        5,000        5,000
     Brazos River 1985 A2 series, 9 3/4%, due 2005................        4,265        4,265
     Brazos River 1985 A1 series, 9 7/8%, due 2015................       87,680       87,680
     Matagorda County 1985 series, 10%, due 2015..................       58,905       58,905
                                                                    -----------  -----------
         Total pollution control revenue bonds....................      155,850      155,850
                                                                    -----------  -----------
   Unamortized premium (discount) - net...........................      (12,253)     (12,839)
   Capitalized lease obligations, discount rates of
     5.2%-11.7%, due 1995-2018....................................       12,403       17,825
   Notes payable..................................................        1,129        2,410
                                                                    -----------    ---------
         Subtotal.................................................        1,279        7,396
                                                                    -----------  -----------
            Total.................................................    3,189,179    3,214,796
                                                                    -----------  -----------
   KBLCOM Incorporated and subsidiaries:
     Senior bank debt.............................................      364,000      364,000
     Senior notes.................................................       62,480       67,095
     Senior subordinated notes....................................       78,100       83,869
                                                                    -----------  -----------
            Total.................................................      504,580      514,964
                                                                    -----------  -----------
              Total...............................................    4,242,488    4,278,304
              Current maturities..................................      (19,572)     (35,109)
                                                                    -----------  -----------
              Total long-term debt................................    4,222,916    4,243,195
                                                                    -----------  -----------
                Total capitalization..............................  $ 8,065,419  $ 8,035,782
                                                                    ===========  ===========

                See Notes to Consolidated Financial Statements.

                                      -59-

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                                                 Year Ended December 31,
                                                        ------------------------------------
                                                            1994         1993        1992
                                                        -----------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.........................................  $   399,261  $   416,036  $  434,667
   Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation and amortization...................      483,880      464,806     448,594
      Amortization of nuclear fuel....................       21,561        2,101      29,237
      Deferred income taxes...........................       62,713      197,516      61,670
      Investment tax credit...........................      (19,821)     (20,185)    (19,950)
      Allowance for other funds used during
         construction.................................       (4,115)      (3,512)     (6,169)
      Payment of disputed income taxes and
         related interest.............................                               (52,817)
      Fuel cost (refund) and over/(under)
         recovery - net...............................      277,940      (91,863)    (84,072)
      Restructuring...................................                                86,431
      Cumulative effect of change in accounting
         for revenues.................................                               (94,180)
      Cumulative effect of change in accounting
         for postemployment benefits..................        8,200
      Regulatory asset - net..........................       11,300      (69,337)    (12,180)
      Equity in income of cable television
         partnerships.................................      (33,313)     (31,979)    (24,871)
      Changes in other assets and liabilities:
         Accounts receivable - net....................      (29,303)     302,215      10,357
         Inventory....................................       10,392       10,940       9,350
         Other current assets.........................       14,392      (15,430)      2,885
         Accounts payable.............................       93,041       (9,583)     10,990
         Interest and taxes accrued...................     (136,506)     (18,952)    (20,693)
         Other current liabilities....................       (5,082)      28,088     (53,520)
         Other - net..................................       42,564       46,789      68,083
                                                        -----------  -----------  ----------
         Net cash provided by operating activities....    1,197,104    1,207,650     793,812
                                                        -----------  -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Electric capital and nuclear fuel expenditures
      (including allowance for borrowed funds
      used during construction).......................     (418,453)    (332,797)   (343,273)
   Cable television additions and other cable-
      related investments.............................      (84,166)     (60,385)    (44,306)
   Non-regulated electric power project
      expenditures....................................         (454)     (35,796)     (1,625)
   Corporate headquarters expenditures (including
      capitalized interest)...........................      (46,829)     (26,034)
   Other - net........................................      (11,932)      (5,376)    (10,608)
                                                        -----------  -----------  ----------
         Net cash used in investing activities........     (561,834)    (460,388)   (399,812)
                                                        -----------  -----------  ----------
                                                  -60-
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock.........................               $    52,638
   Proceeds from preferred stock......................                            $  216,700
   Proceeds from first mortgage bonds.................                   840,427     488,760
   Proceeds from senior bank debt.....................                    20,000
   Proceeds from debentures...........................                                99,216
   Purchase of senior and subordinated notes..........                               (71,419)
   Payment of matured first mortgage bonds............  $   (19,500)    (136,000)   (157,000)
   Payment of senior bank debt........................                  (238,349)     (5,000)
   Payment of senior and subordinated notes...........      (10,384)      (6,390)
   Payment of other notes.............................      (57,673)
   Payment of common stock dividends..................     (368,790)    (389,933)   (385,952)
   Redemption of preferred stock......................      (20,000)     (40,000)   (103,000)
   Increase (decrease) in notes payable...............     (168,094)      27,136     233,955
   Extinguishment of long-term debt...................                  (995,751)   (717,912)
   Other - net........................................        4,730       64,527      49,300
                                                        -----------  -----------  ----------
      Net cash used in financing activities...........     (639,711)    (801,695)   (352,352)
                                                        -----------  -----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS........................................       (4,441)     (54,433)     41,648

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR........       14,884       69,317      27,669
                                                        -----------  -----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR..............  $    10,443  $    14,884  $   69,317
                                                        ===========  ===========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Payments:
   Interest (net of amounts capitalized)..............  $   366,548  $   397,911  $  474,655
   Income taxes.......................................      174,657      123,975     172,053

                See Notes to Consolidated Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)

                                                          Year Ended December 31,
                                                   ---------------------------------------
                                                      1994          1993          1992
                                                   -----------   -----------   -----------
OPERATING REVENUES................................ $ 3,746,085   $ 4,079,863   $ 3,826,841
                                                   -----------   -----------   -----------
OPERATING EXPENSES:
   Fuel...........................................     860,936     1,063,050       914,732
   Purchased power................................     408,963       515,502       486,414
   Operation......................................     580,892       608,912       553,847
   Maintenance....................................     247,856       289,623       256,532
   Depreciation and amortization..................     398,142       385,731       371,645
   Income taxes...................................     254,993       239,464       174,731
   Other taxes....................................     251,421       211,295       233,439
   Restructuring..................................                                  86,431
                                                   -----------   -----------   -----------
         Total....................................   3,003,203     3,313,577     3,077,771
                                                   -----------   -----------   -----------
OPERATING INCOME..................................     742,882       766,286       749,070
                                                   -----------   -----------   -----------
OTHER INCOME (EXPENSE):
   Allowance for other funds used during
      construction................................       4,115         3,512         6,169
   Interest income................................      10,000         3,296         2,447
   Other - net....................................     (12,561)       (4,286)      (17,839)
                                                   -----------   -----------   -----------
         Total....................................       1,554         2,522        (9,223)
                                                   -----------   -----------   -----------
INCOME BEFORE INTEREST CHARGES....................     744,436       768,808       739,847
                                                   -----------   -----------   -----------
INTEREST CHARGES:
   Interest on long-term debt.....................     246,533       276,049       311,208
   Other interest.................................       8,493        12,317        19,548
   Allowance for borrowed funds used during
      construction................................      (5,554)       (3,781)       (6,191)
                                                   -----------   -----------   -----------
         Total....................................     249,472       284,585       324,565
                                                   -----------   -----------   -----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING..................................     494,964       484,223       415,282

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
   REVENUES (NET OF INCOME TAXES OF $48,517)......                                  94,180

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
   POSTEMPLOYMENT BENEFITS (NET OF INCOME
   TAXES OF $4,415)...............................      (8,200)
                                                   -----------   -----------   -----------
NET INCOME  ......................................     486,764       484,223       509,462

DIVIDENDS ON PREFERRED STOCK......................      33,583        34,473        39,327
                                                   -----------   -----------   -----------
INCOME AFTER PREFERRED DIVIDENDS.................. $   453,181   $   449,750   $   470,135
                                                   ===========   ===========   ===========

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                        STATEMENTS OF RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)

                                                            Year Ended December 31,
                                                   ---------------------------------------
                                                       1994         1993          1992
                                                   -----------   -----------   -----------
Balance at Beginning of Year.....................  $ 2,028,924   $ 1,922,558   $ 1,803,371

Add - Net Income.................................      486,764       484,223       509,462

Redemption of Preferred Stock....................                       (402)       (5,200)
                                                   -----------   -----------   -----------
      Total......................................    2,515,688     2,406,379     2,307,633
                                                   -----------   -----------   -----------
Deduct - Cash Dividends:
   Preferred:
      $4.00 Series...............................          390           390           390
      $6.72 Series...............................        1,680         1,680         1,680
      $7.52 Series...............................        3,760         3,760         3,760
      $8.12 Series...............................        4,060         4,060         4,060
      Series A - 1984............................                                    2,720
      Series B - 1985............................                                    2,625
      Series A - 1992............................        1,740         1,366         1,425
      Series B - 1992............................        1,683         1,366         1,405
      Series C - 1992............................        2,040         1,672           356
      Series D - 1992............................        2,075         1,615           359
      $8.50 Series...............................        4,108         6,517         8,500
      $9.375 Series..............................       12,047        12,047        12,047

   Common........................................      328,996       342,982       345,748
                                                   -----------   -----------   -----------
      Total......................................      362,579       377,455       385,075
                                                   -----------   -----------   -----------
Balance at End of Year...........................  $ 2,153,109   $ 2,028,924   $ 1,922,558
                                                   ===========   ===========   ===========

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                          December 31,
                                                                     ----------------------
                                                                        1994        1993
                                                                     ----------- ----------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
   Electric plant:
     Production...................................................   $ 7,221,142 $ 7,165,811
     Transmission.................................................       876,159     840,736
     Distribution.................................................     2,628,450   2,503,964
     General......................................................     1,017,319     969,733
     Construction work in progress................................       333,180     242,661
     Nuclear fuel.................................................       212,795     211,785
     Plant held for future use....................................       201,741     196,330
   Electric plant acquisition adjustments.........................         3,166       3,166
                                                                     ----------- -----------
       Total......................................................    12,493,952  12,134,186

   Less accumulated depreciation and amortization.................     3,517,923   3,194,127
                                                                     ----------- -----------
       Property, plant and equipment - net........................     8,976,029   8,940,059
                                                                     ----------- -----------
CURRENT ASSETS:
   Cash and cash equivalents......................................       235,867      12,413
   Special deposits...............................................            10      11,834
   Accounts receivable:
     Affiliated companies.........................................         4,213       1,792
     Others ......................................................         8,896       2,540
   Accrued unbilled revenues......................................        38,372      29,322
   Fuel stock, at lifo cost ......................................        56,711      58,585
   Materials and supplies, at average cost........................       147,922     160,371
   Prepayments....................................................         9,665       9,234
                                                                     ----------- -----------
       Total current assets.......................................       501,656     286,091
                                                                     ----------- -----------
OTHER ASSETS:
   Deferred plant costs - net.....................................       638,917     664,699
   Deferred debits................................................       241,611     333,620
   Unamortized debt expense and premium on reacquired debt........       158,351     164,368
   Regulatory asset - net.........................................       235,463     246,763
   Recoverable project costs - net................................        98,954     118,016
                                                                     ----------- -----------
       Total other assets.........................................     1,373,296   1,527,466
                                                                     ----------- -----------
         Total....................................................   $10,850,981 $10,753,616
                                                                     =========== ===========

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                                          December 31,
                                                                     -----------------------
                                                                        1994        1993
                                                                     ----------- -----------
CAPITALIZATION (STATEMENTS ON FOLLOWING PAGES):
   Common stock equity............................................   $ 3,829,036 $ 3,704,851
   Cumulative preferred stock:
     Not subject to mandatory redemption..........................       351,345     351,354
     Subject to mandatory redemption..............................       121,910     167,236
   Long-term debt.................................................     3,185,404   3,190,071
                                                                     ----------- -----------
         Total capitalization.....................................     7,487,695   7,413,512
                                                                     ----------- -----------
CURRENT LIABILITIES:
   Notes payable..................................................                   171,100
   Accounts payable...............................................       268,874     190,583
   Accounts payable to affiliated companies.......................        10,936       8,449
   Taxes accrued..................................................        60,211     187,517
   Interest and dividends accrued.................................        64,732      65,238
   Accrued liabilities to municipalities..........................        21,307      22,589
   Customer deposits..............................................        64,905      65,604
   Current portion of long-term debt and preferred stock..........        49,475      44,725
   Other..........................................................        59,912      63,607
                                                                     ----------- -----------
         Total current liabilities................................       600,352     819,412
                                                                     ----------- -----------
DEFERRED CREDITS:
   Accumulated deferred income taxes..............................     1,876,300   1,798,976
   Unamortized investment tax credit..............................       411,580     430,996
   Fuel-related credits...........................................       242,912      77,533
   Other..........................................................       232,142     213,187
                                                                     ----------- -----------
         Total deferred credits...................................     2,762,934   2,520,692
                                                                     ----------- -----------
COMMITMENTS AND CONTINGENCIES
            Total.................................................   $10,850,981 $10,753,616
                                                                     =========== ===========

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                          STATEMENTS OF CAPITALIZATION
                             (THOUSANDS OF DOLLARS)

                                                                          December 31,
                                                                    ------------------------
                                                                       1994         1993
                                                                    -----------  -----------
COMMON STOCK EQUITY:
   Common stock, Class A; no par; authorized and outstanding,
     1,000 shares voting..........................................  $ 1,524,949  $ 1,524,949
   Common stock, Class B; no par; authorized and outstanding,
     100 shares, non-voting.......................................      150,978      150,978
   Retained earnings..............................................    2,153,109    2,028,924
                                                                    -----------  -----------
            Total common stock equity.............................    3,829,036    3,704,851
                                                                    -----------  -----------
CUMULATIVE PREFERRED STOCK, no par; authorized,
   10,000,000 shares; outstanding, 5,232,397 and 5,432,397 shares at December 31, 1994 and 1993, respectively (entitled upon involuntary liquidation to $100 per share):

     Not subject to mandatory redemption:
       $4.00 series,      97,397 shares...........................        9,740        9,740
       $6.72 series,     250,000 shares...........................       25,115       25,115
       $7.52 series,     500,000 shares...........................       50,226       50,226
       $8.12 series,     500,000 shares...........................       50,098       50,098
       Series A - 1992,  500,000 shares...........................       49,094       49,098
       Series B - 1992,  500,000 shares...........................       49,104       49,109
       Series C - 1992,  600,000 shares...........................       58,984       58,984
       Series D - 1992,  600,000 shares...........................       58,984       58,984
                                                                    -----------  -----------
            Total.................................................      351,345      351,354
                                                                    -----------  -----------
     Subject to mandatory redemption:
       $8.50  series,  400,000 shares and 600,000 shares
         at December 31, 1994 and 1993, respectively..............       39,799       59,597
       $9.375 series,  1,285,000 shares...........................      127,811      127,639
       Current redemptions........................................      (45,700)     (20,000)
                                                                    -----------  -----------
            Total.................................................      121,910      167,236
                                                                    -----------  -----------
              Total cumulative preferred stock....................      473,255      518,590
                                                                    -----------  -----------
LONG-TERM DEBT:
     First mortgage bonds:
       5 1/4% series, due 1996....................................       40,000       40,000
       5 1/4% series, due 1997....................................       40,000       40,000
       6 3/4% series, due 1997....................................       35,000       35,000
       7 5/8% series, due 1997....................................      150,000      150,000
       6 3/4% series, due 1998....................................       35,000       35,000
       7 1/4% series, due 2001....................................       50,000       50,000
       9.15 % series, due 2021....................................      160,000      160,000
       8 3/4% series, due 2022....................................      100,000      100,000
       7 3/4% series, due 2023....................................      250,000      250,000
       7 1/2% series, due 2023....................................      200,000      200,000
       4.90 % pollution control series, due 2003..................       16,600       16,600
       7    % pollution control series, due 2008..................       19,200       19,200
       6 3/8% pollution control series, due 2012..................       33,470       33,470
       6 3/8% pollution control series, due 2012..................       12,100       12,100
       7 3/4% pollution control series, due 2015..................       68,700       68,700
       8 1/4% pollution control series, due 2015..................       90,000       90,000
       7 7/8% pollution control series, due 2016..................       68,000       68,000
       6.70 % pollution control series, due 2017..................       43,820       43,820
       5.60 % pollution control series, due 2017..................       83,565       83,565
       7 7/8% pollution control series, due 2018..................       50,000       50,000
       7.20 % pollution control series, due 2018..................      175,000      175,000
       8 1/4% pollution control series, due 2019..................      100,000      100,000
       8.10 % pollution control series, due 2019..................      100,000      100,000

                                                         -66-

         7 7/8% pollution control series, due 2019................  $    29,685  $    29,685
         7.60 % pollution control series, due 2019................       70,315       70,315
         7.70 % pollution control series, due 2019................       75,000       75,000
         7 1/8% pollution control series, due 2019................      100,000      100,000
         7 5/8% pollution control series, due 2019................      100,000      100,000
         6.70 % pollution control series, due 2027................       56,095       56,095
       Medium-term notes series A, 9.80%-9.85%, due 1996-1999.....      180,500      200,000
       Medium-term notes series B, 8 5/8%, due 1996...............      100,000      100,000
       Medium-term notes series C, 6.10%, due 2000................      150,000      150,000
       Medium-term notes series B, 8.15%, due 2002................      100,000      100,000
       Medium-term notes series C, 6.50%, due 2003................      150,000      150,000
                                                                    -----------  -----------
            Total first mortgage bonds............................    3,032,050    3,051,550
                                                                    -----------  -----------
   Pollution control revenue bonds:
       Gulf Coast 1980-T series, floating rate, due 1998..........        5,000        5,000
       Brazos River 1985 A2 series, 9 3/4%, due 2005..............        4,265        4,265
       Brazos River 1985 A1 series, 9 7/8%, due 2015..............       87,680       87,680
       Matagorda County 1985 series, 10%, due 2015................       58,905       58,905
                                                                    -----------  -----------
            Total pollution control revenue bonds.................      155,850      155,850
                                                                    -----------  -----------
   Unamortized premium (discount) - net...........................      (12,253)     (12,839)
   Capitalized lease obligations, discount rates of
     5.2%-11.7%, due 1995-2018....................................       12,403       17,825
   Notes payable..................................................        1,129        2,410
                                                                    -----------    -----------
            Subtotal..............................................        1,279        7,396
                                                                    -----------  -----------

              Total...............................................    3,189,179    3,214,796
              Current maturities..................................       (3,775)     (24,725)
                                                                    -----------  -----------
              Total long-term debt................................    3,185,404    3,190,071
                                                                    -----------  -----------

                Total capitalization..............................  $ 7,487,695  $ 7,413,512
                                                                    ===========  ===========

                       See Notes to Financial Statements.

                                      -67-

                        HOUSTON LIGHTING & POWER COMPANY

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                                                 Year Ended December 31,
                                                     -----------------------------------------
                                                         1994            1993          1992
                                                     ------------    ------------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ....................................   $    486,764    $    484,223    $ 509,462

   Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation and amortization ..............        398,142         385,731      371,645
      Amortization of nuclear fuel ...............         21,561           2,101       29,237
      Deferred income taxes ......................         81,739         214,369       73,943
      Investment tax credit ......................        (19,416)        (19,797)     (19,926)
      Allowance for other funds used during
         construction ............................         (4,115)         (3,512)      (6,169)
      Fuel cost (refund) and over/(under)
          recovery - net .........................        277,940         (91,863)     (84,072)
      Cumulative effect of change in accounting
         for revenues ............................                                     (94,180)
      Cumulative effect of change in accounting
         for postemployment benefits .............          8,200
      Restructuring ..............................                                      86,431
      Regulatory asset - net .....................         11,300         (69,337)     (12,180)
      Changes in other assets and liabilities:
         Accounts receivable - net ...............        (17,827)        170,784       14,633
         Materials and supplies ..................         12,449           3,850       10,791
         Fuel stock ..............................          1,874           9,979       (1,542)
         Accounts payable ........................         80,778         (11,854)      13,235
         Interest and taxes accrued ..............       (127,812)        (20,035)     (24,610)
         Other current liabilities ...............         (4,936)         18,040      (54,694)
         Other - net .............................         20,270          63,721       41,382
                                                     ------------    ------------    ---------
         Net cash provided by operating activities      1,226,911       1,136,400      853,386
                                                     ------------    ------------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital and nuclear fuel expenditures
      (including allowance for borrowed funds
      used during construction) ..................       (418,453)       (332,797)    (343,273)
   Other - net ...................................        (15,822)        (13,067)     (10,668)
                                                     ------------    ------------    ---------
      Net cash used in investing activities ......       (434,275)       (345,864)    (353,941)
                                                     ------------    ------------    ---------
                                                 -68-
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from preferred stock .................                                   $ 216,700
   Proceeds from first mortgage bonds ............                   $    840,427      488,760
   Payment of matured bonds ......................   $    (19,500)       (136,000)    (157,000)
   Payment of dividends ..........................       (363,083)       (378,528)    (386,049)
   Increase (decrease) in notes payable ..........       (171,100)         31,660      139,440
   Increase (decrease) in notes payable to
      affiliated company .........................                       (120,001)      19,000
   Redemption of preferred stock .................        (20,000)        (40,000)    (103,000)
   Extinguishment of long-term debt ..............                       (995,751)    (717,912)
   Other - net ...................................          4,501          15,817       (5,997)
                                                     ------------    ------------    ---------
      Net cash used in financing activities ......       (569,182)       (782,376)    (506,058)
                                                     ------------    ------------    ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ..............................        223,454           8,160       (6,613)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...         12,413           4,253       10,866
                                                     ------------    ------------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR .........   $    235,867    $     12,413    $   4,253
                                                     ============    ============    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Payments:
   Interest (net of amounts capitalized) .........   $    251,245    $    296,201    $ 341,921
   Income taxes ..................................        196,655         127,713      153,010

                       See Notes to Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994

 (1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) SYSTEM OF ACCOUNTS AND EFFECTS OF REGULATION. The accounting records of Houston Lighting & Power Company (HL&P), the principal subsidiary of Houston Industries Incorporated (Company), are maintained in accordance with the Federal Energy Regulatory Commission's (FERC) Uniform System of Accounts. HL&P's accounting practices are subject to regulation by the Public Utility Commission of Texas (Utility Commission), which has adopted the FERC system of accounts.

        As a result of Utility Commission regulation, HL&P follows the accounting set forth in Statement of Financial Accounting Standards
        (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation". This statement requires a rate-regulated entity to reflect the effects of regulatory decisions in its financial statements. In accordance with the statement, the Company has deferred certain costs pursuant to rate actions of the Utility Commission and is recovering or expects to recover such costs in electric rates charged to customers. The regulatory assets are included in plant held for future use and other assets on the Company's Consolidated and HL&P's Balance Sheets. The regulatory liabilities are included in deferred credits on the Company's Consolidated and HL&P's Balance Sheets. In the event the Company is no longer able to apply SFAS No. 71 due to future changes in regulation or competition, the Company's ability to recover these assets and/or liabilities may not be assured.

        Following are significant regulatory assets and liabilities:

                                                             December 31, 1994
                                                           ---------------------
                                                           (Millions of Dollars)

        Deferred plant costs - net............................     $ 639
        Malakoff Electric Generating Station (Malakoff)
          investment..........................................       252
        Regulatory tax asset - net............................       235
        Unamortized loss on reacquired debt...................       117
        Deferred debits.......................................       105
        Unamortized investment tax credit.....................      (412)
        Accumulated deferred income taxes - regulatory tax
           asset..............................................       (82)

   (b) PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

        All significant intercompany transactions and balances are eliminated in consolidation except for, prior to 1993, sales of accounts receivable to Houston Industries Finance, Inc. (Houston

        Industries Finance), a former subsidiary of the Company, which were not eliminated because of the distinction for regulatory purposes between utility and non-utility operations. In January 1993, Houston Industries Finance sold the receivables back to the respective subsidiaries and ceased operations. HL&P is now selling its accounts receivable and most of its accrued unbilled revenues to a third party.

        Investments in affiliates in which the Company has a 20 percent to 50 percent interest, or a lesser percent in which the Company has management influence, which include the investments in Paragon Communications (Paragon) and Empresa Distribuidora La Plata S.A. (EDELAP), are recorded using the equity method of accounting. See
        Note 7.

   (c) ELECTRIC PLANT. Additions to electric plant, betterments to existing property and replacements of units of property are capitalized at cost. Cost includes the original cost of contracted services, direct labor and material, indirect charges for engineering supervision and similar overhead items and an Allowance for Funds Used During Construction (AFUDC). Customer payments for construction reduce additions to electric plant.

        HL&P computes depreciation using the straight-line method. The depreciation provision as a percentage of the depreciable cost of plant was 3.2 percent for 1994, 3.1 percent for 1993 and 3.2 percent for 1992.

   (d) CABLE TELEVISION PROPERTY. KBLCOM Incorporated (KBLCOM), the Company's cable television subsidiary, records additions to property at cost, which include amounts for material, labor, overhead and interest. Depreciation is computed using the straight-line method. Depreciation as a percentage of the depreciable cost of property was 11.3 percent for 1994 and 1993, and 12.1 percent for 1992. Expenditures for maintenance and repairs are expensed as incurred. In January 1995, Time Warner Inc. (Time Warner) and the Company reached an agreement under which Time Warner will acquire KBLCOM. For a discussion of the agreement, see Note 21(a).

   (e) CABLE TELEVISION FRANCHISES AND INTANGIBLE ASSETS. The acquisition cost in excess of the fair market value of the tangible assets and liabilities is recorded on KBLCOM's and the Company's Consolidated Balance Sheets as cable television franchises and intangible assets. Such amounts are amortized over periods ranging from 8 to 40 years on a straight-line basis. KBLCOM periodically reviews the carrying value of cable television franchises and intangible assets in relation to current and expected operating results of the business in order to assess whether there has been a permanent impairment of such amounts.

   (f) DEFERRED PLANT COSTS. The Utility Commission authorized deferred accounting treatment for certain costs related to the South Texas Project Electric Generating Station (South Texas Project) in two contexts. The first was "deferred accounting" where HL&P was permitted to continue to accrue carrying costs in the form of AFUDC and defer and capitalize depreciation and other operating costs on its investment in the South Texas Project until such costs were reflected in rates. The second was the "qualified phase-in plan" where HL&P was permitted to capitalize as deferred charges allowable costs, including return, deferred for future recovery under the approved plan. The accumulated deferrals for "deferred accounting" and "qualified phase-in plan" are being recovered over the estimated depreciable life of the South Texas Project and within the ten year phase-in period, respectively. The amortization of these deferrals totaled $25.8 million for each of the years 1994, 1993, and 1992 and is included on the Company's Statements of Consolidated Income and HL&P's Statements of Income in depreciation and amortization expense. Under the terms of the settlement agreement regarding the issues raised in Docket Nos. 12065 and 13126 (Proposed Settlement), see Note 3, the South Texas Project deferrals will continue to be amortized using the schedules discussed above.

   (g) REVENUES. HL&P records electricity sales under the full accrual method, whereby unbilled electricity sales are estimated and recorded each month in order to better match revenues with expenses. Prior to January 1, 1992, electric revenues were recognized as bills were rendered (see
        Note 6).

        Cable television revenues are recognized as the services are provided to subscribers, and advertising revenues are recorded when earned.

   (h) INCOME TAXES. The Company follows a policy of comprehensive interperiod income tax allocation. Investment tax credits are deferred and amortized over the estimated lives of the related property.

   (i) EARNINGS PER COMMON SHARE. Earnings per common share for the Company are computed by dividing net income by the weighted average number of shares outstanding during the respective period.

        In the third quarter of 1994, the Company adopted the American Institute of Certified Public Accountants Statement of Position 93-6 (SOP 93-6), "Employers' Accounting for Employee Stock Ownership Plans," effective January 1, 1994. Pursuant to the adoption of SOP 93-6, the number of weighted average common shares outstanding reflects a reduction for Employee Stock Ownership Plan (ESOP) shares not yet committed for release to savings plan participants (unallocated shares). In accordance with SOP 93-6, earnings per common share for periods prior to January 1, 1994 have not been restated. The unallocated shares as of December 31, 1994 and 1993, were 7,770,313 and 8,317,649, respectively. See also Note 12(b).

   (j) STATEMENTS OF CONSOLIDATED CASH FLOWS. For purposes of reporting cash flows, cash equivalents are considered to be short-term, highly liquid investments readily convertible to cash.

   (k) RECLASSIFICATION. Certain amounts from the previous years have been reclassified to conform to the 1994 presentation of financial statements. Such reclassifications do not affect earnings.

 (2)    JOINTLY-OWNED NUCLEAR PLANT

   (a) HL&P INVESTMENT. HL&P is the project manager (and one of four co-owners) of the South Texas Project, which consists of two 1,250 megawatt nuclear generating units. HL&P has a 30.8 percent interest in the project and bears a corresponding share of capital and operating costs associated with the project. As of December 31, 1994, HL&P's investments (net of accumulated depreciation and amortization) in the South Texas Project and in nuclear fuel, including AFUDC, were $2.1 billion and $99 million, respectively.

   (b) UNITED STATES NUCLEAR REGULATORY COMMISSION (NRC) INSPECTIONS AND OPERATIONS. Both generating units at the South Texas Project were out of service from February 1993 to February 1994, when Unit No. 1 was returned to service. Unit No. 2 was returned to service in May 1994. HL&P removed the units from service in February 1993 when a problem was encountered with certain of the units' auxiliary feedwater pumps.

        In February 1995, the NRC removed the South Texas Project from its "watch list" of plants with weaknesses that warranted increased NRC attention. The NRC placed the South Texas Project on the "watch list" in June 1993, following the issuance of a report by an NRC Diagnostic Evaluation Team (DET) which conducted a review of the South Texas Project operations.

        Certain current and former employees of HL&P or contractors of HL&P have asserted claims that their employment was terminated or disrupted in retaliation for their having made safety-related complaints to the NRC. Civil proceedings by the complaining personnel and administrative proceedings by the Department of Labor remain pending against HL&P, and the NRC has jurisdiction to take enforcement action against HL&P and/or individual employees with respect to these matters. Based on its own internal investigation, in October 1994 the NRC issued a notice of violation and proposed a $100,000 civil penalty against HL&P in one such case in which HL&P had terminated the site access of a former contractor employee. In that action, the NRC also requested information relating to possible further enforcement action in this matter against two HL&P managers involved in such termination. HL&P strongly disagrees with the NRC's conclusions, and has requested the NRC to give further consideration of its notice. In February 1995, the NRC conducted an enforcement conference with respect to that matter, but no result has been received.

        HL&P has provided documents and other assistance to a subcommittee of the U. S. House of Representatives (Subcommittee) that is conducting an inquiry related to the South Texas Project. Although the precise focus and timing of the inquiry has not been identified by the Subcommittee, it is anticipated that the Subcommittee will inquire into matters related to HL&P's handling of employee concerns and to issues related to the NRC's 1993 DET review of the South Texas Project. In connection with that inquiry, HL&P has been advised that the U. S. General Accounting Office (GAO) is conducting a review of the NRC's inspection process as it relates to the South Texas Project and other plants, and HL&P is cooperating with the GAO in its investigation and with the NRC in a similar review it has initiated. While no prediction can be made at this time as to the ultimate outcome of these matters, the Company and HL&P do not believe that they will have a material adverse effect on the Company's or HL&P's financial condition or results of operations.

   (c) LITIGATION WITH CO-OWNERS OF THE SOUTH TEXAS PROJECT. In February 1994, the City of Austin (Austin), one of the four co-owners of the South Texas Project, filed suit (Austin II Litigation) against HL&P. That suit is pending in the 152nd District Court for Harris County, Texas, which has set a trial date for October 1995. Austin alleges that the outages at the South Texas
                                      -73-

        Project from early 1993 to early 1994 were due to HL&P's failure to perform obligations it owed to Austin under the Participation Agreement among the four co-owners of the South Texas Project (Participation Agreement). Austin also asserts that HL&P breached certain undertakings voluntarily assumed by HL&P under the terms and conditions of the Operating Licenses and Technical Specifications relating to the South Texas Project. Austin claims that such failures have caused Austin damages of at least $125 million due to the incurrence of increased operating and maintenance costs, the cost of replacement power and lost profits on wholesale transactions that did not occur. In May 1994, the City of San Antonio (San Antonio), another co-owner of the South Texas Project, intervened in the litigation filed by Austin against HL&P and asserted claims similar to those asserted by Austin. San Antonio has not identified the amount of damages it intends to seek from HL&P. HL&P is contesting San Antonio's intervention and has called for arbitration of San Antonio's claim under the arbitration provisions of the Participation Agreement. The trial court has denied HL&P's requests, but review of these decisions is currently pending before the 1st Court of Appeals in Houston.

        In a previous lawsuit (Austin I Litigation) filed in 1983 against the Company and HL&P, Austin alleged that it had been fraudulently induced to participate in the South Texas Project and that HL&P had failed to perform properly its duties as project manager. In May 1993, the courts entered a judgement in favor of the Company and HL&P, concluding, among other things, that the Participation Agreement did not impose on HL&P a duty to exercise reasonable skill and care as project manager. During the course of the Austin I Litigation, San Antonio and Central Power and Light Company (CPL), a subsidiary of Central and South West Corporation, two of the co-owners in the South Texas Project, also asserted claims for unspecified damages against HL&P as project manager of the South Texas Project, alleging HL&P breached its duties and obligations. San Antonio and CPL requested arbitration of their claims under the Participation Agreement. In 1992, the Company and HL&P entered into a settlement agreement with CPL (CPL Settlement) providing for CPL's withdrawal of its demand for arbitration. San Antonio's claims for arbitration remain pending. Under the Participation Agreement, San Antonio's arbitration claims will be heard by a panel of five arbitrators consisting of four arbitrators named by each co-owner and a fifth arbitrator selected by the four appointed arbitrators.

        Although the CPL Settlement did not directly affect San Antonio's pending demand for arbitration, HL&P and CPL reached certain understandings in such agreement which contemplated that: (i) CPL's previously appointed arbitrator would be replaced by CPL; (ii) arbitrators approved by CPL or HL&P in any future arbitrations would be mutually acceptable to HL&P and CPL; and (iii) HL&P and CPL would resolve any future disputes between them concerning the South Texas Project without resorting to the arbitration provision of the Participation Agreement. Austin and San Antonio have asserted in the pending Austin II Litigation that such understandings have rendered the arbitration provisions of the Participation Agreement void and that neither Austin nor San Antonio should be required to participate in or be bound by such proceedings.

        Although HL&P and the Company do not believe there is merit to either Austin's or San Antonio's claims and have opposed San Antonio's intervention in the Austin II Litigation, there can be no assurance as to the ultimate outcome of these matters.

   (d) NUCLEAR INSURANCE. HL&P and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverage as required by law and periodically review available limits and coverage for additional protection. The owners of the South Texas Project currently maintain the maximum amount of property damage insurance currently available through the insurance industry, consisting of $500 million in primary property damage insurance and excess property insurance in the amount of $2.25 billion. Under the excess property insurance which became effective on March 1, 1995 and under portions of the excess property insurance coverage in effect prior to March 1, 1995, HL&P and the other owners of the South Texas Project are subject to assessments, the maximum aggregate assessment under current policies being $26.9 million during any one policy year. The application of the proceeds of such property insurance is subject to the priorities established by the NRC regulations relating to the safety of licensed reactors and decontamination operations.

        Pursuant to the Price Anderson Act (Act), the maximum liability to the public for owners of nuclear power plants, such as the South Texas Project, was decreased from $9.0 billion to $8.92 billion effective in November 1994. Owners are required under the Act to insure their liability for nuclear incidents and protective evacuations by maintaining the maximum amount of financial protection available from private sources and by maintaining secondary financial protection through an industry retrospective rating plan. The assessment of deferred premiums provided by the plan for each nuclear incident is up to $75.5 million per reactor subject to indexing for inflation, a possible 5 percent surcharge (but no more than $10 million per reactor per incident in any one year) and a 3 percent state premium tax. HL&P and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan.

        There can be no assurance that all potential losses or liabilities will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on HL&P's and the Company's financial condition.

   (e) NUCLEAR DECOMMISSIONING. HL&P and the other co-owners of the South Texas Project are required by the NRC to meet minimum decommissioning funding requirements to pay the costs of decommissioning the South Texas Project. Pursuant to the terms of the order of the Utility Commission in Docket No. 9850, HL&P is currently funding decommissioning costs for the South Texas Project with an independent trustee at an annual amount of $6 million, which is recorded in depreciation and amortization expense. HL&P's funding level is estimated to provide approximately $146 million, in 1989 dollars, an amount which exceeds the current NRC minimum.

        The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. At December 31, 1994, the securities held in the Company's nuclear decommissioning trust totaling $25.1 million (reflected on the Company's Consolidated and HL&P's Balance Sheets in deferred debits and deferred credits) are classified as available for sale. Such securities are reported on the balance sheets at fair value, which at December 31, 1994 approximates cost, and any unrealized gains or losses will be reported as a separate component of common stock equity. Earnings, net of taxes and administrative costs, are reinvested in the funds.

        In May 1994, an outside consultant estimated HL&P's portion of decommissioning costs to be approximately $318 million, in 1994 dollars. The consultant's calculation of decommissioning costs for financial planning purposes used the DECON methodology (prompt removal/dismantling), one of the three alternatives acceptable to the NRC, and assumed deactivation of Unit Nos. 1 and 2 upon the expiration of their 40 year operating licenses. Under the terms of the Proposed Settlement, HL&P would increase funding of decommissioning costs to an annual amount of approximately $14.8 million consistent with such study. While the current and projected funding levels presently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project or the assumptions used in estimating decommissioning costs will ultimately prove to be correct.

 (3)    RATE REVIEW, FUEL RECONCILIATION AND OTHER PROCEEDINGS

        In February 1994, the Utility Commission initiated a proceeding (Docket No. 12065) to determine whether HL&P's existing rates are just and reasonable. Subsequently, the scope of the docket was expanded to include reconciliation of HL&P's fuel costs from April 1, 1990 to July 31, 1994. The Utility Commission also initiated a separate proceeding (Docket No. 13126) to review issues regarding the prudence of operation of the South Texas Project from the date of commercial operation through the present. That review would encompass the outage at the South Texas Project during 1993 through 1994.

        Hearings began in Docket No. 12065 in January 1995, and the Utility Commission has retained a consultant to review the South Texas Project for the purpose of providing testimony in Docket No. 13126 regarding the prudence of HL&P's management of operation of the South Texas Project. In February 1995, all major parties to these proceedings signed the Proposed Settlement resolving the issues with respect to HL&P, including the prudence issues related to operation of the South Texas Project. Approval of the Proposed Settlement by the Utility Commission will be required. To that end, the parties have established procedural dates for a hearing on issues raised by the parties who are opposed to the Proposed Settlement. A decision by the Utility Commission on the Proposed Settlement is not anticipated before early summer.

        Under the Proposed Settlement, HL&P's base rates would be reduced by approximately $62 million per year, effective retroactively to January 1, 1995, and rates would be frozen for three years, subject to certain conditions. Under the Proposed Settlement, HL&P would amortize its remaining investment of $218 million in the cancelled Malakoff plant over a period not to exceed seven years. HL&P also would increase its decommissioning expense for the South Texas Project by $9 million per year.

        Under the Proposed Settlement, approximately $70 million of fuel expenditures and related interest incurred by HL&P during the fuel reconciliation period would not be recoverable from ratepayers. This $70 million was recorded as a one-time, pre-tax charge to reconcilable fuel revenues to reflect the anticipation of approval of the Proposed Settlement. HL&P also would establish a new fuel factor approximately 17 percent below that currently in effect and would refund to customers the balance in its fuel over-recovery account, estimated to be approximately $180 million after giving effect to the amounts not recoverable from ratepayers.

        HL&P recovers fuel costs incurred in electric generation through a fixed fuel factor that is set by the Utility Commission. The difference between fuel revenues billed pursuant to such factor and fuel expense incurred is recorded as an addition to or a reduction of revenue, with a corresponding entry to under- or over-recovered fuel, as appropriate. Amounts collected pursuant to the fixed fuel factor must be reconciled periodically against actual, reasonable costs as determined by the Utility Commission. Currently, HL&P has an over-recovery fuel account balance that will be refunded pursuant to the Proposed Settlement.

        In the event that the Proposed Settlement is not approved by the Utility Commission, including issues related to the South Texas Project, Docket No. 12065 will be remanded to an Administrative Law Judge (ALJ) to resume detailed hearings in this docket. Prior to reaching agreement on the terms of the Proposed Settlement, HL&P argued that its existing rates were just and reasonable and should not be reduced. Other parties argued that rate decreases in annual amounts ranging from $26 million to $173 million were required and that additional decreases might be justified following an examination of the prudence of the management of the South Texas Project and the costs incurred in connection with the outages at the South Texas Project. Testimony filed by the Utility Commission staff included a recommendation to remove from rate base $515 million of HL&P's investment in the South Texas Project to reflect the staff's view that such investment was not fully "used and useful" in providing service, a position HL&P vigorously disputes.

        In the event the Proposed Settlement is not approved by the Utility Commission, the fuel reconciliation issues in Docket Nos. 12065 and 13126 would be remanded to an ALJ for additional proceedings. A major issue in Docket No. 13126 will be whether the incremental fuel costs incurred as a result of outages at the South Texas Project represent reasonable costs. HL&P filed testimony in Docket No. 13126, which testimony concluded that the outages at the South Texas Project did not result from imprudent management. HL&P also filed testimony analyzing the extent to which regulatory issues extended the outages. In that testimony an outside consultant retained by HL&P concluded that the duration of the outages was controlled by both the resolution of NRC regulatory issues as well as necessary equipment repairs unrelated to NRC regulatory issues and that the incremental effect of NRC regulatory issues on the duration of the outages was only 39 days per unit. Estimates as to the cost of replacement power may vary significantly based on a number of factors, including the capacity factor at which the South Texas Project might be assumed to have operated had it not been out of service due to the outages. However, HL&P believes that applying a reasonable range of assumptions would result in replacement fuel costs of less than $10 million for the 39 day periods identified by HL&P's consultant and less than $100 million for the entire length of the outages. Any fuel costs determined to have been unreasonably incurred would not be recoverable from customers and would be charged against the Company's earnings.

        Although the Company and HL&P believe that the Proposed Settlement is in the best interest of HL&P, its ratepayers, and the Company and its shareholders, no assurance can be given that (i) the Utility Commission ultimately will approve the terms of the Proposed Settlement or

        (ii) in the event the Proposed Settlement is not approved and proceedings against HL&P resumed, that the outcome of such proceedings would be favorable to HL&P.

 (4)    APPEALS OF PRIOR UTILITY COMMISSION RATE ORDERS

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

   (a) 1991 RATE CASE. In HL&P's 1991 rate case (Docket No. 9850), the Utility Commission approved a non-unanimous settlement agreement providing for a $313 million increase in HL&P's base rates, termination of deferrals granted with respect to Unit No. 2 of the South Texas Project and of the qualified phase-in plan deferrals granted with respect to Unit No. 1 of the South Texas Project, and recovery of deferred plant costs. The settlement authorized a 12.55 percent return on common equity for HL&P. Rates contemplated by the settlement agreement were implemented in May 1991 and remain in effect (subject to the outcome of the current rate proceeding described in Note 3).

        The Utility Commission's order in Docket No. 9850 was affirmed on review by a District Court, and the Austin Court of Appeals affirmed that decision on procedural grounds due to the failure of the appellant to file the record with the court in a timely manner. On review, the Texas Supreme Court has remanded the case to the Austin Court of Appeals for consideration of the appellant's challenges to the Utility Commission's order, which include issues regarding deferred accounting, the treatment of federal income tax expense and certain other matters. As to federal tax issues, a recent decision of the Austin Court of Appeals, in an appeal involving GTE-SW (and to which HL&P was not a party), held that when a utility pays federal income taxes as part of a consolidated group, the utility's ratepayers are entitled to a fair share of the tax savings actually realized, which can include savings resulting from unregulated activities. The
                                      -78-

        Texas Supreme Court has agreed to hear an appeal of that decision, but on points not involving the federal income tax issues, though tax issues could be decided in such opinion.

        Because the Utility Commission's order in Docket No. 9850 found that HL&P would have been entitled to rate relief greater than the $313 million agreed to in the settlement, HL&P believes that any disallowance that might be required if the court's ruling in the GTE decision were applied in Docket No. 9850 would be offset by that greater amount. However, that amount may not be sufficient if the Austin Court of Appeals also concludes that the Utility Commission's inclusion of deferred accounting costs in the settlement was improper. For a discussion of the Texas Supreme Court's decision on deferred accounting treatment, see Note 4(c). Although HL&P believes that it could demonstrate entitlement to rate relief equal to that agreed to in the stipulation in Docket No. 9850, HL&P cannot rule out the possibility that a remand and reopening of that settlement would be required if decisions unfavorable to HL&P are rendered on both the deferred accounting treatment and the calculation of tax expense for rate making purposes.

        The parties to the Proposed Settlement have agreed to withdraw their appeals of the Utility Commission's orders in such docket, subject to HL&P's dismissing its appeal in Docket No. 6668.

   (b) 1988 RATE CASE. In HL&P's 1988 rate case (Docket No. 8425), the Utility Commission granted HL&P a $227 million increase in base revenues, allowed a 12.92 percent return on common equity, authorized a qualified phase-in plan for Unit No. 1 of the South Texas Project (including approximately 72 percent of HL&P's investment in Unit No. 1 of the South Texas Project in rate base) and authorized HL&P to use deferred accounting for Unit No. 2 of the South Texas Project. Rates substantially corresponding to the increase granted were implemented by HL&P in June 1989 and remained in effect until May 1991.

        In August 1994, the Austin Court of Appeals affirmed the Utility Commission's order in Docket No. 8425 on all matters other than the Utility Commission's treatment of tax savings associated with deductions taken for expenses disallowed in cost of service. The court held that the Utility Commission had failed to require that such tax savings be passed on to ratepayers, and ordered that the case be remanded to the Utility Commission with instructions to adjust HL&P's cost of service accordingly. Discretionary review is being sought from the Texas Supreme Court by all parties to the proceeding.

        The parties to the Proposed Settlement have agreed to dismiss their respective appeals of Docket No. 8425, subject to HL&P's dismissing its appeal in Docket No. 6668. A separate party to this appeal, however, has not agreed to dismiss its appeal.

   (c) DEFERRED ACCOUNTING. Deferred accounting treatment for certain costs associated with Unit No. 1 of the South Texas Project was authorized by the Utility Commission in Docket No. 8230 and was extended in Docket No. 9010. Similar deferred accounting treatment with respect to Unit No. 2 of the South Texas Project was authorized in Docket No. 8425. For a discussion of the deferred accounting treatment granted, see Note 1(f).

        In June 1994, the Texas Supreme Court decided the appeal of Docket Nos. 8230 and 9010, as well as all other pending deferred accounting cases involving other utilities, upholding deferred accounting treatment for both carrying costs and operation and maintenance expenses as within the Utility Commission's statutory authority and reversed the Austin Court of Appeals decision to the extent that the Austin Court of Appeals had rejected deferred accounting treatment for carrying charges. Because the lower appellate court had upheld deferred accounting only as to operation and maintenance expenses, the Texas Supreme Court remanded Docket Nos. 8230 and 9010 to the Austin Court of Appeals to consider the points of error challenging the granting of deferred accounting for carrying costs which it had not reached in its earlier consideration of the case. The Texas Supreme Court opinion did state, however, that when deferred costs are considered for addition to the utility's rate base in an ensuing rate case, the Utility Commission must then determine to what extent inclusion of the deferred costs is necessary to preserve the utility's financial integrity. Under the terms of the Proposed Settlement, South Texas Project deferrals will continue to be amortized under the schedule previously established.

        The Office of the Public Utility Counsel (OPUC) has agreed, pursuant to the Proposed Settlement, to withdraw and dismiss its appeal if the Proposed Settlement becomes effective and on the condition that HL&P dismisses its appeal in Docket No. 6668. However, the appeal of the State of Texas remains pending.

    (d) PRUDENCE REVIEW OF THE CONSTRUCTION OF THE SOUTH TEXAS PROJECT. In June 1990, the Utility Commission ruled in a separate docket (Docket No.
        6668) that had been created to review the prudence of HL&P's planning and construction of the South Texas Project that $375.5 million out of HL&P's $2.8 billion investment in the two units of the South Texas Project had been imprudently incurred. That ruling was incorporated into HL&P's 1988 and 1991 rate cases and resulted in HL&P's recording an after-tax charge of $15 million in 1990. Several parties appealed the Utility Commission's decision, but a District Court dismissed these appeals on procedural grounds. The Austin Court of Appeals reversed and directed consideration of the appeals, and the Texas Supreme Court denied discretionary review in 1994. At this time, no action has been taken by the appellants to proceed with the appeals. Unless the order in Docket No. 6668 is modified or reversed on appeal, the amount found imprudent by the Utility Commission will be sustained.

        Under the Proposed Settlement, OPUC, HL&P and the City of Houston each has agreed to dismiss its respective appeals of Docket No. 6668. A separate party to this appeal, however, has not agreed to dismiss its appeal. If this party does not elect to dismiss its appeal, HL&P may elect to maintain its appeal, whereupon OPUC and City of Houston shall also be entitled to maintain their appeals.

 (5)    MALAKOFF

        The scheduled in-service dates for the Malakoff units were postponed during the 1980's as expectations of continued strong load growth were tempered. In 1987, all developmental work was stopped and AFUDC accruals ceased. These units have been cancelled due to the availability of other cost effective resource options.

        In Docket No. 8425, the Utility Commission allowed recovery of certain costs associated with the cancelled Malakoff units by amortizing those costs over ten years for rate making purposes. Such recoverable costs were not included in rate base and, as a result, no return on investment is being earned during the recovery period. The remaining balance at December 31, 1994 is $34 million with a recovery period of 66 months.

        Also as a result of the final order in Docket No. 8425, the costs associated with the engineering design work for the Malakoff units were included in rate base and are earning a return. Subsequently, in December 1992, HL&P determined that such costs would have no future value and reclassified $84.1 million from plant held for future use to recoverable project costs. In 1993, an additional $7 million was reclassified to recoverable project costs. Amortization of these amounts began in 1993. The balance at December 31, 1994 was $65 million with a remaining recovery period of 60 months. The amortization amount is approximately equal to the amount currently earning a cash return in rates. The Utility Commission's decision to allow treatment of these costs as plant held for future use has been challenged in the pending appeal of the Docket No. 8425 final order. See Note 4(b) for a discussion of this proceeding.

        In June 1990, HL&P purchased from its then fuel supply affiliate, Utility Fuels, Inc. (Utility Fuels), all of Utility Fuels' interest in the lignite reserves and lignite handling facilities for Malakoff. The purchase price was $138.2 million, which represented the net book value of Utility Fuels' investment in such reserves and facilities. As part of the June 1990 rate order (Docket No. 8425), the Utility Commission ordered that issues related to the prudence of the amounts invested in the lignite reserves be considered in HL&P's next general rate case which was filed in November 1990 (Docket No. 9850). However, under the October 1991 Utility Commission order in Docket No. 9850, this determination was postponed to a subsequent docket.

        HL&P's remaining investment in Malakoff lignite reserves as of December 31, 1994 of $153 million is included on the Company's Consolidated and HL&P's Balance Sheets in plant held for future use. HL&P anticipates that an additional $8 million of expenditures relating to lignite reserves will be incurred in 1995 and 1996.

        In Docket No. 12065, HL&P filed testimony in support of the amortization of substantially all of its remaining investment in Malakoff, including the portion of the engineering design costs for which amortization had not previously been authorized and the amount attributable to related lignite reserves which had not previously been addressed by the Utility Commission. Under the Proposed Settlement of Docket No. 12065, HL&P would amortize its investment in Malakoff over a period not to exceed seven years such that the entire investment will be written off no later than December 31, 2002. See Note 3. In the event that the Utility Commission does not approve the Proposed Settlement, and if appropriate rate treatment of these amounts is not ultimately received, HL&P could be required to write off any unrecoverable portions of its Malakoff investment.
                                      -81-

 (6)    CHANGE IN ACCOUNTING METHOD FOR REVENUES

        During the fourth quarter of 1992, HL&P adopted a change in accounting method for revenues from a cycle billing to a full accrual method, effective January 1, 1992. Unbilled revenues represent the estimated amount customers will be charged for service received, but not yet billed, as of the end of each month. The accrual of unbilled revenues results in a better matching of revenues and expenses. The cumulative effect of this accounting change, less income taxes of $48.5 million, amounted to $94.2 million, and was included in 1992 income.

 (7)    INVESTMENTS

   (a) CABLE TELEVISION PARTNERSHIP. A KBLCOM subsidiary owns a 50 percent interest in Paragon, a Colorado partnership that owns cable television systems. The remaining interest in the partnership is owned by American Television and Communications Corporation (ATC), a subsidiary of Time Warner. The partnership agreement provides that at any time after December 31, 1993 either partner may elect to divide the assets of the partnership under certain pre-defined procedures set forth in the agreement. Paragon is party to a $225 million revolving credit agreement with a group of banks. Paragon also has outstanding $50 million principal amount of 9.56% senior notes, due 1995. In each case, borrowings are non-recourse to the Company and to ATC. For a discussion of the pending disposition of KBLCOM, see Note 21(a).

   (b) FOREIGN ELECTRIC UTILITY. Houston Argentina S.A. (Houston Argentina), an indirect subsidiary of the Company, owns a 32.5 percent interest in Compania de Inversiones en Electricidad S. A. (COINELEC), an Argentine holding company which acquired, in December 1992, a 51 percent interest in EDELAP, an electric utility company operating in La Plata, Argentina and surrounding regions. Houston Argentina's share of the purchase price was approximately $37.4 million. Subsequent to the acquisition, the generating assets of EDELAP were transferred to Central Dique S. A., an Argentine Corporation, 51 percent of the stock of which is owned by COINELEC. See Note 21(b) for discussion of an additional investment in Argentina in January 1995.

 (8)    COMMON STOCK

   (a) DIVIDENDS. In 1993, the timing of the Company's Board of Directors declaration of dividends changed resulting in five quarterly dividend declarations in 1993. The Company paid four regular quarterly dividends in 1993 aggregating $3.00 per share on its common stock pursuant to dividend declarations made in 1993. In December 1993, the Company declared its regular quarterly dividend of $.75 per share to be paid in March 1994. All dividends declared in 1993 have been included in 1993 common stock dividends on the Company's Statements of Consolidated Retained Earnings and, with respect to the dividends declared in December 1993, in dividends accrued at December 31, 1993 on the Company's Consolidated Balance Sheets.

   (b) LONG-TERM INCENTIVE COMPENSATION PLANS (LICP). In May 1989, the Company adopted, with shareholder approval, an LICP (1989 LICP Plan), which provided for the issuance of certain stock incentives (including performance-based restricted shares and stock options). A maximum of 500,000 shares of common stock may be issued under the 1989 LICP Plan. Beginning one year after the grant date, the options become exercisable in one-third increments each year. The options expire ten years from the grant date.

        In May 1993, the Company adopted, with shareholder approval, a new LICP (1994 LICP Plan), providing for the issuance of certain stock incentives (including performance-based restricted shares and stock options) of the general nature provided by the 1989 LICP Plan. A maximum of 2,000,000 shares of common stock may be issued under the 1994 LICP Plan. Beginning one year after the grant date, the options will become exercisable in one-third increments each year. The options expire ten years from the grant date.

        Performance-based restricted shares issued were 50,262, 73,282 and 790 for 1994, 1993 and 1992, respectively. Stock option activity for the years 1992 through 1994 is summarized below:
                                                                 Option Price at
                                                        Number     Date of Grant
                                                       of Shares    or Exercise
                                                       --------- ---------------
        Non-statutory stock options:

        Outstanding at December 31, 1991.............
         Options Granted.............................     67,984        $43.50
         Options Exercised...........................
         Options Cancelled...........................     (2,113)

        Outstanding at December 31, 1992.............     65,871
         Options Granted ............................     65,776        $46.25
         Options Exercised...........................       (662)       $43.50
         Options Cancelled...........................     (5,036)

        Outstanding at December 31, 1993.............    125,949
         Options Granted.............................     65,726        $46.50
         Options Exercised...........................
         Options Cancelled...........................    (40,386)

        Outstanding at December 31, 1994.............    151,289

        Exercisable at:
         December 31, 1994...........................      53,836  $43.50-$46.25
         December 31, 1993...........................      21,430       $43.50

    (c) SHAREHOLDER RIGHTS PLAN. In July 1990, the Company adopted a shareholder rights plan and declared a dividend of one right for each outstanding share of the Company's common stock. The rights, which under certain circumstances entitle their holders to purchase one one-hundredth of a share of Series A Preference Stock for an exercise price of $85, will expire on July 11, 2000. The rights will become exercisable only if a person or entity acquires 20 percent or more of the Company's outstanding common stock or if a person or entity commences a tender offer or exchange offer for 20 percent or more of the outstanding common stock. At any
                                      -83-

        time after the occurrence of such events, the Company may exchange unexercised rights at an exchange ratio of one share of common stock, or equity securities of the Company of equivalent value, per right. The rights are redeemable by the Company for $.01 per right at any time prior to the date the rights become exercisable.

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

   (d) ESOP. In October 1990, the Company amended its savings plan to add an ESOP component. The ESOP component of the plan allows the Company to satisfy a portion of its obligation to make matching contributions under the plan. For additional information with respect to the ESOP component of the plan, see Note 12(b).

   (e) INVESTOR'S CHOICE PLAN. Effective December 1994, the Company registered with the Securities and Exchange Commission four million shares of its common stock for purchase through the new Investor's Choice Plan, which is an amendment to the existing dividend reinvestment plan.

 (9)    PREFERRED STOCK OF HL&P

        At December 31, 1994, HL&P's cumulative preferred stock could be redeemed at the following per share prices, plus any unpaid accrued dividends to the date of redemption:
                                                                    Redemption
            Series                                               Price Per Share
            ------                                               ---------------
            Not Subject to Mandatory Redemption:
            $4.00...........................................        $105.00
            $6.72...........................................         102.51
            $7.52...........................................         102.35
            $8.12...........................................         102.25
            Variable Term Preferred A (a)...................         100.00
            Variable Term Preferred B (a)...................         100.00
            Variable Term Preferred C (a)...................         100.00
            Variable Term Preferred D (a)...................         100.00

            Subject to Mandatory  Redemption:
            $8.50 (b).......................................        $100.00
            $9.375 (c)......................................           ---

            (a) Rates for Variable Term Preferred stock as of December 31, 1994 were as follows:

                            Series                    Rate
                     -------------------------        -----
                     Variable Term Preferred A        4.69%
                     Variable Term Preferred B        4.62%
                     Variable Term Preferred C        5.15%
                     Variable Term Preferred D        4.58%

            (b) HL&P is required to redeem 200,000 shares of this series annually beginning June 1, 1994.

            (c) HL&P is required to redeem 257,000 shares annually beginning
                April 1, 1995. This series is redeemable at the option of HL&P at $100 per share beginning April 1, 1997.

        In June 1994 and June 1993, HL&P redeemed 200,000 and 400,000 shares, respectively, of its $8.50 cumulative preferred stock at $100 per share pursuant to sinking fund provisions. Annual mandatory redemptions of HL&P's preferred stock are $45.7 million in 1995 and 1996, and $25.7 million for 1997, 1998 and 1999.

(10)    LONG-TERM DEBT

   (a) HL&P. Sinking or improvement fund requirements of HL&P's first mortgage bonds outstanding will be approximately $36 million for each of the years 1995 through 1999. Of such requirements, approximately $34 million for each of the years 1995 through 1999 may be satisfied by certification of property additions at 100 percent of the requirements, and the remainder through certification of such property additions at 166 2/3 percent of the requirements. Sinking or improvement fund requirements for 1994 and prior years have been satisfied by certification of property additions.

        HL&P has agreed to expend an amount each year for replacements and improvements in respect of its depreciable mortgaged utility property equal to $1,450,000 plus 2 1/2 percent of net additions to such mortgaged property made after March 31, 1948 and before July 1 of the preceding year. Such requirement may be met with cash, first mortgage bonds, gross property additions or expenditures for repairs or replacements, or by taking credit for property additions at 100 percent of the requirements. At the option of HL&P, but only with respect to first mortgage bonds of a series subject to special redemption, deposited cash may be used to redeem first mortgage bonds of such series at the applicable special redemption price. The replacement fund requirement to be satisfied in 1995 is approximately $288 million.

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

        In January 1994, HL&P repaid at maturity $19.5 million principal amount of Series A collateralized medium-term notes. HL&P's annual maturities of long-term debt and minimum capital lease payments are approximately $4 million in 1995, $154 million in 1996, $228 million in 1997, $40 million in 1998, and $171 million in 1999.

   (b) KBLCOM AND SUBSIDIARIES. KBL Cable, Inc. (KBL Cable), a subsidiary of KBLCOM, is a party to a $475.2 million revolving credit and letter of credit facility agreement with annual mandatory commitment reductions (which may require principal payments). At December 31, 1994, KBL Cable had $76 million available under such credit facility. The credit facility has scheduled reductions in March of each year until it is terminated in March 1999. Loans have generally borne interest at an interest rate of London Interbank Offered Rate plus an applicable margin. The margin was .75% and .625% at December 31, 1994 and 1993, respectively. The credit facility includes restrictions on dividends, sales of assets and limitations on total indebtedness. The amount of indebtedness outstanding at December 31, 1994 and 1993 was $364 million. Commitment fees are required on the unused capacity of the credit facility.

        In October 1989, KBL Cable entered into interest rate swaps to effectively fix the interest rate on $375 million of loans under the bank credit facility. The objective of the swaps was to reduce the financial exposure to increases in interest rates. Interest rate swaps aggregating $75 million and $150 million terminated in October 1992 and October 1994, respectively. As of December 31, 1994, KBL Cable had one remaining interest rate swap terminating in 1996 which effectively fixes the rate on $50 million of debt under the bank credit facility at 8.88% plus the applicable margin. As of December 31, 1994 and 1993, the effective interest rate on such debt was approximately 9.63%. The differential to be paid or received under the swaps is accrued and is recognized as interest expense or income over the term of the swap. KBL Cable is exposed to risk of nonperformance by the other party to the swap. However, KBL Cable does not anticipate nonperformance by the other party.

        As of December 31, 1994, KBL Cable had outstanding $62.5 million of 10.95% senior notes and $78.1 million of 11.30% senior subordinated notes. Both series mature in 1999 with annual principal payments which began in 1992. The agreement under which the notes were issued contains restrictions and covenants similar to those contained in the KBL Cable credit facility.

        For a discussion of the pending disposition of KBLCOM, see Note 21(a).

   (c) COMPANY. Consolidated annual maturities of long-term debt and minimum capital lease payments for the Company are approximately $20 million in 1995, $430 million in 1996, $358 million in 1997, $181 million in 1998 and $313 million in 1999.
                                      -86-
(11)    SHORT-TERM FINANCING

        The interim financing requirements of the Company's operating subsidiaries are met through short-term bank loans, the issuance of commercial paper and short-term advances from the Company. The Company and its subsidiaries had bank credit facilities aggregating $1 billion at December 31, 1994 and $750 million at December 31, 1993, under which borrowings are classified as short-term indebtedness. In March 1995, the facilities aggregated $1.2 billion as a result of a $200 million increase in the Company's bank credit facility. These bank facilities limit total short-term borrowings and provide for interest at rates generally less than the prime rate. The Company's weighted average short-term borrowing rates for commercial paper for the year ended December 31, 1994 and 1993 were 4.35% and 3.45%, respectively. Outstanding commercial paper was $423 million at December 31, 1994 and $591 million at December 31, 1993. Facility fees are required on the credit facilities. For a description of the bank credit facility of KBL Cable, borrowings under which are classified as long-term debt or current maturities of long-term debt, see Note 10(b).

(12)    RETIREMENT PLANS

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

        Net pension cost for the Company includes the following components:

                                                   Year Ended December 31,
                                             ----------------------------------
                                               1994         1993         1992
                                             ---------    --------    ---------
                                                   (Thousands of Dollars)
Service cost - benefits earned
  during the period ......................   $  22,715    $ 25,932    $  24,282
Interest cost on projected benefit
  obligation .............................      46,416      51,343       45,585
Actual (return) loss on plan assets ......       5,402     (39,477)     (26,934)
Net amortization and deferrals ...........     (51,846)       (557)     (11,749)
                                             ---------    --------    ---------
Net pension cost .........................   $  22,687    $ 37,241    $  31,184
                                             =========    ========    =========
                                      -87-

        The funded status of the Company's retirement plans was as follows:

                                                             December 31,
                                                      -------------------------
                                                         1994          1993
                                                      ----------     ----------
                                                       (Thousands of Dollars)
Actuarial present value of:
 Vested benefit obligation .......................    $  443,200     $  446,825
                                                      ==========     ==========
 Accumulated benefit obligation ..................    $  476,347     $  506,567
                                                      ==========     ==========
Plan assets at fair value ........................    $  499,940     $  491,759
Projected benefit obligation .....................       638,312        655,593
                                                      ----------     ----------
Assets less than projected benefit obligation ....      (138,372)      (163,834)
Unrecognized transitional asset ..................       (15,340)       (17,260)
Unrecognized prior service cost ..................        21,456         23,380
Unrecognized net loss ............................        72,286         81,826
                                                      ----------     ----------
Accrued pension cost .............................    $  (59,970)    $  (75,888)
                                                      ==========     ==========

        The projected benefit obligation was determined using an assumed discount rate of 8.0 percent in 1994 and 7.25 percent in 1993. A long-term rate of compensation increase ranging from 4.5 percent to 6.5 percent was assumed for 1994 and ranging from 3.9 percent to 6 percent was assumed for 1993. The assumed long-term rate of return on plan assets was 9.5 percent in 1994 and 1993. The transitional asset at January 1, 1986, is being recognized over approximately 17 years, and the prior service cost is being recognized over approximately 15 years.

   (b) SAVINGS PLAN. The Company has an employee savings plan that qualifies as cash or deferred arrangements under Section 401(k) of the Internal Revenue Code of 1986, as amended (IRC). Under the plan, participating employees may contribute a portion of their compensation, pre-tax or after-tax, up to a maximum of 16 percent of compensation limited by an annual deferral limit ($9,240 for calendar year 1994) prescribed by IRC
        Section 402(g) and the IRC Section 415 annual additions limits. The Company matches 70 percent of the first 6 percent of each employee's compensation contributed, subject to a vesting schedule which entitles the employee to a percentage of the matching contributions depending on years of service. Substantially all of the Company's match is invested in the Company's common stock.

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

        In the third quarter of 1994, the Company adopted SOP 93-6 which requires that the Company recognize benefit expense for the ESOP equal to fair value of the ESOP shares committed to be released. Following the adoption of SOP 93-6, the Company no longer reports the ESOP loan as a note receivable from the ESOP or recognizes interest income on such receivable. The Company was instead required to establish a new contra-equity account (unearned ESOP shares) which reflects shares not yet committed for release at their original purchase price. As shares are committed to be released, they are credited to the unearned ESOP shares account based on the original purchase price of the shares. The difference between the fair value of the shares at the time such shares are committed for release and the original purchase price is charged or credited to common stock. Dividends on allocated ESOP shares are recorded as a reduction to retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest on the ESOP loan. SOP 93-6 is effective only with respect to financial statements for periods after January 1, 1994 and no restatement was permitted for prior periods. At the time of adoption of SOP 93-6 in the third quarter of 1994, earnings were reduced by $12.8 million. For a discussion of the impact of SOP 93-6 on the earnings per common share calculation, see Note 1(i).

        The Company's savings plan benefit expense was $18.3 million, $17.3 million and $20.0 million in 1994, 1993 and 1992, respectively. HL&P's portion of the savings plan expense was $16.5 million, $15.9 million and $15.4 million in 1994, 1993 and 1992, respectively. The ESOP shares were as follows:
                                                              December 31,
                                                        ------------------------
                                                          1994           1993
                                                        ---------      ---------
         Allocated Shares.........................      1,575,543      1,031,187
         Unallocated Shares.......................      7,770,313      8,317,649
                                                        ---------      ---------
             Total ESOP Shares....................      9,345,856      9,348,836
                                                        =========      =========

         Fair value of unallocated ESOP shares ...   $276,817,401   $396,128,034

   (c) POSTRETIREMENT BENEFITS. The Company and HL&P adopted SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993. SFAS No. 106 requires companies to recognize the liability for postretirement benefit plans other than pensions, primarily health care. The Company and HL&P previously expensed the cost of these benefits as claims were incurred. SFAS No. 106 allows recognition of the transition obligation (liability for prior years' service) in the year of adoption or to be amortized over the plan participants' future service period. The Company and HL&P have elected to amortize the estimated transition obligation of approximately $213 million (including $211 million for HL&P) over 22 years. In March 1993, the Utility Commission adopted a rule governing the rate making treatment of postretirement benefits other than pensions. This rule provides for recovery in rate making proceedings (which, in HL&P's case, has not occurred) of the cost of postretirement benefits calculated in accordance with SFAS No. 106 including amortization of the transition obligation. The Proposed Settlement of HL&P's pending rate proceeding would require HL&P to fund during each year in an irrevocable external trust the amount of postretirement benefit costs included in rates, a total of approximately $22 million.

        The net postretirement benefit cost for the Company includes the following components:
                                                        Year Ended December 31,
                                                         ---------------------
                                                          1994          1993
                                                         -------       -------
                                                        (Thousands of Dollars)
        Service cost - benefits earned during
         the period ..............................       $ 9,131       $ 9,453
        Interest cost on projected benefit
         obligation ..............................        10,265        18,354
        Actual return on plan assets .............          --            --
        Net amortization and deferrals ...........         7,868         9,773
                                                         -------       -------
        Net postretirement benefit cost ..........       $27,264       $37,580
                                                         =======       =======

        The funded status of the Company's postretirement benefit costs was as follows:
                                                              December 31,
                                                        ------------------------
                                                           1994         1993
                                                        ---------    ----------
                                                         (Thousands of Dollars)
        Accumulated benefit obligation:
           Retirees .................................   $ (98,828)   $ (130,336)
           Fully eligible active plan participants ..     (22,251)      (22,913)
           Other active plan participants ...........     (23,378)      (20,810)
                                                        ---------    ----------
            Total ...................................    (144,457)     (174,059)
        Plan assets at fair value ...................        --            --
                                                        ---------    ----------
        Assets less than accumulated benefit
         obligation .................................    (144,457)     (174,059)
        Unrecognized transitional obligation ........     193,500       203,273
        Unrecognized net gain .......................     (91,477)      (55,682)
                                                        ---------    ----------
        Accrued postretirement benefit cost .........   $ (42,434)   $  (26,468)
                                                        =========    ==========

        For 1992, the Company recognized postretirement benefit costs other than pensions on a "pay-as-you-go" basis. The Company made postretirement benefit payments in 1992 of $8.6 million.

        The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation in 1994 are as follows:

                              Medical - under 65           9.0%
                              Medical - 65 and over       10.0%
                              Dental                       9.0%

        The assumed health care rates gradually decline to 5.4 percent for both medical categories and 3.7 percent for dental by the year 2001. The accumulated postretirement benefit obligation was determined using an assumed discount rate of 8.0 percent for 1994 and 7.25 percent for 1993.

        If the health care cost trend rate assumptions were increased by 1 percent, the accumulated postretirement benefit obligation as of December 31, 1994 would be increased by approximately 8 percent. The annual effect of the 1 percent increase on the total of the service and interest costs would be an increase of approximately 11 percent.

   (d) POSTEMPLOYMENT BENEFITS FOR THE COMPANY AND HL&P. The Company and HL&P adopted SFAS No. 112, "Employer's Accounting for Postemployment Benefits," effective January 1, 1994. SFAS No. 112 requires the recognition of a liability for benefits, not previously accounted for on the accrual basis, provided to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement. In the Company's and HL&P's case, this liability is principally health care and life insurance benefits for participants in the long-term disability plan. As required by SFAS No. 112, the Company and HL&P expensed the transition obligation (liability from prior years) upon adoption, and recorded a one-time, after-tax charge to income of $8.2 million in the first quarter of 1994. Ongoing 1994 charges to income were not material.

(13)    INCOME TAXES

        The Company and HL&P record income taxes under SFAS No. 109, which among other things, (i) requires the liability method be used in computing deferred taxes on all temporary differences between book and tax bases of assets other than nondeductible goodwill; (ii) requires that deferred tax liabilities and assets be adjusted for an enacted change in tax laws or rates; and (iii) prohibits net-of-tax accounting and reporting. SFAS No. 109 requires that regulated enterprises recognize such adjustments as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates. KBLCOM has significant temporary differences related to its 1986 and 1989 acquisitions of cable television systems, the tax effects of which were recognized when SFAS No. 109 was adopted.

        During 1993, federal tax legislation was enacted that changed the income tax consequences for the Company and HL&P. The principal provision of the new law which affected the Company and HL&P was the change in the corporate income tax rate from 34 percent to 35 percent. A net regulatory asset and the related deferred federal income tax liability of $71.3 million were recorded by HL&P in 1993. The effect of the new law, which decreased the Company's net income by $14.3 million, was recognized as a component of income tax expense in 1993. The effect on the Company's deferred taxes as a result of the change in the new law was $10.9 million in 1993.

        The Company's current and deferred components of income tax expense are as follows:
                                                      Year Ended December 31,
                                                  ------------------------------
                                                    1994      1993        1992
                                                  --------   --------   --------
                                                      (Thousands of Dollars)

         Current................................  $150,493   $113,534   $130,360
         Deferred...............................    68,120    117,584     34,249
                                                  --------   --------   --------
         Income taxes before cumulative effect
           of change in accounting..............  $218,613   $231,118   $164,609
                                                  ========   ========   ========
                                      -91-

        The Company's effective income tax rates are lower than statutory corporate rates for each year as follows:

                                                        Year Ended December 31,
                                                    --------------------------------
                                                      1994        1993        1992
                                                    --------    --------    --------
                                                         (Thousands of Dollars)
        Income before income taxes and cumulative
         effect of change in accounting...........  $626,074    $647,154    $505,096
        Preferred dividends of subsidiary.........    33,583      34,473      39,327
                                                    --------    --------    --------
              Total...............................   659,657     681,627     544,423
        Statutory rate............................       35%         35%         34%
                                                    --------    --------    --------
        Income taxes at statutory rate............   230,880     238,569     185,104
                                                    --------    --------    --------
        Net reduction in taxes resulting from:
           AFUDC - other included in income.......     1,440       1,229       2,097
           Amortization of investment tax credit..    19,821      20,185      19,950
           Amortization of intangible assets......    (4,487)     (4,389)     (4,264)
           Excess deferred taxes..................     3,537       9,625      17,403
           Difference between book and tax
              depreciation for which deferred
              taxes have not been normalized......   (15,455)    (12,976)    (13,466)
           Other - net............................     7,411      (6,223)     (1,225)
                                                    --------    --------    --------
              Total...............................    12,267       7,451      20,495
                                                    --------    --------    --------
        Income taxes before cumulative effect of
         change in accounting.....................  $218,613    $231,118    $164,609
                                                    ========    ========    ========
        Effective rate............................      33.1%       33.9%       30.2%

                                      -92-

        Following are the Company's tax effects of temporary differences resulting in deferred tax assets and liabilities:
                                                              December 31,
                                                        ------------------------
                                                           1994          1993
                                                        ----------    ----------
                                                         (Thousands of Dollars)
         Deferred Tax Assets:
          Alternative minimum tax ..................    $   60,932    $  120,576
          IRS audit assessment .....................        74,966        74,966
          Disallowed plant cost - net ..............        23,496        24,304
          Loss and ITC carryforwards ...............        56,080        55,822
          Other ....................................        83,740        68,503
                                                        ----------    ----------
            Total deferred tax assets ..............       299,214       344,171
          Less valuation allowance .................        57,919        57,661
                                                        ----------    ----------
             Total deferred tax assets - net .......       241,295       286,510
                                                        ----------    ----------
         Deferred Tax Liabilities:
          Depreciation .............................     1,404,290     1,271,153
          Identifiable intangibles .................       244,636       236,476
          Deferred plant costs - net ...............       207,746       215,472
          Regulatory assets - net ..................       235,463       246,763
          Capitalized taxes, employee benefits
           and removal costs .......................       110,476       110,252
          Other ....................................       118,155       193,730
                                                        ----------    ----------
             Total deferred tax liabilities ........     2,320,766     2,273,846
                                                        ----------    ----------
               Accumulated deferred income
                taxes - net ........................    $2,079,471    $1,987,336
                                                        ==========    ==========

        At December 31, 1994 pursuant to the acquisition of cable systems, KBLCOM has unutilized Separate Return Limitation Year (SRLY) net operating loss tax benefits of approximately $22.1 million and unutilized SRLY investment tax credits of approximately $14.0 million which expire in the years 1995 through 2008, and 1995 through 2003, respectively. In addition, KBLCOM has unutilized restricted state loss tax benefits of $20.0 million, which expire in the years 1995 through 2009, and unutilized minimum tax credits of $1.8 million. The Company does not anticipate full utilization of these losses and tax credits and, therefore, has established a valuation allowance. Utilization of preacquisition carryforwards in the future would not affect income of the Company and KBLCOM, but would be applied to reduce the carrying value of cable television franchises and intangible assets.

(14)    COMMITMENTS AND CONTINGENCIES

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

        HL&P has entered into several long-term coal, lignite and natural gas contracts which have various quantity requirements and durations. Minimum obligations for coal and transportation agreements are approximately $169 million in 1995, $174 million in 1996 and $177 million in 1997. In addition, the minimum obligations under the lignite mining and lease agreements will be approximately $19 million in 1995 and 1996 and $16 million in 1997. HL&P has entered into several gas purchase agreements containing contract terms in excess of one year which provide for specified purchase and delivery obligations. Minimum obligations for natural gas purchase and natural gas storage contracts are approximately $55.0 million in 1995, $56.6 million in 1996 and $38.2 million in 1997. Collectively, the gas supply contracts included in these figures could amount to 11 percent of HL&P's annual natural gas requirements. The Utility Commission's rules provide for recovery of the coal, lignite and natural gas costs described above through the energy component of HL&P's electric rates. Nuclear fuel costs are also included in the energy component of HL&P's electric rates based on the cost of nuclear fuel consumed in the reactor.

        HL&P has commitments to purchase firm capacity from cogenerators of approximately $32 million in 1995, and $22 million in 1996 and 1997. The Utility Commission's rules allow recovery of these costs through HL&P's base rates for electric service and additionally authorize HL&P to charge or credit customers for any variation in actual purchased power cost from the cost utilized to determine its base rates. In the event that the Utility Commission, at some future date, does not allow recovery through rates of any amount of purchased power payments, the two principal firm capacity contracts contain provisions allowing HL&P to suspend or reduce payments and seek repayment for amounts disallowed.

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

  (15)  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount and estimated fair value of the Company's financial instruments are as follows:

                                                             December 31,
                                          -------------------------------------------------
                                                   1994                      1993
                                          -----------------------   -----------------------
                                           Carrying      Fair       Carrying       Fair
                                            Amount       Value       Amount        Value
                                          ----------   ----------   ----------   ----------
                                                       (Thousands of Dollars)
Financial assets:
  Cash and short-term investments .....   $   10,443   $   10,443   $   14,884   $   14,884
  Note receivable from ESOP<F1> .......                                332,489      421,468

Financial liabilities:
  Short-term notes payable ............      423,291      423,291      591,385      591,385
  Cumulative preferred stock
   (subject to mandatory redemption) ..      167,610      173,355      187,236      207,489
  Debentures ..........................      548,729      549,532      548,544      616,672
  Long-term debt of subsidiaries:
     Electric:
        First mortgage bonds ..........    3,020,400    2,980,028    3,039,343    3,360,442
        Pollution control revenue bonds      155,247      163,736      155,218      174,094
        Other notes payable ...........        1,129        1,129        2,410        2,410
     Cable television:
        Senior bank debt ..............      364,000      364,000      364,000      364,000
        Senior and senior
          subordinated notes ..........      140,580      154,654      150,964      180,890

Unrecognized financial instruments:
  Interest rate swaps:
     Net payable position .............                     1,019                    13,604

<F1>    As a result of the Company adopting SOP 93-6 in 1994, a new contra-
        equity account (unearned ESOP shares) has replaced the note receivable from ESOP. See Note 12(b).

        The fair values of cash and short-term investments, short-term and other notes payable and bank debt are estimated to be equivalent to the carrying amounts.

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

(16)    BUSINESS SEGMENT INFORMATION

        The Company operates principally in two business segments: electric utility and cable television. Financial information by business segment is summarized as follows:

                                              Year Ended December 31,
                                  ---------------------------------------------
                                      1994             1993            1992
                                  -------------    ------------    ------------
                                               (Thousands of Dollars)
Revenues:
 Electric utility .............   $   3,746,085    $  4,079,863    $  3,826,841
 Cable television (a) .........         255,772         244,067         235,258
                                  -------------    ------------    ------------
    Total revenues ............   $   4,001,857    $  4,323,930    $  4,062,099
                                  =============    ============    ============
Operating Income (Expense):
 Electric utility (b) .........   $     997,875    $  1,005,750    $    923,801
 Cable television (a) .........          15,007          17,830          19,394
 Other operations .............          (1,057)         (1,163)         (1,327)
                                  -------------    ------------    ------------
   Total operating income .....       1,011,825       1,022,417         941,868
 Other income .................          11,198          47,882          43,789
 Interest and other charges ...        (396,949)       (423,145)       (480,561)
                                  -------------    ------------    ------------
    Income before income taxes
      and cumulative effect of
      change in accounting ....   $     626,074    $    647,154    $    505,096
                                  =============    ============    ============
Depreciation and Amortization:
 Electric utility .............   $     398,142    $    385,731    $    371,645
 Cable television (a) .........          84,681          77,912          75,622
 Other operations .............           1,057           1,163           1,327
                                  -------------    ------------    ------------
    Total depreciation and
      amortization ............   $     483,880    $    464,806    $    448,594
                                  =============    ============    ============
Identifiable Assets
 (end of period):
 Electric utility .............   $  10,850,981    $ 10,753,616    $ 10,790,052
 Cable television (a) .........       1,510,052       1,372,595       1,345,770
 Other operations .............         189,225         141,542         328,231
 Adjustments and eliminations .        (256,111)        (37,576)        (42,386)
                                  -------------    ------------    ------------
    Total assets ..............   $  12,294,147    $ 12,230,177    $ 12,421,667
                                  =============    ============    ============
Capital Expenditures:
 Electric utility (excluding
  AFUDC) ......................   $     412,899    $    329,016    $    337,082
 Cable television (a) .........          84,166          60,385          44,306
 Other (excluding capitalized
  interest) ...................          44,704          61,830           1,625
                                  -------------    ------------    ------------
    Total capital expenditures    $     541,769    $    451,231    $    383,013
                                  =============    ============    ============

    (a) Amounts do not include amounts attributable to Paragon, which is accounted for under the equity method, except identifiable assets which includes net equity investment in Paragon.

    (b) 1992 amount includes the effect of a charge of $86.4 million which relates to HL&P's restructuring of operations as a result of the implementation of the Success Through Excellence in Performance
         (STEP) program (see Note 17 below).

(17)     RESTRUCTURING

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

(18)     CABLE TELEVISION ACQUISITION

         In July 1994, KBLCOM acquired the stock of three cable companies then serving approximately 48,000 customers in the Minneapolis area in exchange for 587,646 shares of common stock of the Company valued at approximately $20.1 million. The total purchase price of approximately $80 million included the assumption of approximately $60 million in liabilities. Notes were repaid in connection with the acquisition in the amount of $57.7 million.

(19)     RAILROAD SETTLEMENT PAYMENTS

         In July 1994, HL&P contributed as equity its rights to receive certain railroad settlement payments to HL&P Receivables, Inc. (HLPR), a wholly-owned subsidiary of HL&P. HLPR transferred the receivables to a trust. A bank purchased certificates evidencing a senior interest in the trust and HLPR holds a certificate evidencing a subordinate interest in the trust. HL&P received as a dividend from HLPR approximately $66.1 million, an amount equal to HLPR's proceeds from the sale. Consistent with the manner in which HL&P recorded receipts of the settlement payments, HL&P recorded the transaction as a $66.1 million reduction to reconcilable fuel expense in July 1994. The reduction to reconcilable fuel expense had no effect on earnings.

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

                                      -97-
                                                                      Earnings
                                                                        per
                                                Operating     Net      Common
             Quarter Ended          Revenues      Income     Income   Share (a)
             -------------         ----------   ---------   --------  ---------
                                            (Thousands of Dollars)
         1993
         ----
         March 31 ...............  $  865,959   $127,981   $ 27,055   $ 0.21
         June 30 ................   1,067,753    247,686    100,209     0.77
         September 30 ...........   1,416,332    513,860    260,409     2.00
         December 31 ............     973,886    132,890     28,363     0.22

         1994
         ----
         March 31 ...............  $  882,101   $150,673   $ 25,898   $ 0.21
         June 30 ................   1,066,660    300,797    126,725     1.03
         September 30 ...........   1,215,980    464,038    235,968     1.92
         December 31 ............     837,116     96,317     10,670     0.09

         (a) Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.

(21)     SUBSEQUENT EVENTS

    (a) KBLCOM. On January 26, 1995, Time Warner and the Company reached an agreement in which Time Warner would acquire KBLCOM in a tax-deferred, stock-for-stock merger with a subsidiary of Time Warner for a sales price of approximately $2.2 billion, subject to closing adjustments. Time Warner will issue one million shares of Time Warner common stock and 11 million shares of a newly-issued series of its convertible preferred stock, which will have a liquidation value of $100 per share, to the Company. The preferred stock will be convertible into approximately 22.9 million shares of Time Warner common stock and, until the earlier of conversion or the fourth anniversary of its issuance, pays an annual dividend of $3.75 per share. After four years, Time Warner will have the right to exchange the Time Warner preferred stock for Time Warner common stock at the stated conversion rate. In addition, at the closing Time Warner will purchase for cash certain intercompany debt of KBLCOM from the Company for approximately $600 million subject to adjustment for changes in or levels of specified indebtedness and liabilities, working capital, capital expenditures and related items. Closing of this transaction, which is subject to, among other things, (i) the parties obtaining necessary consents of certain franchise authorities and other governmental entities, (ii) the absence of any change that might have a material adverse effect on KBLCOM or Time Warner, (iii) the absence of any material litigation and (iv) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, is expected to take place in the second half of 1995.

                                      -98-

         The consolidated balance sheet of the Company includes KBLCOM assets of approximately $1.5 billion and liabilities of approximately $841 million at December 31, 1994. Revenues from KBLCOM totaled approximately $256 million for 1994. Proforma presentation of the Company's 1994 Statement of Consolidated Income to reflect KBLCOM on a discontinued operations basis for the entire year would result in summarized operations as follows:

                                                                   Year Ended
                                                               December 31, 1994
                                                                  (Thousands
                                                                  of Dollars)
                                                                  except per
                                                                share amounts)

         Income Before Income Taxes, Discontinued Operations
           and Cumulative Effect of Change in Accounting.......   $ 654,409
         Income Taxes..........................................     230,424
                                                                  ---------
         Income Before Discontinued Operations and Cumulative
           Effect of Change in Accounting......................     423,985
         Loss from Discontinued Operations of KBLCOM (net of
           income tax benefit of $11,811)......................     (16,524)
                                                                  ---------
         Income Before Cumulative Effect of Change in
           Accounting..........................................     407,461
         Cumulative Effect of Change in Accounting for
           Postemployment Benefits (net of income taxes
           of $4,415)..........................................      (8,200)
                                                                  ---------
         Net Income............................................   $ 399,261
                                                                  =========

         Earnings Per Common Share:
         Earnings Per Common Share Before Discontinued
           Operations and Cumulative Effect of Change in
           Accounting..........................................   $    3.45
         Discontinued Operations...............................        (.13)
         Cumulative Effect of Change in Accounting for
           Postemployment Benefits.............................        (.07)
                                                                  ---------
         Earnings Per Common Share.............................   $    3.25
                                                                  =========

         Loss from discontinued operations of KBLCOM excludes the effects of corporate overhead charges and includes interest expense relating to the amount of intercompany debt that Time Warner is purchasing from the Company.

         Based on a Time Warner common stock price of $35.50 and assuming the closing occurs on September 30, 1995, the Company estimates that it will recognize an after-tax gain of approximately $650 million. The Company anticipates that it will record a portion of this gain (estimated to be approximately $100 million) in the first quarter of 1995 in recognition of the deferred tax asset arising from the Company's excess tax basis in KBLCOM stock. The remainder of the gain will be recognized at closing.

    (b) HOUSTON INDUSTRIES ENERGY, INC. (HI ENERGY). In January 1995, HI Energy, a subsidiary of the Company, acquired for $15.7 million a 90 percent equity interest in an electric utility operating company in the province of Santiago del Estero, a rural province in the north central part of Argentina. The utility system serves approximately 100,000 customers in an area of 136,000 square kilometers.

                                      -99-

                        HOUSTON LIGHTING & POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994

Except as modified below, the Notes to the Company's Consolidated Financial Statements are incorporated herein by reference insofar as they relate to HL&P:
(1) Summary of Significant Accounting Policies, (2) Jointly-Owned Nuclear
Plant, (3) Pending Rate Proceedings, (4) Appeals of Prior Utility Commission Rate Orders, (5) Malakoff, (6) Change in Accounting Method for Revenues, (9) Preferred Stock of HL&P, (10) Long-Term Debt, (12) Retirement Plans, (13) Income Taxes, (14) Commitments and Contingencies, (15) Estimated Fair Value of Financial Instruments, (17) Restructuring, and (19) Railroad Settlement Payments.

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (i) EARNINGS PER COMMON SHARE. All issued and outstanding Class A voting common stock of HL&P is held by the Company and all issued and outstanding Class B non-voting common stock of HL&P is held by Houston Industries (Delaware) Incorporated, a wholly owned subsidiary of the Company. Accordingly, earnings per share is not computed.

   (j) STATEMENTS OF CASH FLOWS. At December 31, 1994, HL&P had affiliate investments (considered to be cash equivalents) of $227.6 million. At December 31, 1993, HL&P did not have any investments with affiliated companies. At December 31, 1992, HL&P had affiliate investments of $2.1 million.

(11)    SHORT-TERM FINANCING

        In 1993 and 1994, the interim financing requirements of HL&P were primarily met through the issuance of commercial paper. HL&P had bank credit facilities of $400 million and $250 million at December 31, 1994 and 1993, respectively, which limited total short-term borrowings and provided for interest at rates generally less than the prime rate. HL&P's weighted average short-term borrowing rates for commercial paper for the year ended December 31, 1994 and 1993 were 3.71% and 3.31%, respectively. HL&P had no commercial paper outstanding at December 31, 1994, and had approximately $171 million outstanding at December 31, 1993. Facility fees are required on HL&P's bank credit facility.

                                     -100-
(12)    RETIREMENT PLANS

   (a)  PENSION.  Net pension cost for HL&P includes the following components:

                                                    Year Ended December 31,
                                                 1994        1993       1992
                                               --------    --------    --------
                                                    (Thousands of Dollars)
Service cost - benefits earned during
 the period ................................   $ 21,335    $ 24,640    $ 23,211
Interest cost on projected benefit
 obligation ................................     45,064      49,950      44,580
Actual (return) loss on plan assets ........      4,737     (38,668)    (26,334)
Net amortization and deferrals .............    (50,012)       (683)    (11,605)
                                               --------    --------    --------
Net pension cost ...........................   $ 21,124    $ 35,239    $ 29,852
                                               ========    ========    ========

        The funded status of HL&P's retirement plan was as follows:

                                                             December 31,
                                                      -------------------------
                                                         1994           1993
                                                      ----------     ----------
                                                       (Thousands of Dollars)
Actuarial present value of:
   Vested benefit obligation .....................    $  429,279     $  434,797
                                                      ==========     ==========
   Accumulated benefit obligation ................    $  460,760     $  492,301
                                                      ==========     ==========
Plan assets at fair value ........................    $  486,100     $  478,515
Projected benefit obligation .....................       617,690        636,724
                                                      ----------     ----------
Assets less than projected benefit obligation ....      (131,590)      (158,209)
Unrecognized transitional asset ..................       (15,157)       (17,062)
Unrecognized prior service cost ..................        21,275         23,183
Unrecognized net loss ............................        67,093         77,937
                                                      ----------     ----------
Accrued pension cost .............................    $  (58,379)    $  (74,151)
                                                      ==========     ==========

    (c) POSTRETIREMENT BENEFITS. The net postretirement benefit cost for HL&P includes the following components:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1994            1993
                                                         -------         -------
                                                         (Thousands of Dollars)

Service cost - benefits earned during the period ....   $ 8,904         $ 9,297
Interest cost on projected benefit obligation .......     9,946          18,134
Actual return on plan assets ........................      --              --
Net amortization and deferrals ......................     7,757           9,658
                                                        -------         -------
Net postretirement benefit cost .....................   $26,607         $37,089
                                                        =======         =======
                                     -101-

    The funded status of HL&P's postretirement benefit costs was as follows:

                                                              December 31,
                                                        -----------------------
                                                          1994          1993
                                                        ---------     ---------
                                                         (Thousands of Dollars)
Accumulated benefit obligation:
  Retirees .........................................    $ (97,200)    $(128,122)
  Fully eligible active plan participants ..........      (20,126)      (22,691)
  Other active plan participants ...................      (22,706)      (20,576)
                                                        ---------     ---------
      Total ........................................     (140,032)     (171,389)
Plan assets at fair value ..........................         --            --
                                                        ---------     ---------
Assets less than accumulated benefit obligation ....     (140,032)     (171,389)
Unrecognized transitional obligation ...............      191,225       200,883
Unrecognized net gain ..............................      (92,786)      (55,577)
                                                        ---------     ---------
Accrued postretirement benefit cost ................    $ (41,593)    $ (26,083)
                                                        =========     =========

         For 1992, HL&P recognized postretirement benefit costs on a "pay-as-you-go" basis and made payments of $8.6 million.

 (13)    INCOME TAXES

         HL&P records income taxes under SFAS No. 109. During 1993, federal tax legislation was enacted that changed the income tax consequences for HL&P. The principal provision of the new law which affected HL&P was the change in the corporate income tax rate from 34 percent to 35 percent. A net regulatory asset and the related deferred income tax liability of $71.3 million were recorded by HL&P in 1993. The effect of the new law, which decreased HL&P's net income by $8.0 million, was recognized as a component of income tax expense in 1993. The effect on HL&P's deferred taxes as a result of the change in the new law was $4.5 million in 1993.

         HL&P's current and deferred components of income tax expense are as follows:

                                                  Year Ended December 31,
                                          -------------------------------------
                                            1994          1993          1992
                                          ---------     ---------     ---------
                                                 (Thousands of Dollars)

Current ..............................    $ 184,669     $ 115,745     $ 134,514
Deferred .............................       70,324       123,719        40,217
                                          ---------     ---------     ---------
Federal income tax expense ...........      254,993       239,464       174,731
Federal income taxes charged to
 other income ........................         (836)       (2,993)       (1,062)
                                          ---------     ---------     ---------
Income taxes before cumulative
 effect of change in accounting ......    $ 254,157     $ 236,471     $ 173,669
                                          =========     =========     =========

         HL&P's effective income tax rates are lower than statutory corporate rates for each year as follows:

                                                Year Ended December 31,
                                        ---------------------------------------
                                          1994           1993           1992
                                        ---------      ---------      ---------
                                                 (Thousands of Dollars)
Income before income taxes, preferred
  dividends and cumulative effect of
  change in accounting ...............  $ 749,121      $ 720,694      $ 588,951
Statutory rate .......................         35%            35%            34%
                                        ---------      ---------      ---------
Income taxes at statutory rate .......    262,192        252,243        200,243
                                        ---------      ---------      ---------
Net reduction in taxes resulting from:
  AFUDC - other included in income ...      1,440          1,229          2,097
  Amortization of investment tax
    credit ...........................     19,416         19,797         19,926
  Difference between book and tax
    depreciation for which deferred
    taxes have not been normalized ...    (15,455)       (12,976)       (13,466)
  Excess deferred taxes ..............      3,537          9,625         17,403
  Other - net ........................       (903)        (1,903)           614
                                        ---------      ---------      ---------
    Total ............................      8,035         15,772         26,574
                                        ---------      ---------      ---------
Income taxes before cumulative
   effect of change in accounting ....  $ 254,157      $ 236,471      $ 173,669
                                        =========      =========      =========
Effective rate .......................       33.9%          32.8%          29.5%

         Following are HL&P's tax effects of temporary differences resulting in deferred tax assets and liabilities:

                                                            December 31,
                                                   -----------------------------
                                                       1994             1993
                                                   ------------     ------------
                                                       (Thousands of Dollars)
Deferred Tax Assets:
 Alternative minimum tax .....................                      $     51,506
 IRS audit assessment ........................     $     48,513           48,513
 Disallowed plant cost - net .................           23,496           24,304
 Other .......................................           60,174           47,906
                                                   ------------     ------------
   Total deferred tax assets .................          132,183          172,229
                                                   ------------     ------------

Deferred Tax Liabilities:
 Depreciation ................................        1,335,265        1,210,410
 Regulatory assets - net .....................          235,463          246,763
 Deferred plant costs - net ..................          207,746          215,472
 Capitalized taxes, employee benefits,
  and removal costs ..........................          111,681          111,333
 Other .......................................          118,328          187,227
                                                   ------------     ------------
    Total deferred tax liabilities ...........        2,008,483        1,971,205
                                                   ------------     ------------

 Accumulated deferred income taxes - net .....     $  1,876,300     $  1,798,976
                                                   ============     ============

  (15)   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount and estimated fair value of additional HL&P financial instruments are as follows:
                                                     December 31,
                                         ---------------------------------------
                                                1994                 1993
                                         -------------------   -----------------
                                         Carrying     Fair     Carrying   Fair
                                          Amount     Value      Amount    Value
                                         --------   --------   -------   -------
                                                 (Thousands of Dollars)
Financial assets:
  Cash and short-term investments ....   $235,867   $235,867   $12,413   $12,413

Financial liabilities:
  Short-term notes payable ...........                         171,100   171,100

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

                                                                    Income After
                                                      Operating       Preferred
    Quarter Ended                    Revenues           Income        Dividends
    -------------                   ----------         --------       ---------
                                                (Thousands of Dollars)
1993
- ----
March 31 ..................         $  805,685         $113,160         $ 31,574
June 30 ...................          1,005,149          189,066          105,765
September 30 ..............          1,355,339          355,221          271,594
December 31 ...............            913,690          108,839           40,817

1994
- ----
March 31 ..................         $  821,581         $122,879         $ 41,686
June 30 ...................          1,004,906          216,842          142,478
September 30 ..............          1,150,946          320,859          251,092
December 31 ...............            768,652           82,302           17,925

22)      PRINCIPAL AFFILIATE TRANSACTIONS

                                                     Year Ended December 31,
  Affiliated                                   ---------------------------------
   Company             Description                1994       1993        1992
  ----------     --------------------------    ---------   ---------   ---------
                                                   (Thousands of Dollars)

  Houston        Dividends.................    $ 328,996   $ 342,982   $ 345,748
  Industries     Service Fees (a)..........       26,913      21,864      18,215
                 Money Fund Income (b).....        6,025       2,748         930

  Houston
  Industries
  Finance        Discount Expenses (a)                                    21,053

    (a)  Included in Operating Expenses
    (b)  Included in Other Income (Expense)

         During 1992, Houston Industries Finance purchased accounts receivable of HL&P. In January 1993, Houston Industries Finance sold the receivables back to HL&P and ceased operations. HL&P is now selling its accounts receivable and most of its accrued unbilled revenues to an unaffiliated third party.
                                     -105-

INDEPENDENT AUDITORS' REPORT

Houston Industries Incorporated:

         We have audited the accompanying consolidated balance sheets and the consolidated statements of capitalization of Houston Industries Incorporated and its subsidiaries as of December 31, 1994 and 1993, and the related statements of consolidated income, consolidated retained earnings and consolidated cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the Company's financial statement schedule listed in Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Notes 6, 12(b), and 12(d), respectively, to the consolidated financial statements, the Company changed its method of accounting for (i) revenues in 1992, (ii) the Employee Stock Ownership Plan to conform with AICPA Statement of Position 93-6 in 1994, and (iii) postemployment benefits to conform with Statement of Financial Accounting Standards No.
112 in 1994.

DELOITTE & TOUCHE LLP

Houston, Texas
February 23, 1995
                                     -106-

INDEPENDENT AUDITORS' REPORT

Houston Lighting & Power Company:

         We have audited the accompanying balance sheets and the statements of capitalization of Houston Lighting & Power Company (HL&P) as of December 31, 1994 and 1993, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule of HL&P listed in Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of HL&P's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of HL&P at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Notes 6 and 12(d), respectively, to the financial statements, HL&P changed its method of accounting for (i) revenues in 1992, and
(ii) postemployment benefits to conform with Statement of Financial Accounting Standards No. 112 in 1994.

DELOITTE & TOUCHE LLP

Houston, Texas
February 23, 1995
                                     -107-

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND HL&P.

      (a)  The Company

      The information called for by Item 10, to the extent not set forth under
Item 1 "Business- EXECUTIVE OFFICERS OF THE COMPANY", is or will be set forth in the definitive proxy statement relating to the Company's 1995 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

      (b)  HL&P

      The information set forth under Item 1. "Business - EXECUTIVE OFFICERS OF HL&P" is incorporated herein by reference.

      Each member of the board of directors of HL&P is also a member of the board of directors of the Company. Each member of the board of directors of HL&P is elected annually for a one-year term. The HL&P annual shareholder's meeting, at which the Company elects members to the HL&P board of directors, is expected to occur on May 3, 1995. Information is set forth below with respect to the business experience for the last five years of each person who currently serves as a member of the board of directors of HL&P, certain other directorships held by each such person and certain other information. Unless otherwise indicated, each person has had the same principal occupation for at least five years.

MILTON CARROLL, age 44, has been a director since 1992. Mr. Carroll is Chairman, President and Chief Executive Officer of Instrument Products Inc., an oil field supply manufacturing company, in Houston, Texas. He is a director of Panhandle Eastern Corporation and the Federal Reserve Bank of Dallas.

JOHN T. CATER, age 59, has been a director since 1983. Mr. Cater is Chairman, Chief Executive Officer and a director of River Oaks Trust Company in Houston, Texas. He also serves as President and a director of Compass Bank-Houston. Until his retirement in 1990, Mr. Cater served as President, Chief Operating Officer and a director of MCorp, a Texas bank holding company. He served as a director of MCorp until July 1994.
                                     -108-

ROBERT J. CRUIKSHANK, age 64, has been a director since 1993. Mr. Cruikshank is primarily engaged in managing his personal investments in Houston, Texas. Prior to his retirement in 1993, he was a Senior Partner in the accounting firm of Deloitte & Touche. Mr. Cruikshank is Vice-Chairman of the Board of Regents of the University of Texas System and serves as a director of MAXXAM Inc., Kaiser Aluminum Corporation, Compass Bank and Texas Biotechnology Corporation.

LINNET F. DEILY, age 49, has been a director since 1993. Ms. Deily is Chairman, Chief Executive Officer and President of First Interstate Bank of Texas, N.A. She has served as Chairman since 1992, Chief Executive Officer since 1991 and President since 1988. (1)

JOSEPH M. HENDRIE, Ph.D., age 69, has been a director since 1985. Dr. Hendrie is a Consulting Engineer in Bellport, New York, and a Senior Scientist at the Brookhaven National Laboratory in Upton, New York, having previously served as Chairman and Commissioner of the U.S. Nuclear Regulatory Commission and as President of the American Nuclear Society. He is also a director of Entergy Operations, Inc. of Jackson, Mississippi.

HOWARD W. HORNE, age 68, has been a director since 1978. Mr. Horne is Vice-Chairman of Cushman & Wakefield of Texas, Inc., a subsidiary of a national real estate brokerage firm. Until 1990, he was Chairman of the Board of The Horne Company, a Houston realty firm.

DON D. JORDAN, age 62, has been a director of the Company since 1977 and of HL&P since 1974. Mr. Jordan is Chairman and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of HL&P. He also serves as a director of Texas Commerce Bancshares, Inc. and BJ Services Company, Inc.

ALEXANDER F. SCHILT, Ph.D., age 54, has been a director since 1992. Dr. Schilt is Chancellor of the University of Houston System. Prior to 1990, he was President of Eastern Washington University in Cheney and Spokane, Washington.

KENNETH L. SCHNITZER, SR., age 65, has been a director since 1983. Mr. Schnitzer is Chairman of the Board of Schnitzer Enterprises Inc., a Houston commercial real estate development company, having previously served as a director of American Building Maintenance Industries Incorporated and Weingarten Realty, Inc. (2)

DON D. SYKORA, age 64, has been a director since 1982. Mr. Sykora is President and Chief Operating Officer of the Company. He also serves as a director of Powell Industries, Inc., Pool Energy Services Co., Inc. and TransTexas Gas Corporation. (3)

JACK T. TROTTER, age 68, has been a director since 1985. Mr. Trotter is primarily engaged in managing his personal investments in Houston, Texas. He also serves as a director of First Interstate Bank of Texas, N.A., Howell Corporation and Weingarten Realty Investors.

BERTRAM WOLFE, Ph.D., age 67, has been a director since 1993. Dr. Wolfe is on the Nuclear Advisory Committee of Pennsylvania Power and Light and is a member of the International
                                     -109-

Advisory Committee of Concord Industries. Prior to his
retirement in 1992, he was Vice President and General Manager of General Electric Company's nuclear energy business in San Jose, California.
- -------------------
(1) First Interstate and certain of its affiliates participate in various credit facilities with HL&P, the Company and certain of HL&P's affiliates and other entities in which the Company has an ownership interest. Under these agreements, First Interstate and certain of its affiliates have maximum aggregate loans and loan commitments of approximately $79.3 million, as of December 31, 1994.

(2) HL&P and certain of its affiliates currently lease office space in buildings owned or controlled by affiliates of Mr. Schnitzer. HL&P and certain of its affiliates paid a total of approximately $5.6 million to affiliates of Mr. Schnitzer during 1994, and it is expected that approximately $3.7 million will be paid in 1995. HL&P believes such payments are comparable to those that would have been made to other non-affiliated firms for comparable facilities and services. During 1994, Mr. Schnitzer consented to the entry of an order by the Office of Thrift Supervision (OTS) whereunder he may not hold office in, or participate in the conduct of the affairs of, any federally regulated depository institution without the prior approval of the OTS and, if applicable, any other appropriate federal banking agency. The order arose out of Mr. Schnitzer's prior service as a director of BancPLUS Savings and Loan Association, a Houston, Texas-based thrift that was taken over by federal regulators in 1989. Mr. Schnitzer consented to the order to avoid the time and expense of defending an OTS administrative proceeding, without admitting whether there were any grounds for such a proceeding.

(3) Mr. Sykora will not seek reelection to the Company's Board of Directors in 1995 and will retire as a director of the Company and HL&P at the May 3, 1995 annual shareholders' meetings.

ITEM 11.   EXECUTIVE COMPENSATION.

      (a)  The Company

      The information called for by Item 11, with respect to the Company, is or will be set forth in the definitive proxy statement relating to the Company's 1995 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 (excluding any information required by paragraphs (i), (k) and (l) of Item 402 of Regulation S-K) are incorporated herein by reference pursuant to Instruction G to Form 10-K.
                                     -110-

      (b)  HL&P

SUMMARY COMPENSATION TABLE. The following table shows, for the years ended December 31, 1992, 1993 and 1994, the annual, long-term and certain other compensation of the chief executive officer and the other four most highly compensated executive officers of HL&P (Named Officers).

                           SUMMARY COMPENSATION TABLE

                                                                                Long-Term
                                                                              Compensation
                                                                         ---------------------
                                                                           Awards      Payouts
                                                 Annual Compensation     ----------   --------
                                               -----------------------    Securities
    Name and                                               Other Annual   Underlying     LTIP          All Other
Principal Position           Year    Salary<F1>  Bonus<F1> Compensation    Options(#)  Payouts<F2>   Compensation<F3>
- ---------------------------  ----    -------     ------     -----------     --------    --------     ---------------
Don D. Jordan..............  1994   $859,500   $ 734,873   $  114,648       13,863    $  550,567       $717,261
Chairman and...............  1993    829,500     386,775            0       12,965       762,962        647,491
Chief Executive Officer....  1992    785,125     531,268            0       13,190        32,000        543,204
of the Company and HL&P

R. Steve Letbetter.........  1994    321,000     246,525       31,133        3,183       117,607         43,818
President and Chief........  1993    271,000     109,335            0        2,128       212,362         42,562
Operating Officer of ......  1992    241,417     125,952            0        2,161        10,125         44,813
HL&P; Vice President of the
Company

Hugh Rice Kelly............  1994    323,500     190,820       42,147        2,735       145,107         50,546
Senior Vice President,.....  1993    310,500      94,446            0        2,621       285,078         58,218
General Counsel and          1992    297,583     155,439            0        2,667        13,188         65,266
Corporate Secretary of the
Company and HL&P

William T. Cottle<F4>......  1994    241,000     129,675          337        2,022             0         13,126
Group Vice President.......  1993    174,470      60,000            0            0             0              0
- - Nuclear of HL&P..........  1992          0           0            0            0             0              0

Jack D. Greenwade..........  1994    236,500     138,674       26,624        1,987       105,117         35,524
Group Vice President.......  1993    225,500      68,607            0        1,903       178,814         36,786
- - Operations of HL&P.......  1992    215,833     110,880            0        1,931         8,875         38,184

<F1>    The amounts shown include salary and bonus earned as well as earned but deferred by the Named Officers.

<F2>    The amounts shown for 1994 represent the dollar value of shares of the
        Company's Common Stock paid out in 1994 under the Company's long-term incentive compensation plan based on the achievement of certain performance goals for the 1992-1993 performance cycle, plus dividend equivalent accruals during the performance period.

<F3>    The amounts shown include (i) Company contributions to the Company's savings plan and accruals under its savings restoration plan for the years shown on behalf of the Named Officers, as follows: Mr. Jordan 1992
        - $41,348; 1993 - $57,152; and 1994 -$52,344; Mr. Letbetter 1992 -
        $20,225; 1993 - $16,672; and 1994 - $18,074; Mr. Kelly 1992 - $26,141;
        1993 - $19,569; and 1994 - $17,554; Mr. Cottle 1994 - $12,642; and Mr.
        Greenwade 1992 - $16,898; 1993 - $14,128; and 1994 - $12,814; (ii) the
        term portion of the premiums paid by the Company in 1994 under split-dollar life insurance policies purchased in connection with the Company's executive life insurance plan, as follows: Mr. Jordan - $4,800; Mr. Letbetter - $218; Mr. Kelly - $801; Mr. Cottle - $484; and Mr. Greenwade - $772; and (iii) the portion of accrued interest on amounts of compensation deferred under the Company's deferred compensation plan and executive incentive compensation plan that exceeds 120 percent of the applicable federal long-term rate provided under
        Section 1274(d) of the Internal Revenue Code, as follows: Mr. Jordan 1992 - $501,856; 1993 - $590,339; and 1994 - $660,117; Mr. Letbetter
        1992 - $24,588; 1993 - $25,890; and 1994 - $25,526; Mr. Kelly 1992 -
        $39,125; 1993 - $38,649; and 1994 - $32,191; and Mr. Greenwade 1992 -
        $21,286; 1993 - $22,658; and 1994 - $21,938. With respect to the accrued interest on deferred amounts referenced in (iii) of this footnote, the Company owns and is the beneficiary under certain life insurance policies, with respect to which it is currently anticipated that the benefits associated with these policies will be sufficient to cover such accumulated interest.

<F4>    Mr. Cottle commenced employment with HL&P in April 1993.

STOCK OPTION GRANTS. The following table contains information concerning grants during 1994 of stock options under the Company's long-term incentive compensation plan to the Named Officers.

                             OPTION GRANTS IN 1994

                                                                                                      Grant
                                                                                                      Date
                                                            Individual Grants                         Value
                                     --------------------------------------------------------       ---------
                                                       % of Total
                                       Number of         Options
                                      Securities       Granted to      Exercise                      Grant
                                      Underlying        Employees       or Base                      Date
                                        Options         in Fiscal      Price Per   Expiration       Present
NAME                                   Granted(#)<F1>     Year          Share        Date           Value<F2>
- ----                                  ---------------    ------         ------      --------        ---------
Don D. Jordan...................         13,863          21.1%          $46.50      01/04/04        $49,491
R. Steve Letbetter..............          3,183           4.8%           46.50      01/04/04         11,363
Hugh Rice Kelly.................          2,735           4.2%           46.50      01/04/04          9,764
William T. Cottle...............          2,022           3.1%           46.50      01/04/04          7,219
Jack D. Greenwade...............          1,987           3.0%           46.50      01/04/04          7,094

<F1>   The nonstatutory options for shares of Common Stock included in the table were granted on January 5, 1994, have a ten-year term and generally become exercisable annually in one-third increments commencing one year after date of grant, so long as employment with the Company or its subsidiaries continues. A change in control of the Company would result in all options becoming immediately exercisable. For the purposes of the Company's long-term incentive compensation plan, a "change in control" generally is deemed to have occurred if (i) any person or group becomes the direct or indirect beneficial owner of 30 percent or more of the Company's outstanding voting securities; (ii) the majority of the Board changes as a result of, or in connection with, certain transactions;
       (iii) as a result of the Company merging or consolidating with another corporation, less than 70 percent of the surviving corporation's outstanding voting securities is owned by the former shareholders of the Company (excluding any party to such a transaction or any affiliates of any such party); (iv) a tender offer or exchange offer is made and consummated for the ownership of 30 percent or more of the Company's outstanding voting securities; or (v) the Company transfers all or substantially all of its assets to another corporation that is not wholly-owned by the Company.

<F2>   The values are based on the Black-Scholes option pricing model adjusted for the payment of dividends. The calculations were made based on the following assumptions: volatility equal to historical volatility of the Common Stock for the one-year period prior to grant date; risk-free interest rate equal to the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term; option strike price equal to current stock price on the date of grant ($46.50); current dividend rate of $3 per share per year; and option term equal to the full ten-year period until the stated expiration date. No reduction has been made in the valuations on account of non-transferability of the options or vesting or forfeiture provisions. Valuations would change if different assumptions were made. Option values are dependent on general market conditions and the performance of the Common Stock. There can be no assurance that the values in this table will be realized.

STOCK OPTION VALUES. The following table sets forth information on the unexercised options to purchase Common Stock previously granted to each of the Named Officers under the Company's long-term incentive compensation plan and held as of December 31, 1994. None of the options are in-the-money, having been granted at exercise prices that are higher than the market value of the option shares on December 31, 1994. No options were exercised by the Named Officers during 1994.
                          1994 YEAR-END OPTION VALUES

                                              Number of Securities
                                                   Underlying                   Value of Unexercised
                                               Unexercised Options             In-the-Money Options at
                                               at December 31, 1994               December 31, 1994
                                             ----------------------            -----------------------
                                                 Exercisable/                       Exercisable/
NAME                                             Unexercisable                     Unexercisable
- ----                                         ----------------------            -----------------------
Don D. Jordan.......................         13,115    /    26,903                  $0.0  /  $0.0
R. Steve Letbetter..................          2,150    /     5,322                   0.0  /   0.0
Hugh Rice Kelly.....................          2,652    /     5,371                   0.0  /   0.0
William T. Cottle...................              0    /     2,022                   0.0  /   0.0
Jack D. Greenwade...................          1,921    /     3,900                   0.0  /   0.0

LONG-TERM INCENTIVE COMPENSATION. The following table sets forth information concerning awards made during 1994 for the 1994-1996 performance cycle under the Company's long-term incentive compensation plan to each of the Named Officers. The table represents potential payouts of awards for shares of Common Stock based on the achievement of certain performance goals over a three year performance cycle. The performance goals include Company consolidated and subsidiary or business unit goals, weighted 25 percent on consolidated performance and 75 percent on subsidiary or business unit performance. The performance goals are generally based on financial objectives. The Company consolidated goal applicable to each of the Named Officers shown below is achieving a certain level of total shareholder return in relation to a group of other companies. The subsidiary or business unit goals applicable to each of the Named Officers shown below are maintaining certain base electric rates and achieving certain cash flow performance in relation to a group of other companies. An additional subsidiary or business unit goal applicable to Messrs. Jordan and Kelly is achieving certain increases in cable television operating profits. If a change in control of the Company occurs before the end of a performance cycle, the payouts of awards for performance shares will occur without regard to achievement of the performance goals. See Note 1 to the OPTION GRANTS IN 1994 table for information regarding the definition of a change in control under the Company's long-term incentive compensation plan.

                    LONG-TERM INCENTIVE PLAN AWARDS IN 1994

                                                                         Estimated Future Payouts Under
                                                   Performance            Non-Stock Price-Based Plans<F1>
                                                    or Other         -----------------------------------------
                                                  Period Until       Threshold        Target           Maximum
                                     Number        Maturity or        Number          Number           Number
Name                                of Shares        Payout          of Shares       of Shares        of Shares
- -----                               ---------       --------         ----------      ---------        ---------
Don D. Jordan....................    12,165          12/31/96          6,083            12,165          18,248
R. Steve Letbetter...............     3,223          12/31/96          1,612             3,223           4,835
Hugh Rice Kelly..................     2,770          12/31/96          1,385             2,770           4,155
William T. Cottle................     2,047          12/31/96          1,024             2,047           3,071
Jack D. Greenwade................     2,012          12/31/96          1,006             2,012           3,018

<F1>   The table does not reflect dividend equivalent accruals during the performance period.

RETIREMENT PLANS, RELATED BENEFITS AND OTHER AGREEMENTS. The following table shows the estimated annual benefit payable under the Company's retirement plan, benefit restoration plan and, in certain cases, supplemental agreements, to officers in various compensation classifications upon retirement at age 65 after the indicated periods of service, determined on a single-life annuity basis. The amounts in the table are not subject to any deduction for Social Security or other offsetting amounts.
                               PENSION PLAN TABLE

         Final Average
            Annual                             Estimated Annual Pension Based on years of Service
         Compensation      ----------------------------------------------------------------------------------------
          at Age 65         15 Years         20 Years          25 Years          30 Years          35 or More Years
         ----------        ---------         --------          --------          --------          ----------------
     $     300,000       $    85,901      $   114,535       $   143,169       $  171,803              $200,436
           400,000           115,001          153,335           191,669          230,003               268,336
           500,000           144,101          192,135           240,169          288,203               336,236
           600,000           173,201          230,935           288,669          346,403               404,136
           700,000           202,301          269,735           337,169          404,603               472,036
           800,000           231,401          308,535           385,669          462,803               539,936
           900,000           260,501          347,335           434,169          521,003               607,836
         1,000,000           289,601          386,135           482,669          579,203               675,736
         1,200,000           347,801          463,735           579,669          695,603               811,536
         1,400,000           406,001          541,335           676,669          812,003               947,336
         1,500,000           435,101          580,135           725,169          870,203             1,015,236
         1,600,000           464,201          618,935           773,669          928,403             1,083,136
         1,700,000           493,301          657,735           822,169          986,603             1,151,036

NOTE: The qualified pension plan limits compensation in accordance with Section 401(a)(17) of the Internal Revenue Code and also limits benefits in accordance with Section 415 of the Internal Revenue Code. Pension benefits based on compensation above the qualified plan limit or in excess of the limit on annual benefits are provided through the benefit restoration plan.

         For the purpose of the pension table above, final average annual compensation means the average of covered compensation for 36 consecutive months out of the 120 consecutive months immediately preceding retirement in which the participant's covered compensation was the highest. Covered compensation only includes the amounts shown in the "Salary" and "Bonus" columns of the Summary Compensation Table. At December 31, 1994, the credited years of service for the following persons are: 35 years for Mr. Jordan; 21 years for Mr. Letbetter; 20 years for Mr. Kelly, 10 of which result from a supplemental agreement; 2 years for Mr. Cottle; and 28 years for Mr. Greenwade.

         The Company maintains an executive benefits plan that provides certain salary continuation, disability and death benefits to key officers of the Company and certain of its subsidiaries, including HL&P. The Named Officers participate in this plan pursuant to individual agreements that generally provide for (i) a salary continuation benefit of 100 percent of the officer's current salary for twelve months after his death during active employment and then 50 percent of his salary for nine years or until the deceased officer would have attained age 65, if later, and (ii) if the officer retires after attainment of age 65, an annual post-retirement death benefit of 50 percent of the officer's preretirement annual salary payable for six years.

         The Company has established an executive life insurance plan providing split-dollar life insurance in the form of a death benefit for certain officers and members of the Company's Board of Directors. The death benefit coverage for each of the Named Officers and members of the Board of Directors varies but in each case is based on coverage (either single life or second to die) that is available for the same amount of premium that could purchase coverage equal to two times current salary for Messrs. Kelly, Cottle and Greenwade; four times current salary for Mr. Letbetter; ten million dollars for Mr. Jordan; five million dollars for Mr. Sykora (in his capacity as an executive officer of the Company) and six times the annual retainer for the Company's non-employee directors (except in the case of Mr. Trotter, who has a separate agreement providing for similar coverage, as described below under "Compensation of Directors"). The plan also provides that the Company may make payments to the covered individuals designed to compensate for tax consequences with respect to imputed income that they must recognize for federal income tax purposes based on the term portion of the annual premiums. If a covered executive retires at age 65 or at an earlier age under circumstances approved for this purpose by the Board of Directors, rights under the plan vest so that coverage is continued based on the same death benefit in effect at the time of retirement. Upon death, the Company will receive the balance of the insurance proceeds payable in excess of the specified death benefit which by design is expected to be at least sufficient to cover the Company's cumulative outlays to pay premiums and the after-tax cost to the Company of the tax reimbursement payments. There is no arrangement or understanding under which any covered individuals will receive or be allocated any interest in any cash surrender value under the policy.

         The Company has entered into employment agreements with each of Mr. Jordan and Mr. Sykora (in their capacities as executive officers of the Company) which provide for benefits in the event of termination of employment following a change in control of the Company and for a two year extension of employment if the covered executive is employed by the Company at age 65 without there having occurred a change in control. The Company has also entered into severance agreements with certain executive officers, including Messrs. Letbetter, Kelly, Cottle and Greenwade, that provide for the payment of certain benefits in the event that, within three years following a change in control of the Company, the officer's employment is terminated by the Company or any subsidiary or successor to the Company for reasons other than cause or disability or by the officer following certain changes in job responsibilities, job location or compensation and benefits from those applicable to him immediately prior to such change in control. For the purposes of these agreements, the meaning of a change in control generally is the same as provided in the Company's long-term incentive compensation plan which is described in Note 1 to the OPTION GRANTS IN 1994 table. All benefits payable under these agreements would be payments by the Company and not HL&P.

         HL&P and Mr. Cottle have entered into an employment agreement commencing on April 5, 1993 and continuing indefinitely, subject to termination by either party on 30 days' notice (Employment Period). The agreement generally provides for employment of Mr. Cottle as Group Vice President - Nuclear or in such other executive capacities as may be determined from time to time, a minimum annual base salary ($235,000), bonuses and participation in those employee benefit plans and programs available to similarly situated employees during the Employment Period. In addition, if the Employment Period terminates after April 5, 2003, Mr. Cottle will be eligible for supplemental pension, disability or death benefits determined as if his employment had commenced ten years prior to the initial date of the Employment Period.

COMPENSATION OF DIRECTORS. Each non-employee director receives an annual retainer fee of $20,000, a fee of $1,000 for each board meeting attended and a fee of $700 for each committee meeting attended. Directors may defer all or a part of their annual retainer fees (minimum deferral $2,000) and meeting fees under the Company's deferred compensation plan.

         Non-employee directors participate in a director benefits plan pursuant to which a director who serves at least one full year will receive an annual benefit in cash equal to the annual retainer payable in the year the director terminates service. Benefits under this plan will be payable to a director, commencing the January following the later of the director's termination of service or attainment of age 65, for a period equal to the number of full years of service of the director.

         Non-employee directors may also participate in the Company's executive life insurance plan described above under "Retirement Plans, Related Benefits and Other Agreements," providing split-dollar life insurance with a death benefit equal to six times the director's annual retainer with coverage continuing after termination of service as a director. This plan also permits the Company to provide for a tax reimbursement payment to make the directors whole for any imputed income recognized with respect to the term portion of the annual insurance premiums. Upon death, the Company will receive the balance of the insurance proceeds payable in excess of the specified death benefit which, by design, is expected to be at least sufficient to cover the Company's cumulative outlays to pay premiums and the after-tax cost to the Company of the tax reimbursement payments. Mr. Trotter, who does not participate in this plan, has a separate agreement with the Company providing for payment in the event of his death in a lump sum amount equal to eight times his final annual retainer, which, because it is subject to taxation at distribution, approximates on an after-tax basis the amount of the death benefit that would have been payable had he participated in the executive life insurance plan.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       (a)   The Company

       The information called for by Item 12 is or will be set forth in the definitive proxy statement relating to the Company's 1995 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

                                     -118-
       (b)   HL&P

       As of the date of this Report, the Company owned all 1,000 authorized, issued and outstanding shares of HL&P's Class A voting common stock, without par value.

       The following table sets forth information as of March 1, 1995, with respect to the beneficial ownership of shares of the Company's Common Stock by each current director, the chief executive officer and the other four most highly compensated executive officers of HL&P and, as a group, by such persons and other executive officers of HL&P. No person or member of the group listed owns any equity securities of HL&P or any other subsidiary of the Company. Unless otherwise indicated, each person or member of the group listed has sole voting and sole investment power with respect to the shares of Common Stock listed. No ownership shown in the table represents 1 percent or more of the outstanding shares of Common Stock.

                                                          Shares of Common Stock
Name                                                        Beneficially Owned
- ----                                                     ----------------------
Milton Carroll ..........................................         1,200
John T. Cater ...........................................         1,000(1)
William A. Cottle .......................................         2,445(2)(3)(4)
Robert J. Cruikshank ....................................         1,000
Linnet F. Deily .........................................         1,000(5)
Jack D. Greenwade .......................................        17,234(2)(3)(4)
Joseph M. Hendrie .......................................           451(4)(5)
Howard W. Horne .........................................         6,339(4)
Don D. Jordan ...........................................        85,750(2)(3)(6)
Hugh Rice Kelly .........................................        20,931(2)(3)(4)
R. Steve Letbetter ......................................        16,361(2)(3)
Alexander F. Schilt .....................................           400
Kenneth L. Schnitzer, Sr. ...............................         4,650
Don D. Sykora ...........................................        41,154(2)(3)(4)
Jack T. Trotter .........................................         1,000
Bertram Wolfe ...........................................           110
All of the above and other executive officers
     as a group (19 persons) ............................       222,239(2)(3)(4)
- --------------
(1) Mr. Cater disclaims beneficial ownership of these shares, which are owned by his adult children.

(2) Includes shares held under the Company's savings plan, as to which the participant has sole voting power (subject to such power being exercised by the plan's trustees in the same proportion as directed shares in the savings plan are voted in the event the participant does not exercise voting power). The shares held under the plan are reported as of December 31, 1994, except in the case of two executive officers whose individual savings plan accounts include shares allocated during 1995 as a result of rollovers from individual retirement accounts.

(3) The ownership shown in the table includes shares which may be acquired within 60 days on exercise of outstanding stock options granted under the Company's long-term incentive compensation plan by each of the persons and group, as follows: Mr. Cottle - 674 shares; Mr. Greenwade - 3,862 shares; Mr. Jordan - 26,454 shares; Mr. Kelly - 5,326 shares; Mr. Letbetter - 4,641 shares; Mr. Sykora - 14,160 shares; and the group - 61,142 shares.

(4) Includes shares held under the Company's dividend reinvestment plan as of December 31, 1994.

(5) Voting power and investment power with respect to the shares listed for Ms. Deily and for Dr. Hendrie are shared with the individual's spouse.

(6) Voting power and investment power with respect to 576 of the shares listed are shared with Mr. Jordan's spouse.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       (a)   The Company

       The information called for by Item 13 is or will be set forth in the definitive proxy statement relating to the Company's 1995 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

       (b)   HL&P

       The information set forth in Notes 1 and 2 to Item 10(b) above is incorporated herein by reference.
                                     -120-

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  FINANCIAL STATEMENTS.                                                                                PAGE
                                                                                                             ----
Statements of Consolidated Income for the Three Years Ended December 31, 1994.............................    53

Statements of Consolidated Retained Earnings for the Three Years
     Ended December 31, 1994..............................................................................    55

Consolidated Balance Sheets at December 31, 1994 and 1993.................................................    56

Consolidated Statements of Capitalization at December 31, 1994 and 1993...................................    58

Statements of Consolidated Cash Flows for the Three Years
     Ended December 31, 1994..............................................................................    60

HL&P Statements of Income for the Three Years Ended December 31, 1994.....................................    62

HL&P Statements of Retained Earnings for the Three Years
     Ended December 31, 1994..............................................................................    63

HL&P Balance Sheets at December 31, 1994 and 1993.........................................................    64

HL&P Statements of Capitalization at December 31, 1994 and 1993...........................................    66

HL&P Statements of Cash Flows for the Three Years
     Ended December 31, 1994..............................................................................    68

Notes to Consolidated Financial Statements................................................................    70

Notes to HL&P's Financial Statements......................................................................   100

Independent Auditors' Report - The Company................................................................   106

Independent Auditors' Report - HL&P.......................................................................   107

(a)(2)  Financial Statement Schedules For The Three Years Ended December 31, 1994.

The Company:
VIII -- Reserves..........................................................................................   122

HL&P:
VIII -- Reserves..........................................................................................   123

The  following  schedules are omitted  because of the absence of the  conditions under which they are required or because the required information is included in the financial statements:

I, II, III, IV, V, VI, VII, IX,  X, XI, XII and XIII.

(a)(3)   Exhibits.........................................................................................   126

See Index of Exhibits on page 126, which also includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

(b)  REPORTS ON FORM 8-K.  None
                                     -121-

                    HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                                SCHEDULE VIII - RESERVES

                       FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                 (THOUSANDS OF DOLLARS)

==================================================================================================
            Col. A                       Col. B           Col. C            Col. D       Col. E
- --------------------------------------------------------------------------------------------------
                                                        Additions
                                                    -------------------
                                       Balance at   Charged    Charged    Deductions   Balance at
                                       Beginning      to       to Other      from          End
          Description                  of Period    Income     Accounts    Reserves    of Period
          -----------                  ---------    -------    --------    --------    ----------
Year Ended December 31, 1994:
   Accumulated provisions deducted
     from related assets on balance
     sheet:
       Uncollectible accounts.......    $  1,682     $  4,882  $  1,541    $   6,560   $     1,545
       Cable television franchises
         and intangible assets......     184,057       39,437                              223,494
       Deferred tax asset valuation
         allowance..................      57,661                    258                     57,919
   Reserves other than those
     deducted from assets on
     balance sheet:
       Property insurance...........      (2,891)       2,187                  2,764        (3,468)
       Injuries and damages.........       2,891        3,099                  3,749         2,241

Year Ended December 31, 1993:
   Accumulated provisions deducted
     from related assets on balance
     sheet:
       Uncollectible accounts.......    $ 10,439     $  4,803  $   (932)   $  12,628      $  1,682
       Cable television franchises
         and intangible assets......     145,856       38,201                              184,057
       Deferred tax asset valuation
         allowance..................      56,638                  1,023                     57,661
   Reserves other than those
     deducted from assets on
     balance sheet:
       Property insurance...........      (2,821)       2,187                  2,257        (2,891)
       Injuries and damages.........       3,911        4,685                  5,705         2,891

Year Ended December 31, 1992:
   Accumulated provisions deducted
     from related assets on balance
     sheet:
       Uncollectible accounts.......    $ 12,585     $ 16,634              $  18,780      $ 10,439
       Cable television franchises
         and intangible assets......     107,681       38,175                              145,856
       Deferred tax asset valuation
         allowance..................      56,817                                 179        56,638
   Reserves other than those
     deducted from assets on
     balance sheet:
       Property insurance...........      (4,645)       2,187                    363        (2,821)
       Injuries and damages.........       5,847        4,154                  6,090         3,911
- ---------------

Notes:

 (A) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.
 (B) During 1992, Houston Industries Finance purchased accounts receivable of HL&P and of certain KBLCOM subsidiaries. In January 1993, Houston Industries Finance sold the receivables back to the respective subsidiaries and ceased operations. HL&P is now selling its accounts receivable and most of its accrued unbilled revenues to a third party.

                             HOUSTON LIGHTING & POWER COMPANY
                                 SCHEDULE VIII - RESERVES

                        FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                  (THOUSANDS OF DOLLARS)

=============================================================================================
            Col. A                   Col. B         Col. C             Col. D        Col. E
- ---------------------------------------------------------------------------------------------
                                                     Additions
                                                ------------------
                                   Balance at   Charged   Charged    Deductions    Balance at
                                   Beginning      to      to Other      from          End
         Description               of Period    Income    Accounts    Reserves     of Period
         -----------               ----------   -------   --------    ---------    ----------
Year Ended December 31, 1994:
   Reserves other than those
     deducted from assets on
     balance sheet:
       Property insurance ...       $(2,891)    $2,187                 $2,764        $(3,468)
       Injuries and damages .         2,891      3,099                  3,749          2,241

Year Ended December 31, 1993:
   Reserves other than those
     deducted from assets on
     balance sheet:
       Property insurance ...       $(2,821)    $2,187                 $2,257        $(2,891)
       Injuries and damages .         3,911      4,685                  5,705          2,891

Year Ended December 31, 1992:
   Reserves other than those
     deducted from assets on
     balance sheet:
       Property insurance ...       $(4,645)    $2,187                 $  363        $(2,821)
       Injuries and damages .         5,847      4,154                  6,090          3,911

- ---------------
Notes:

(A) Deductions from reserves represent losses or expenses for which the respective reserves were created.
(B) HL&P has no reserves for uncollectible accounts due to sales of accounts receivable.
                                     -123-

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON AND STATE OF TEXAS, ON THE 15TH DAY OF MARCH, 1995.

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

         Signature                       Title                       Date
         ---------                       -----                       ----
                             Chairman and Chief Executive  >|
       DON D. JORDAN             Officer and Director       |
      (Don D. Jordan)          (Principal Executive and     |
                             Principal Financial Officer)   |
                                                            |
   MARY P. RICCIARDELLO               Comptroller           |
  (Mary P. Ricciardello)    (Principal Accounting Officer)  |
                                                            |
      MILTON CARROLL                   Director             |
     (Milton Carroll)                                       |
                                                            |
       JOHN T. CATER                   Director             |
      (John T. Cater)                                       |
                                                            |
   ROBERT J. CRUIKSHANK                Director             |
  (Robert J. Cruikshank)                                    |
                                                            |
      LINNET F. DEILY                  Director             |
     (Linnet F. Deily)                                      |
                                                            |
     JOSEPH M. HENDRIE                 Director              > March 15, 1995
    (Joseph M. Hendrie)                                     |
                                                            |
      HOWARD W. HORNE                  Director             |
     (Howard W. Horne)                                      |
                                                            |
    ALEXANDER F. SCHILT                Director             |
   (Alexander F. Schilt)                                    |
                                                            |
 KENNETH L. SCHNITZER, SR.             Director             |
(Kenneth L. Schnitzer, Sr.)                                 |
                                                            |
       DON D. SYKORA                   Director             |
      (Don D. Sykora)                                       |
                                                            |
      JACK T. TROTTER                  Director             |
     (Jack T. Trotter)                                      |
                                                            |
       BERTRAM WOLFE                   Director            >|
      (Bertram Wolfe)

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON AND STATE OF TEXAS, ON THE 15TH DAY OF MARCH, 1995. THE SIGNATURE OF HOUSTON LIGHTING & POWER COMPANY SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO SUCH COMPANY AND ANY SUBSIDIARIES THEREOF.

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

         Signature                       Title                       Date
         ---------                       -----                       ----
                             Chairman and Chief Executive  >|
       DON D. JORDAN             Officer and Director       |
      (Don D. Jordan)        (Principal Executive Officer)  |
                                                            |
    DAVID M. McCLANAHAN     Group Vice President - Finance  |
   (David M. McClanahan)       and Regulatory Relations     |
                             (Principal Financial Officer)  |
                                                            |
       KEN W. NABORS        Vice President and Comptroller  |
      (Ken W. Nabors)       (Principal Accounting Officer)  |
                                                            |
      MILTON CARROLL                   Director             |
     (Milton Carroll)                                       |
                                                            |
       JOHN T. CATER                   Director             |
      (John T. Cater)                                       |
                                                            |
   ROBERT J. CRUIKSHANK                Director             |
  (Robert J. Cruikshank)                                    |
                                                            |
      LINNET F. DEILY                  Director              > March 15, 1995
     (Linnet F. Deily)                                      |
                                                            |
     JOSEPH M. HENDRIE                 Director             |
    (Joseph M. Hendrie)                                     |
                                                            |
      HOWARD W. HORNE                  Director             |
     (Howard W. Horne)                                      |
                                                            |
    ALEXANDER F. SCHILT                Director             |
   (Alexander F. Schilt)                                    |
                                                            |
 KENNETH L. SCHNITZER, SR.             Director             |
(Kenneth L. Schnitzer, Sr.)                                 |
                                                            |
       DON D. SYKORA                   Director             |
      (Don D. Sykora)                                       |
                                                            |
      JACK T. TROTTER                  Director             |
     (Jack T. Trotter)                                      |
                                                            |
       BERTRAM WOLFE                   Director             |
      (Bertram Wolfe)                                      >|

                                     -125-

                        HOUSTON INDUSTRIES INCORPORATED
                        HOUSTON LIGHTING & POWER COMPANY

                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

(a) Houston Industries Incorporated

                                                Report or               SEC File or
Exhibit                                        Registration             Registration    Exhibit
Number              Description                 Statement                  Number       Reference
- -------             -----------                --------------           ------------    ---------
   2(a)          Articles of Merger of         Form 10-Q for the          1-7629          2
                 Houston Industries            quarter ended
                 Finance, Inc. with the        June 30, 1993
                 Company, effective
                 June 8, 1993

   3(a)          Restated Articles of          Form 10-Q for              1-7629          3
                 Incorporation of the          the quarter ended
                 Company (Restated as          June 30, 1993
                 of May 1993)

  +3(b)          Amended and Restated
                 Bylaws of the Company
                 (as of February 1, 1995)

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

                                                -126-

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

   4(d)          Agreement and Plan            Form 8-K dated             1-7629          2(a)
                 of Merger dated as of         January 26, 1995
                 January 26, 1995 among
                 KBLCOM, the Company,
                 Time Warner and TW
                 KBLCOM Acquisition Corp.

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed as exhibits to this Form 10-K certain long-term debt instruments, under which the total amount of securities authorized do not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

 *10(a)          Executive Benefit Plan        Form 10-Q for the          1-7629          10(a)(1)
                 of the Company and First      quarter ended                              10(a)(2)
                 and Second Amendments         March 31, 1987                               and
                 thereto (effective as                                                    10(a)(3)
                 of June 2, 1982, July 1,
                 1984, May 7, 1986,
                 respectively)
                                               -127-

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

 *10(b)(2)       First Amendment to            Form 10-Q for the          1-7629          10(a)
                 Exhibit 10(b)(1)              quarter ended
                 (effective as of              March 31, 1992
                 March 30, 1992)

 *10(b)(3)       Second Amendment to           Form 10-K for the          1-7629          10(b)(3)
                 Exhibit 10(b)(1)              year ended
                 (effective as of              December 31, 1992
                 November 4, 1992)

+*10(b)(4)       Third Amendment to
                 Exhibit 10(b)(1)
                 (effective as of
                 September 7, 1994)

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

 *10(c)(2)       First Amendment to            Form 10-K for the          1-7629          10(b)(3)
                 Exhibit 10(c)(1)              year ended
                 (effective as of              December 31, 1988
                 January 1, 1985)

 *10(c)(3)       Second Amendment to           Form 10-K for              1-7629          10(c)(3)
                 Exhibit 10(c)(1)              the year ended
                 (effective as of              December 31, 1991
                 January 1, 1985)

 *10(c)(4)       Third Amendment to            Form 10-Q for the          1-7629          10(b)
                 Exhibit 10(c)(1)              quarter ended
                 (effective as of              March 31, 1992
                 March 30, 1992)

 *10(c)(5)       Fourth Amendment to           Form 10-K for              1-7629          10(c)(5)
                 Exhibit 10(c)(1)              the year ended
                 (effective as of              December 31, 1992
                 November 4, 1992)

+*10(c)(6)       Fifth Amendment to
                 Exhibit 10(c)(1)
                 (effective as of
                 September 7, 1994)

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

                                                -128-

 *10(e)(4)       Third Amendment to            Form 10-K for              1-7629          10(c)(4)
                 Exhibit 10(e)(1)              the year ended
                 (effective as of              December 31, 1992
                 November 4, 1992)

+*10(e)(5)       Fourth Amendment to
                 Exhibit 10(e)(1)
                 (effective as of
                 September 7, 1994)

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

 *10(f)(2)       First Amendment to            Form 10-K for the          1-7629          10(f)(2)
                 Exhibit 10(f)(1)              year ended
                 (effective as of              December 31, 1991
                 January 1, 1991)

 *10(f)(3)       Second Amendment to           Form 10-Q for the          1-7629          10(d)
                 Exhibit 10(f)(1)              quarter ended
                 (effective as of              March 31, 1992
                 January 1, 1991)

 *10(f)(4)       Third Amendment to            Form 10-K for              1-7629          10(f)(4)
                 Exhibit 10(f)(1)              the year ended
                 (effective as of              December 31, 1992
                 November 4, 1992)

 *10(f)(5)       Fourth Amendment to           Form 10-K for              1-7629          10(f)(5)
                 Exhibit 10(f)(1)              the year ended
                 (effective as of              December 31, 1992
                 January 1, 1993)

 +*10(f)(6)      Fifth Amendment to
                 Exhibit 10(f)(1)
                 (effective as of
                 September 7, 1994)

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

 *10(h)(1)       Deferred Compensation         Form 10-Q for the          1-7629          10(d)
                 Plan of the Company           quarter ended
                 (effective as of              March 31, 1987
                 September 1, 1985)

 *10(h)(2)       First Amendment to            Form 10-K for the          1-7629          10(d)(2)
                 Exhibit 10(h)(1)              year ended
                 (effective as of              December 31, 1990
                 September 1, 1985)

 *10(h)(3)       Second Amendment to           Form 10-Q for the          1-7629          10(e)
                 Exhibit 10(h)(1)              quarter ended
                 (effective as of              March 31, 1992
                 March 30, 1992)

                                                -129-

 *10(h)(4)       Third Amendment to            Form 10-K for the          1-7629          10(h)(4)
                 Exhibit 10(h)(1)              year ended
                 (effective as of              December 31, 1993
                 June 2, 1993)

+*10(h)(5)       Fourth Amendment to
                 Exhibit 10(h)(i)
                 (effective as of
                 September 7, 1994)

 *10(i)(1)       Deferred Compensation         Form 10-Q for the          1-7629          10(a)
                 Plan of the Company           quarter ended
                 (effective as of              June 30, 1989
                 January 1, 1989)

 *10(i)(2)       First Amendment to            Form 10-K for the          1-7629          10(e)(3)
                 Exhibit 10(i)(1)              year ended
                 (effective as of              December 31, 1989
                 January 1, 1989)

 *10(i)(3)       Second Amendment to           Form 10-Q for the          1-7629          10(f)
                 Exhibit 10(i)(1)              quarter ended
                 (effective as of              March 31, 1992
                 March 30, 1992)

 *10(i)(4)       Third Amendment to            Form 10-K for the          1-7629          10(i)(4)
                 Exhibit 10(i)(1)              year ended
                 (effective as of              December 31, 1993
                 June 2, 1993)

 +*10(i)(5)      Fourth Amendment to
                 Exhibit 10(i)(1)
                 (effective as of
                 September 7, 1994)

 *10(j)(1)       Deferred Compensation         Form 10-K for the          1-7629          10(d)(3)
                 Plan of the Company           year ended
                 (effective as of              December 31, 1990
                 January 1, 1991)

 *10(j)(2)       First Amendment to            Form 10-K for the          1-7629          10(j)(2)
                 Exhibit 10(j)(1)              year ended
                 (effective as of              December 31, 1991
                 January 1, 1991)

 *10(j)(3)       Second Amendment to           Form 10-Q for the          1-7629          10(g)
                 Exhibit 10(j)(1)              quarter ended
                 (effective as of              March 31, 1992
                 March 30, 1992)

 *10(j)(4)       Third Amendment to            Form 10-K for the          1-7629          10(j)(4)
                 Exhibit 10(j)(1)              year ended
                 (effective as of              December 31, 1993
                 June 2, 1993)

 *10(j)(5)       Fourth Amendment to           Form 10-K for the          1-7629          10(j)(5)
                 Exhibit 10(j)(1)              year ended
                 (effective as of              December 31, 1993
                 December 1, 1993)

 +*10(j)(6)      Fifth Amendment to
                 Exhibit 10(j)(1)
                 (effective as of
                 September 7, 1994)

 *10(k)(1)       Long-Term Incentive           Form 10-Q for the          1-7629          10(c)
                 Compensation Plan of          quarter ended
                 the Company (effec-           June 30, 1989
                 tive as of January 1,
                 1989)
                                                -130-

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

 *10(n)(1)       1994 Long-Term Incentive      Form 10-K for the          1-7629          10(n)(1)
                 Compensation Plan of          year ended
                 the Company (effective        December 31, 1993
                 as of January 1, 1994)

 *10(n)(2)       Form of stock option          Form 10-K for the          1-7629          10(n)(2)
                 agreement for non-            year ended
                 qualified stock options       December 31, 1993
                 granted under the
                 Company's 1994 Long-Term
                 Incentive Compensation
                 Plan

 *10(o)(1)       Savings Restoration           Form 10-K for the          1-7629          10(f)
                 Plan of the Company           year ended
                 (effective as of              December 31, 1990
                 January 1, 1991)

 *10(o)(2)       First Amendment to            Form 10-K for the          1-7629          10(l)(2)
                 Exhibit 10(o)(1)              year ended
                 (effective as of              December 31, 1991
                 January 1, 1991)

 *10(p)          Director Benefits             Form 10-K for the          1-7629          10(m)
                 Plan, effective as            year ended
                 of January 1, 1992            December 31, 1991

 *10(q)          Executive Life                Form 10-K for the          1-7629
                 Insurance Plan of             year ended
                 the Company                   December 31, 1993
                 (effective as of
                 January 1, 1994)

 *10(r)          Employment and                Form 10-Q for the          1-7629          10(f)
                 Supplemental Benefits         quarter ended
                 Agreement between             March 31, 1987
                 HL&P and Hugh Rice
                 Kelly
                                                -131-

  10(s)(1)       Houston Industries            Form 10-Q for the          1-7629          10
                 Master Savings Trust,         quarter ended
                 as Amended and                March 31, 1994
                 Restated Effective
                 January 1, 1994,
                 between the
                 Company and Texas
                 Commerce Bank
                 National Association

  10(s)(2)       ESOP Trust Agreement          Form 10-K for the          1-7629          10(j)(2)
                 between the Company           year ended
                 and State Street Bank         December 31, 1990
                 and Trust Company,
                 as ESOP Trustee, dated
                 October 5, 1990

  10(s)(3)       Note Purchase Agree-          Form 10-K for the          1-7629          10(j)(3)
                 ment between the              year ended
                 Company and the ESOP          December 31, 1990
                 Trustee, dated as of
                 October 5, 1990

  10(s)(4)       Stock Purchase Agree-         Form 10-K for the          1-7629          10(j)(4)
                 ment between the              year ended
                 Company and the ESOP          December 31, 1991
                 Trustee, dated as of
                 October 5, 1990

 *10(t)          Agreement dated June 6,       Form 10-Q for the          1-7629          10(a)
                 1994 between the              quarter ended
                 Company and                   June 30, 1994
                 Don D. Jordan

 *10(u)          Agreement dated June 6,       Form 10-Q for the          1-7629          10(b)
                 1994 between the              quarter ended
                 Company and                   June 30, 1994
                 Don D. Sykora

+*10(v)          Letter Agreement between
                 the Company and
                 Jack Trotter

+*10(w)          Form of Severance
                 Agreements dated
                 December 22, 1994 between
                 the Company and each of
                 the following executive
                 officers:  Hugh Rice Kelly,
                 R. Steve Letbetter and
                 Lee W. Hogan

 +11             Computation of
                 Earnings Per Common
                 Share - and Common
                 Equivalent Share

 +12             Computation of Ratios
                 of Earnings to Fixed
                 Charges

 +21             Subsidiaries of the
                 Company

 +23             Consent of Deloitte &
                 Touche LLP

 +27             Financial Data Schedule

 +99(a)          Investors' Choice Plan
                 of the Company (effective
                 as of March 15, 1995)
                                                -132-

 +99(b)          First Amendment to Houston
                 Industries Energy, Inc.
                 Long-Term Project Incentive
                 Compensation Plan, effective
                 March 1, 1995
                                                -133-

(b) Houston Lighting & Power Company

                                                  Report or               SEC File or
 Exhibit                                         Registration             Registration    Exhibit
 Number               Description                  Statement                 Number       Reference
- --------              -----------                -------------            ------------    ---------
   2             Articles of Merger of         Form 10-Q for the          1-3187          2
                 Utility Fuels, Inc.           quarter ended
                 with HL&P, effective          September 30, 1993
                 October 8, 1993

   3(a)          Restated Articles of          Form 10-Q for              1-3187          3
                 Incorporation of HL&P         the quarter ended
                 dated May 11, 1993            June 30, 1993

  +3(b)          Amended and Restated
                 Bylaws of HL&P (as
                 of February 1, 1995)

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
                 Ninth Supplemental            quarter ended
                 Indentures, each              March 31, 1993
                 dated March 1,
                 1993, to HL&P Mortgage
                 and Deed of Trust
                                                -134-

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

There have not been filed as exhibits to this Form 10-K certain long-term debt instruments, including indentures, under which the total amount of securities do not exceed 10 percent of the total assets of HL&P. HL&P hereby agrees to furnish a copy of any such instrument to the SEC upon request.

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

 *10(b)(4)       Third Amendment to            The Company's              1-7629          10(b)(4)
                 Exhibit 10(b)(1)              Form 10-K for the
                 (effective as of              year ended
                 September 7, 1994)            December 31, 1994

 *10(c)(1)       Executive Incentive           The Company's              1-7629          10(b)(1)
                 Compensation Plan             Form 10-Q for the
                 of the Company                quarter ended
                 (effective as of              March 31, 1987
                 January 1, 1985)

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

                                                -135-

 *10(c)(6)       Fifth Amendment to            The Company's              1-7629          10(c)(6)
                 Exhibit 10(c)(1)              Form 10-K for the
                 (effective as of              year ended
                 September 7, 1994)            December 31, 1994

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

 *10(e)(5)       Fourth Amendment to           The Company's              1-7629          10(e)(5)
                 Exhibit 10(e)(1)              Form 10-K for the
                 (effective as of              year ended
                 September 7, 1994)            December 31, 1994

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

 *10(f)(6)       Fifth Amendment to            The Company's              1-7629          10(f)(6)
                 Exhibit 10(f)(1)              Form 10-K for the
                 (effective as of              year ended
                 September 7, 1994)            December 31, 1994

 *10(g)(1)       Benefit Restoration           The Company's              1-7629          10(c)
                 Plan of the Company           Form 10-Q for the
                 (effective as of              quarter ended
                 June 1, 1985)                 March 31, 1987

                                                -136-

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

 *10(h)(5)       Fourth Amendment to           The Company's              1-7629          10(h)(5)
                 Exhibit 10(h)(1)              Form 10-K for
                 effective as of               the year ended
                 September 7, 1994             December 31, 1994

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

 *10(i)(5)       Fourth Amendment to           The Company's              1-7629          10(i)(5)
                 Exhibit 10(i)(1)              Form 10-K for
                 (effective as of              the year ended
                 September 7, 1994)            December 31, 1994

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

                                                -137-

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

 *10(j)(6)       Fifth Amendment to            The Company's              1-7629          10(j)(6)
                 Exhibit 10(j)(1)              Form 10-K for
                 (effective as of              the year ended
                 September 7, 1994)            December 31, 1994

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

                                                -138-

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

  10(s)(1)       The Company's Master          The Company's              1-7629          10
                 Savings Trust, as             Form 10-Q for the
                 Amended and Restated          quarter ended
                 effective as of               March 31, 1994
                 January 1, 1994,
                 between the Company
                 and Texas Commerce Bank
                 National Association

  10(s)(2)       ESOP Trust Agreement          The Company's              1-7629          10(j)(2)
                 between Houston               Form 10-K for the
                 Industries and State          year ended
                 Street Bank and Trust         December 31, 1990
                 Company, as ESOP
                 Trustee, dated
                 October 5, 1990

  10(s)(3)       Note Purchase Agreement       The Company's              1-7629          10(j)(3)
                 between the Company           Form 10-K for the
                 and the ESOP Trustee,         year ended
                 dated as of                   December 31, 1990
                 October 5, 1990

  10(s)(4)       Stock Purchase                The Company's              1-7629          10(j)(4)
                 Agreement between             Form 10-K for the
                 the Company and the           year ended
                 ESOP Trustee, dated as        December 31, 1991
                 of October 9, 1990

+*10(t)          Employment Agreement
                 dated April 5, 1993
                 between HL&P and
                 William T. Cottle

+*10(u)          Form of Severance
                 Agreements dated
                 December 22, 1994
                 between the Company
                 and the following
                 executive officers:
                 Hugh Rice Kelly,
                 R. Steve Letbetter,
                 William T. Cottle and
                 Jack D. Greenwade

 +12             Computation of Ratios of
                 Earnings to Fixed Charges
                 and Ratios of Earnings
                 to Fixed Charges and
                 Preferred Dividends

 +23             Consent of Deloitte
                 & Touche LLP

 +27             Financial Data Schedule
                                                -139-