Form 10-Q
period 1995-03-31
HOUSTON INDUSTRIES INC; HOUSTON LIGHTING & POWER CO
filed 1995-05-15
CIK 202131, 48732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                   OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ______________ to _______________

                      ______________________________

                      Commission file number 1-7629

                      HOUSTON INDUSTRIES INCORPORATED
            (Exact name of registrant as specified in its charter)

              Texas                                         74-1885573
  (State or other jurisdiction of                         (I.R.S. Employer.
    incorporation or organization)                        Identification No.)

         5 Post Oak Park
      4400 Post Oak Parkway
         Houston, Texas                                          77027
      (Address of principal                                   (Zip Code)
        executive offices)

                               (713) 629-3000
             (Registrant's telephone number, including area code)

                       ______________________________

                       Commission file number 1-3187

                      HOUSTON LIGHTING & POWER COMPANY
           (Exact name of registrant as specified in its charter)

            Texas                                           74-0694415
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

     611 Walker Avenue
       Houston, Texas                                          77002
   (Address of principal                                     (Zip Code)
     executive offices)

                              (713) 228-9211
            (Registrant's telephone number, including area code)
                               ______________________________

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 1995, Houston Industries Incorporated had 131,336,234 shares of common stock outstanding, including 7,569,547 ESOP shares not deemed outstanding for financial statement purposes. As of April 30, 1994, all 1,100 shares of Houston Lighting & Power Company's common stock were held, directly or indirectly, by Houston Industries Incorporated.

                                      -1-

     HOUSTON INDUSTRIES INCORPORATED AND HOUSTON LIGHTING & POWER COMPANY
                        QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1995

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

                              TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                 PAGE NO.

            Item 1.  Financial Statements

            Houston Industries Incorporated and Subsidiaries

                 Statements of Consolidated Income
                 Three Months Ended March 31, 1995 and 1994            3

                 Consolidated Balance Sheets
                 March 31, 1995 and December 31, 1994                  5

                 Statements of Consolidated Cash Flows
                 Three Months Ended March 31, 1995 and 1994            7

                 Statements of Consolidated Retained Earnings
                 Three Months Ended March 31, 1995 and 1994            8

                 Notes to Consolidated Financial Statements           14

            Houston Lighting & Power Company

                 Statements of Income
                 Three Months Ended March 31, 1995 and 1994            9

                 Balance Sheets
                 March 31, 1995 and December 31, 1994                 10

                 Statements of Cash Flows
                 Three Months Ended March 31, 1995 and 1994           12

                 Statements of Retained Earnings
                 Three Months Ended March 31, 1995 and 1994           13

                 Notes to Financial Statements                        14

            Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                       25

PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings                                32

            Item 4.  Submission of Matters to a Vote of
                             Security-Holders                         32

            Item 6.  Exhibits and Reports on Form 8-K                 33

            Signatures                                                35
                                      -2-

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                            (THOUSANDS OF DOLLARS)
                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                             1995        1994
                                                          ---------   ---------
                                                                      (Restated)

REVENUES ...............................................  $ 746,166   $ 821,581
                                                          ---------   ---------
EXPENSES:
  Fuel .................................................    183,602     217,188
  Purchased power ......................................     65,588      98,549
  Operation and maintenance ............................    198,529     193,851
  Taxes other than income taxes ........................     70,950      63,112
  Depreciation and amortization ........................    104,196      99,224
                                                          ---------   ---------
      Total ............................................    622,865     671,924
                                                          ---------   ---------
OPERATING INCOME .......................................    123,301     149,657
                                                          ---------   ---------
OTHER INCOME (EXPENSE):
  Allowance for other funds used during
    construction .......................................      2,629       1,316
  Interest income ......................................        298         398
  Other - net ..........................................    (10,557)     (7,478)
                                                          ---------   ---------
      Total ............................................     (7,630)     (5,764)
                                                          ---------   ---------
INTEREST AND OTHER CHARGES:
  Interest on long-term debt ...........................     65,216      66,645
  Other interest .......................................      8,999       6,412
  Allowance for borrowed funds used during
    construction .......................................     (1,805)     (1,688)
  Preferred dividends of subsidiary ....................      8,985       8,273
                                                          ---------   ---------
      Total ............................................     81,395      79,642
                                                          ---------   ---------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING ...........................................     34,276      64,251

INCOME TAXES ...........................................     10,427      22,652
                                                          ---------   ---------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING .......................     23,849      41,599

DISCONTINUED OPERATIONS:
  Loss from discontinued cable television operations
    (net of income tax benefit of $2,196) ..............                 (7,501)
  Tax benefit from discontinued cable television
    operations .........................................     90,607

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
  POSTEMPLOYMENT BENEFITS (NET OF INCOME TAXES
  OF $4,415) ...........................................                 (8,200)
                                                          ---------   ---------
NET INCOME .............................................  $ 114,456   $  25,898
                                                          =========   =========
                                       -3-
EARNINGS PER COMMON SHARE:

  CONTINUING OPERATIONS BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING .....................  $     .20   $     .34

  DISCONTINUED OPERATIONS:
    Loss from discontinued cable television
      operations .......................................                   (.06)
    Tax benefit from discontinued cable television
      operations .......................................        .73

  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    FOR POSTEMPLOYMENT BENEFITS ........................                   (.07)
                                                          ---------   ---------
  EARNINGS PER COMMON SHARE ............................  $     .93   $     .21
                                                          =========   =========
  DIVIDENDS DECLARED PER COMMON SHARE ..................  $     .75   $     .75

  WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (000) ..................................    123,598     122,421

                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                                 MARCH 31,              DECEMBER 31,
                                                                                                   1995                     1994
                                                                                               -----------              ------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
   Electric plant:
     Plant in service ..........................................................               $11,814,919               $11,743,070
     Construction work in progress .............................................                   302,251                   333,180
     Nuclear fuel ..............................................................                   212,748                   212,795
     Plant held for future use .................................................                   201,833                   201,741
   Electric plant acquisition adjustments ......................................                     3,166                     3,166
   Other property ..............................................................                   123,094                    85,529
                                                                                               -----------               -----------
         Total .................................................................                12,658,011                12,579,481
   Less accumulated depreciation and amortization ..............................                 3,610,058                 3,527,598
                                                                                               -----------               -----------
         Property, plant and equipment - net ...................................                 9,047,953                 9,051,883
                                                                                               -----------               -----------
CURRENT ASSETS:
   Cash and cash equivalents ...................................................                    17,167                    10,443
   Special deposits ............................................................                        15                        10
   Accounts receivable - net ...................................................                    31,422                    22,149
   Accrued unbilled revenues ...................................................                    41,587                    38,372
   Fuel stock, at lifo cost ....................................................                    64,737                    56,711
   Materials and supplies, at average cost .....................................                   148,885                   148,007
   Prepayments .................................................................                     7,432                    14,398
                                                                                               -----------               -----------
         Total current assets ..................................................                   311,245                   290,090
                                                                                               -----------               -----------
OTHER ASSETS:
   Net assets of discontinued cable television
     operations ................................................................                   731,018                   669,132
   Deferred plant costs - net ..................................................                   632,471                   638,917
   Deferred debits .............................................................                   280,972                   271,454
   Unamortized debt expense and premium on
     reacquired debt ...........................................................                   158,284                   161,885
   Equity investment in foreign electric utility ...............................                    35,879                    35,449
   Regulatory asset - net ......................................................                   234,088                   235,463
   Recoverable project costs - net .............................................                    94,158                    98,954
                                                                                               -----------               -----------
         Total other assets ....................................................                 2,166,870                 2,111,254
                                                                                               -----------               -----------
            Total ..............................................................               $11,526,068               $11,453,227
                                                                                               ===========               ===========

                 See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                                                                 MARCH 31,              DECEMBER 31,
                                                                                                   1995                     1994
                                                                                              ------------             ------------
CAPITALIZATION:
   Common Stock Equity:
     Common stock, no par value ..................................................            $  2,439,196             $  2,437,638
     Unearned ESOP shares ........................................................                (284,025)                (289,611)
     Retained earnings ...........................................................               1,242,925                1,221,221
                                                                                              ------------             ------------
         Total common stock equity ...............................................               3,398,096                3,369,248
                                                                                              ------------             ------------
   Preference Stock, no par value, authorized
     10,000,000 shares; none outstanding

   Cumulative Preferred Stock of Subsidiary, no par value:
       Not subject to mandatory redemption .......................................                 351,345                  351,345
       Subject to mandatory redemption ...........................................                 121,910                  121,910
                                                                                              ------------             ------------
         Total cumulative preferred stock ........................................                 473,255                  473,255
                                                                                              ------------             ------------
   Long-Term Debt:
     Debentures ..................................................................                 548,775                  548,729
     Long-term debt of subsidiaries:
       First mortgage bonds ......................................................               2,910,539                3,020,400
       Pollution control revenue bonds ...........................................                 155,254                  155,247
       Other .....................................................................                   8,860                    9,757
                                                                                              ------------             ------------
         Total long-term debt ....................................................               3,623,428                3,734,133
                                                                                              ------------             ------------
            Total capitalization .................................................               7,494,779                7,576,636
                                                                                              ------------             ------------
CURRENT LIABILITIES:
   Notes payable .................................................................                 634,155                  423,291
   Accounts payable ..............................................................                  88,023                  159,225
   Taxes accrued .................................................................                 110,217                  212,226
   Interest accrued ..............................................................                  92,341                   73,527
   Dividends declared ............................................................                  98,499                   98,469
   Accrued liabilities to municipalities .........................................                  18,426                   21,307
   Customer deposits .............................................................                  63,940                   64,905
   Current portion of long-term debt and preferred
     stock .......................................................................                 159,457                   49,475
   Fuel refund, including interest ...............................................                 108,940
   Other .........................................................................                  70,254                   64,026
                                                                                              ------------             ------------
            Total current liabilities ............................................               1,444,252                1,166,451
                                                                                              ------------             ------------
DEFERRED CREDITS:
   Accumulated deferred income taxes .............................................               1,686,584                1,770,844
   Unamortized investment tax credit .............................................                 406,722                  411,580
   Fuel-related credits ..........................................................                 166,534                  242,912
   Other .........................................................................                 327,197                  284,804
                                                                                              ------------             ------------
            Total deferred credits ...............................................               2,587,037                2,710,140
                                                                                              ------------             ------------
COMMITMENTS AND CONTINGENCIES
               Total .............................................................            $ 11,526,068             $ 11,453,227
                                                                                              ============             ============

                 See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                                                                                           THREE MONTHS ENDED
                                                                                                                MARCH 31,
                                                                                                   --------------------------------
                                                                                                      1995                   1994
                                                                                                   ---------              ---------
                                                                                                                          (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations .................................................             $  23,849              $  41,599

   Adjustments to reconcile income from continuing
        operations to net cash provided by operating
        activities:
      Depreciation and amortization ..................................................               104,196                 99,224
      Amortization of nuclear fuel ...................................................                 6,557                    257
      Deferred income taxes ..........................................................                 6,347                  6,771
      Investment tax credit ..........................................................                (4,858)                (4,840)
      Allowance for other funds used during
        construction .................................................................                (2,629)                (1,316)
      Fuel cost (refund) and over/(under) recovery - net .............................                48,136                 16,008
      Net cash used in discontinued cable television
        operations ...................................................................                (3,682)                (5,220)
      Changes in other assets and liabilities:
        Accounts receivable and accrued unbilled revenues ............................               (12,488)               (10,444)
        Inventory ....................................................................                (8,904)                 3,180
        Other current assets .........................................................                 6,961                 11,691
        Accounts payable .............................................................               (71,202)               (57,746)
        Interest and taxes accrued ...................................................               (83,195)               (97,511)
        Other current liabilities ....................................................                 2,382                  4,241
        Other - net ..................................................................                29,827                  4,542
                                                                                                   ---------              ---------
            Net cash provided by operating activities ................................                41,297                 10,436
                                                                                                   ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Electric capital and nuclear expenditures
      (including allowance for borrowed funds
      used during construction) ......................................................               (55,915)               (88,038)
   Non-regulated electric power project expenditures .................................               (11,699)                  (358)
   Corporate headquarters expenditures (including
      capitalized interest) ..........................................................               (25,945)                (2,655)
   Net cash used in discontinued cable television
      operations .....................................................................               (17,406)               (15,988)
   Other - net .......................................................................                (2,956)                (1,860)
                                                                                                   ---------              ---------
            Net cash used in investing activities ....................................              (113,921)              (108,899)
                                                                                                   ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of matured bonds ..........................................................                                      (19,500)
   Payment of common stock dividends .................................................               (92,722)               (91,837)
   Increase in notes payable - net ...................................................               210,864                221,931
   Net cash used in discontinued cable television
      operations .....................................................................               (40,798)               (10,384)
   Other - net .......................................................................                 2,004                  2,447
                                                                                                   ---------              ---------
            Net cash provided by financing activities ................................                79,348                102,657
                                                                                                   ---------              ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ............................................                 6,724                  4,194

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................................                10,443                 14,884
                                                                                                   ---------              ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................................             $  17,167              $  19,078
                                                                                                   =========              =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash Payments:
      Interest (net of amounts capitalized) ..........................................             $  84,349              $  94,051
      Income taxes ...................................................................                 1,424                 23,365
      Income tax refund ..............................................................                (1,909)

                 See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)
                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                  -----------------------------
                                                      1995              1994
                                                  -----------       -----------

Balance at Beginning of Period .............      $ 1,221,221       $ 1,191,230
Net Income for the Period ..................          114,456            25,898
                                                  -----------       -----------
      Total ................................        1,335,677         1,217,128
Common Stock Dividends .....................          (92,752)          (91,875)
                                                  -----------       -----------
Balance at End of Period ...................      $ 1,242,925       $ 1,125,253
                                                  ===========       ===========

                 See Notes to Consolidated Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                           1995          1994
                                                        ---------     ---------

OPERATING REVENUES .................................    $ 746,166     $ 821,581
                                                        ---------     ---------
OPERATING EXPENSES:
   Fuel ............................................      183,602       217,188
   Purchased power .................................       65,588        98,549
   Operation .......................................      141,320       132,967
   Maintenance .....................................       57,209        60,884
   Depreciation and amortization ...................      103,913        98,929
   Income taxes ....................................       19,018        27,073
   Other taxes .....................................       70,950        63,112
                                                        ---------     ---------
         Total .....................................      641,600       698,702
                                                        ---------     ---------
OPERATING INCOME ...................................      104,566       122,879
                                                        ---------     ---------
OTHER INCOME (EXPENSE):
   Allowance for other funds used during
      construction .................................        2,629         1,316
   Other - net .....................................       (1,453)       (2,986)
                                                        ---------     ---------
         Total .....................................        1,176        (1,670)
                                                        ---------     ---------
INCOME BEFORE INTEREST CHARGES .....................      105,742       121,209
                                                        ---------     ---------
INTEREST CHARGES:
   Interest on long-term debt ......................       61,518        61,842
   Other interest ..................................        3,135         2,896
   Allowance for borrowed funds used during
      construction .................................       (1,805)       (1,688)
                                                        ---------     ---------
         Total .....................................       62,848        63,050
                                                        ---------     ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING ...................................       42,894        58,159

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
   POSTEMPLOYMENT BENEFITS (NET OF INCOME
   TAXES OF $4,415) ................................                     (8,200)
                                                        ---------     ---------
NET INCOME .........................................       42,894        49,959

DIVIDENDS ON PREFERRED STOCK .......................        8,985         8,273
                                                        ---------     ---------
INCOME AFTER PREFERRED DIVIDENDS ...................    $  33,909     $  41,686
                                                        =========     =========

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                                MARCH 31,               DECEMBER 31,
                                                                                                  1995                      1994
                                                                                              -----------               ------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
   Electric plant in service .................................................                $11,814,919                $11,743,070
   Construction work in progress .............................................                    302,251                    333,180
   Nuclear fuel ..............................................................                    212,748                    212,795
   Plant held for future use .................................................                    201,833                    201,741
   Electric plant acquisition adjustments ....................................                      3,166                      3,166
                                                                                              -----------                -----------
       Total .................................................................                 12,534,917                 12,493,952

   Less accumulated depreciation and
     amortization ............................................................                  3,600,242                  3,517,923
                                                                                              -----------                -----------
       Property, plant and equipment - net ...................................                  8,934,675                  8,976,029
                                                                                              -----------                -----------
CURRENT ASSETS:
   Cash and cash equivalents .................................................                    136,384                    235,867
   Special deposits ..........................................................                         15                         10
   Accounts receivable:
     Affiliated companies ....................................................                      2,557                      4,213
     Others ..................................................................                      7,975                      8,896
   Accrued unbilled revenues .................................................                     41,587                     38,372
   Inventory:
     Fuel stock, at lifo cost ................................................                     64,737                     56,711
     Materials and supplies, at average cost .................................                    148,763                    147,922
   Prepayments ...............................................................                      3,092                      9,665
                                                                                              -----------                -----------
       Total current assets ..................................................                    405,110                    501,656
                                                                                              -----------                -----------
OTHER ASSETS:
   Deferred plant costs - net ................................................                    632,471                    638,917
   Deferred debits ...........................................................                    249,920                    241,611
   Unamortized debt expense and premium on
     reacquired debt .........................................................                    156,376                    158,351
   Regulatory asset - net ....................................................                    234,088                    235,463
   Recoverable project costs - net ...........................................                     94,158                     98,954
                                                                                              -----------                -----------
       Total other assets ....................................................                  1,367,013                  1,373,296
                                                                                              -----------                -----------
         Total ...............................................................                $10,706,798                $10,850,981
                                                                                              ===========                ===========

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                                                                 MARCH 31,             DECEMBER 31,
                                                                                                   1995                    1994
                                                                                               -----------             ------------
CAPITALIZATION:
   Common Stock Equity:
     Common stock, class A; no par value .......................................               $ 1,524,949              $ 1,524,949
     Common stock, class B; no par value .......................................                   150,978                  150,978
     Retained earnings .........................................................                 2,104,768                2,153,109
                                                                                               -----------              -----------
       Total common stock equity ...............................................                 3,780,695                3,829,036
                                                                                               -----------              -----------
   Cumulative Preferred Stock:
     Not subject to mandatory redemption .......................................                   351,345                  351,345
     Subject to mandatory redemption ...........................................                   121,910                  121,910
                                                                                               -----------              -----------
       Total cumulative preferred stock ........................................                   473,255                  473,255
                                                                                               -----------              -----------
   Long-Term Debt:
     First mortgage bonds ......................................................                 2,910,539                3,020,400
     Pollution control revenue bonds ...........................................                   155,254                  155,247
     Other .....................................................................                     8,860                    9,757
                                                                                               -----------              -----------
       Total long-term debt ....................................................                 3,074,653                3,185,404
                                                                                               -----------              -----------
         Total capitalization ..................................................                 7,328,603                7,487,695
                                                                                               -----------              -----------
CURRENT LIABILITIES:
   Accounts payable ............................................................                    75,786                  148,042
   Accounts payable to affiliated companies ....................................                     2,101                   10,936
   Taxes accrued ...............................................................                    82,377                  181,043
   Interest accrued ............................................................                    74,380                   64,732
   Accrued liabilities to municipalities .......................................                    18,426                   21,307
   Customer deposits ...........................................................                    63,940                   64,905
   Current portion of long-term debt and preferred
     stock .....................................................................                   159,457                   49,475
   Fuel refund, including interest .............................................                   108,940
   Other .......................................................................                    63,292                   59,912
                                                                                               -----------              -----------
         Total current liabilities .............................................                   648,699                  600,352
                                                                                               -----------              -----------
DEFERRED CREDITS:
   Accumulated deferred federal income taxes ...................................                 1,883,534                1,876,300
   Unamortized investment tax credit ...........................................                   406,722                  411,580
   Fuel-related credits ........................................................                   166,534                  242,912
   Other .......................................................................                   272,706                  232,142
                                                                                               -----------              -----------
         Total deferred credits ................................................                 2,729,496                2,762,934
                                                                                               -----------              -----------
COMMITMENTS AND CONTINGENCIES

            Total ..............................................................               $10,706,798              $10,850,981
                                                                                               ===========              ===========

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                                                                                          THREE MONTHS ENDED
                                                                                                                MARCH 31,
                                                                                                  ---------------------------------
                                                                                                     1995                    1994
                                                                                                  ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................................................              $  42,894               $  49,959

   Adjustments to reconcile net income to net
        cash provided by operating activities:
      Depreciation and amortization ................................................                103,913                  98,929
      Amortization of nuclear fuel .................................................                  6,557                     257
      Deferred income taxes ........................................................                  7,234                   8,922
      Investment tax credits .......................................................                 (4,858)                 (4,840)
      Allowance for other funds used during
        construction ...............................................................                 (2,629)                 (1,316)
      Fuel cost (refund) and over/(under) recovery
        - net ......................................................................                 48,136                  16,008
      Cumulative effect of change in accounting for
        postemployment benefits ....................................................                                          8,200
      Changes in other assets and liabilities:
        Accounts receivable - net ..................................................                   (638)                 (6,883)
        Material and supplies ......................................................                   (841)                  3,152
        Fuel stock .................................................................                 (8,026)                     54
        Accounts payable ...........................................................                (81,091)                (70,030)
        Interest and taxes accrued .................................................                (89,018)               (100,117)
        Other current liabilities ..................................................                   (261)                  5,180
        Other - net ................................................................                 27,180                  22,262
                                                                                                  ---------               ---------
            Net cash provided by operating activities ..............................                 48,552                  29,737
                                                                                                  ---------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital and nuclear fuel expenditures
      (including allowance for borrowed funds
      used during construction) ....................................................                (55,915)                (88,038)
   Other - net .....................................................................                 (2,525)                 (2,556)
                                                                                                  ---------               ---------
            Net cash used in investing activities ..................................                (58,440)                (90,594)
                                                                                                  ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of matured bonds ........................................................                                        (19,500)
   Payment of dividends ............................................................                (91,461)                (88,233)
   Increase in notes payable .......................................................                                        164,730
   Other - net .....................................................................                  1,866                      41
                                                                                                  ---------               ---------
            Net cash provided by (used in) financing
               activities ..........................................................                (89,595)                 57,038
                                                                                                  ---------               ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..........................................                (99,483)                 (3,819)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................................                235,867                  12,413
                                                                                                  ---------               ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................................              $ 136,384               $   8,594
                                                                                                  =========               =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash Payments:
      Interest (net of amounts capitalized) ........................................              $  57,915               $  72,111
      Income taxes .................................................................                  1,176                  14,821

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                         STATEMENTS OF RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ---------------------------
                                                        1995             1994
                                                     ----------       ----------

Balance at Beginning of Period ...............       $2,153,109       $2,028,924
Net Income for the Period ....................           42,894           49,959
                                                     ----------       ----------
      Total ..................................        2,196,003        2,078,883
                                                     ----------       ----------
Deduct - Cash Dividends:

   Preferred .................................            8,985            8,273
   Common ....................................           82,250           79,996
                                                     ----------       ----------
      Total ..................................           91,235           88,269
                                                     ----------       ----------
Balance at End of Period .....................       $2,104,768       $1,990,614
                                                     ==========       ==========

                       See Notes to Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                        HOUSTON LIGHTING & POWER COMPANY

                          NOTES TO FINANCIAL STATEMENTS

(1)     GENERAL

   (a) DISCONTINUED OPERATIONS. In connection with the pending sale of KBLCOM Incorporated (KBLCOM), Houston Industries Incorporated's (Company) cable television subsidiary, to Time Warner Inc. (Time Warner) pursuant to an agreement dated January 26, 1995, the Company has restated its consolidated financial statements in the Company's and Houston Lighting & Power Company's (HL&P) Annual Report on Form 10-K for the year ended December 31, 1994 (File Nos. 1-7629 and 1-3187) to reflect KBLCOM's operations as discontinued. The Company's restated consolidated financial statements, selected five-year financial data, and management's discussion and analysis of financial condition and results of operations (which includes the description of the pending sale) are contained in the Company's and HL&P's combined Form 8-K (File Nos. 1-7629 and 1-3187), dated as of May 12, 1995 (the Combined Form 8-K). HL&P financial information has not been restated.

   (b) REGULATORY PROCEEDINGS AND LITIGATION. The information presented in the following Notes in this Form 10-Q should be read in conjunction with the Combined Form 8-K, including the Notes to the Company's Consolidated and HL&P's Financial Statements. Notes 1(f), 2, 3, 4, 5 and 20(a) to the Company's Consolidated and HL&P's Financial Statements in the Combined Form 8-K are incorporated herein by reference as they relate to the Company and HL&P, respectively.

(2)     JOINTLY-OWNED NUCLEAR PLANT

   (a) HL&P INVESTMENT. HL&P is the project manager (and one of four co-owners) of the South Texas Project Electric Generating Station (South Texas Project), which consists of two 1,250 megawatt nuclear generating units. HL&P has a 30.8 percent interest in the project and bears a corresponding share of capital and operating costs associated with the project. As of March 31, 1995, HL&P's investments (net of accumulated depreciation and amortization) in the South Texas Project and in nuclear fuel, including allowance for funds used during construction, were $2.1 billion and $92 million, respectively.

   (b) UNITED STATES NUCLEAR REGULATORY COMMISSION (NRC) INSPECTIONS AND OPERATIONS. HL&P removed both generating units at the South Texas Project from service in February 1993 when a problem was encountered with certain of the units' auxiliary feedwater pumps. The units were out of service from February 1993 to February 1994, when Unit No. 1 was returned to service.
                                      -14-

        Unit No. 2 was returned to service in May 1994. In June 1993, the NRC placed the South Texas Project on its "watch list" of plants with weaknesses that warrant increased attention after a review of the South Texas Project operations. In February 1995, the NRC removed the South Texas Project from its "watch list".

        Certain current and former employees or contractors of HL&P have asserted claims that their employment was terminated or disrupted in retaliation for their having made safety-related complaints to the NRC. Civil proceedings by the complaining personnel and administrative proceedings by the Department of Labor remain pending against HL&P, and the NRC has jurisdiction to take enforcement action against HL&P and/or individual employees with respect to these matters. On May 8, 1995, the NRC announced that it was withdrawing a previously proposed Notice of Violation and $100,000 civil penalty, as well as possible individual enforcement action against two HL&P managers in connection with one such case, involving a contractor employee whose site access was terminated. Allegations of retaliation by that individual remain pending before an Administrative Law Judge (ALJ) of the Department of Labor. In another such case, involving two former HL&P employees who were terminated during a reduction in force, another Department of Labor ALJ in April 1995 issued his recommended decision in favor of the former employees, ordering reinstatement of one with back-pay and back-pay without reinstatement to another. The ALJ ruled out ordering HL&P to pay exemplary damages to the individuals, but indicated his intention to hold a further hearing to consider whether additional compensatory damages should be awarded. HL&P considers the ALJ's conclusions to be erroneous and is asking the Secretary of Labor not to adopt the ALJ's recommendation. If the recommendation is adopted by the Secretary of Labor, HL&P could appeal that decision to the United States Court of Appeals. Civil actions by these employees remain pending. For additional information, see Note 2(b) of the notes to the financial statements included in the Combined Form 8-K.

        While no prediction can be made at this time as to the ultimate outcome of these matters, the Company and HL&P do not believe that they will have a material adverse effect on the Company's or HL&P's financial condition or results of operations.

   (c) LITIGATION WITH CO-OWNERS OF THE SOUTH TEXAS PROJECT. In February 1994, the City of Austin (Austin), one of the four co-owners of the South Texas Project, filed suit (Austin II Litigation) against HL&P. That suit is pending in the 152nd District Court for Harris County, Texas, which has set a trial date for October 1995. However, in view of the recent appointment of the judge of that court to the court of appeals, it is anticipated that the case will be reassigned to another trial court, which may affect the current schedule. Austin alleges that the outages at the South Texas Project from early 1993 to early 1994 were due to HL&P's failure to perform obligations it owed to Austin under the Participation Agreement among the four co-owners of the South Texas Project (Participation Agreement). Austin also asserts that HL&P breached certain undertakings voluntarily assumed by HL&P under the terms and conditions of the Operating Licenses and Technical Specifications relating to the South Texas Project. Austin claims that such failures have caused Austin damages of at least $125 million due to the incurrence of increased operating and maintenance costs, the cost of replacement power and lost profits on wholesale transactions that did not occur. In May 1994, the City of San Antonio (San Antonio), another co-owner of the South Texas Project, intervened in the litigation filed by Austin against
                                      -15-

        HL&P and asserted claims similar to those asserted by Austin. Although San Antonio has not specified the damages sought in its complaint, expert reports filed in the litigation have indicated that San Antonio's claims may be in excess of $275 million. HL&P is contesting San Antonio's intervention and has called for arbitration of San Antonio's claim under the arbitration provisions of the Participation Agreement. The trial court denied HL&P's motions to strike San Antonio's intervention and to compel San Antonio to arbitrate its claims against HL&P and in April 1995, the Court of Appeals of the First District of Texas affirmed the trial court's decision. HL&P is seeking further review of these decisions by the Supreme Court of Texas.

        For a discussion of a previous lawsuit relating to the South Texas Project filed in 1983 by Austin against the Company and HL&P (in which the Company and HL&P prevailed), of the settlement entered into by the Company and HL&P regarding related matters and of certain claims by San Antonio against the Company and HL&P and the related arbitration thereof, see Note 2(c) of the notes to the financial statements included in the Combined Form 8-K.

        Although HL&P and the Company do not believe there is merit to either Austin's or San Antonio's claims and have opposed San Antonio's intervention in the Austin II Litigation, there can be no assurance as to the ultimate outcome of these matters.

   (d) NUCLEAR INSURANCE. HL&P and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverage as required by law and periodically review available limits and coverage for additional protection. There can be no assurance, however, that all potential losses or liabilities will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on HL&P's and the Company's financial condition. For a discussion of the nuclear property and nuclear liability insurance maintained in connection with the South Texas Project and potential assessments associated therewith, see Note 2(d) of the notes to the financial statements included in the Combined Form 8-K.

   (e) NUCLEAR DECOMMISSIONING. For a discussion of nuclear decommissioning costs, the Company's decommissioning funding level and the accounting for debt and equity securities held by the decommissioning trust, see
        Note 2(e) of the notes to the financial statements included in the Combined Form 8-K.

   (f) DEFERRED PLANT COSTS. For a discussion of deferred plant costs, see Note 1(f) of the notes to the financial statements included in the Combined Form 8-K. The amortization of these deferrals totaled $6.4 million for both the three months ended March 31, 1995 and 1994, and is included on the Company's Statements of Consolidated Income and HL&P's Statements of Income in depreciation and amortization expense.

(3)     RATE REVIEW, FUEL RECONCILIATION AND OTHER PROCEEDINGS

        In February 1994, the Public Utility Commission of Texas (Utility Commission) initiated a proceeding (Docket No. 12065) to determine whether HL&P's existing rates are just and reasonable. Subsequently, the scope of the docket was expanded to include reconciliation of HL&P's fuel costs from April 1, 1990 to July 31, 1994. The Utility Commission also initiated a
                                      -16-

        separate proceeding (Docket No. 13126) to review issues regarding the prudence of operation of the South Texas Project from the date of commercial operation through the present. That review would encompass the outage at the South Texas Project during 1993 and 1994.

        Hearings began in Docket No. 12065 in January 1995. In February 1995, all major parties to these proceedings signed an agreement resolving the issues with respect to HL&P, including the prudence issues related to operation of the South Texas Project (Proposed Settlement). Approval of the Proposed Settlement by the Utility Commission will be required. Hearings on the Proposed Settlement are currently scheduled to begin in early June 1995. A decision by the Utility Commission on the Proposed Settlement is not anticipated before late summer.

        Under the Proposed Settlement, HL&P's base rates would be reduced by approximately $62 million per year, effective retroactively to January 1, 1995, and HL&P would be precluded from seeking rate increases for three years, subject to certain conditions. Under the Proposed Settlement, HL&P would amortize its remaining investment of $218 million in the cancelled Malakoff Electric Generating Station (Malakoff) plant over a period not to exceed seven years. HL&P also would increase its decommissioning expense for the South Texas Project by $9 million per year.

        The Proposed Settlement also provides HL&P the option to write down up to $50 million per year of its investment in the South Texas Project during the five-year period commencing January 1, 1995. The parties to the Proposed Settlement agreed that any write down would be treated as a reasonable and necessary expense during routine reviews of HL&P's earnings and any rate review proceeding initiated against HL&P.

        Until the approval of the Proposed Settlement by the Utility Commission, HL&P's existing rates will continue in effect; however, HL&P's financial statements for the first quarter of 1995 reflect the estimated effects of the Proposed Settlement. In the first quarter of 1995, HL&P's pre-tax earnings were reduced by approximately $17 million in the aggregate as a result of reflecting the estimated effects of the Proposed Settlement on revenues and expenses for the quarter. Deferred revenues are included on the Company's Consolidated and HL&P's Balance Sheets in other deferred credits subject to refund when the Proposed Settlement is approved.

        Under the Proposed Settlement, approximately $70 million of fuel expenditures and related interest incurred by HL&P during the fuel reconciliation period would not be recoverable from ratepayers. This $70 million was recorded in the fourth quarter of 1994 as a one-time, pre-tax charge to reconcilable fuel revenues to reflect the anticipation of approval of the Proposed Settlement. Under the Proposed Settlement, HL&P would also establish a new fuel factor approximately 17 percent below that currently in effect and would refund to customers the balance in its fuel over-recovery account, estimated to be approximately $180 million after giving effect to the amounts not recoverable from ratepayers. As contemplated by the Proposed Settlement and approved by an ALJ, HL&P implemented a new fuel factor 17 percent lower than its previous factor and refunded to customers approximately $110 million of the approximately $180 million in fuel cost overrecoveries in April 1995. The remaining $70 million will be refunded if the Proposed Settlement is approved by the Utility Commission.

        In the event the Proposed Settlement is not approved by the Utility Commission, Docket No. 12065 would be remanded to an ALJ to resume detailed hearings in this docket and with respect to issues related to the South Texas Project. Prior to reaching agreement on the terms of the Proposed Settlement, HL&P argued that its existing rates were just and reasonable and should not be reduced. Other parties argued that rate decreases in annual amounts ranging from $26 million to $173 million were required and that additional decreases might be justified following an examination of the prudence of the management of the South Texas Project and the costs incurred in connection with the outages at the South Texas Project. Testimony filed by the Utility Commission staff included a recommendation to remove from rate base $515 million of HL&P's investment in the South Texas Project to reflect the staff's view that such investment was not fully "used and useful" in providing service, a position HL&P vigorously disputes.

        In the event the Proposed Settlement is not approved by the Utility Commission, the fuel reconciliation issues in Docket Nos. 12065 and 13126 would be remanded to an ALJ for additional proceedings. A major issue in Docket No. 13126 would be whether the incremental fuel costs incurred as a result of outages at the South Texas Project represent reasonable costs. The Utility Commission has retained a consultant to review the South Texas Project for the purpose of providing testimony in Docket No. 13126 regarding the prudence of HL&P's management of operation of the South Texas Project. HL&P filed testimony in Docket No. 13126, which testimony concluded that the outages at the South Texas Project did not result from imprudent management. HL&P also filed testimony analyzing the extent to which regulatory issues extended the outages. In that testimony an outside consultant retained by HL&P concluded that the duration of the outages was controlled by both the resolution of NRC regulatory issues as well as necessary equipment repairs unrelated to NRC regulatory issues and that the incremental effect of NRC regulatory issues on the duration of the outages was only 39 days per unit. Estimates as to the cost of replacement power may vary significantly based on a number of factors, including the capacity factor at which the South Texas Project might be assumed to have operated had it not been out of service due to the outages. However, HL&P believes that applying a reasonable range of assumptions would result in replacement fuel costs of less than $10 million for the 39 day periods identified by HL&P's consultant and less than $100 million for the entire length of the outages. Any fuel costs determined to have been unreasonably incurred would not be recoverable from customers and would be charged against the Company's earnings.

        Although the Company and HL&P believe that the Proposed Settlement is in the best interest of HL&P, its ratepayers, the Company and its shareholders, no assurance can be given that (i) the Utility Commission ultimately will approve the terms of the Proposed Settlement or (ii) in the event the Proposed Settlement is not approved and proceedings against HL&P are resumed, that the outcome of such proceedings would be favorable to HL&P.

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

   (a) 1991 RATE CASE. In HL&P's 1991 rate case (Docket No. 9850), the Utility Commission approved a non-unanimous settlement agreement providing for a $313 million increase in HL&P's base rates, termination of deferrals granted with respect to Unit No. 2 of the South Texas Project and of the qualified phase-in plan deferrals granted with respect to Unit No. 1 of the South Texas Project, and recovery of deferred plant costs. The settlement authorized a 12.55 percent return on common equity for HL&P. Rates contemplated by the settlement agreement were implemented in May 1991 and remain in effect (subject to the outcome of the current rate proceeding described in Note 3 to these financial statements).

        The Utility Commission's order in Docket No. 9850 was affirmed on review by a District Court, and the Austin Court of Appeals affirmed that decision on procedural grounds due to the failure of the appellant to file the record with the court in a timely manner. On review, the Texas Supreme Court has remanded the case to the Austin Court of Appeals for consideration of any asserted errors of law that may be evident from the face of the Utility Commission's order. The Appellant has raised issues regarding deferred accounting, the treatment of federal income tax expense and certain other matters. As to federal tax issues, in an appeal involving GTE-SW (and to which HL&P was not a party), the Texas Supreme Court held in April 1995 that the Utility Commission is not required by the Texas Public Utility Regulatory Act of 1975, as amended, to take into account the tax effects of expenses disallowed for rate making purposes in determining a utility's federal income tax expense for rate making purposes, that the Utility Commission has discretion in determining the utility's "fair share" of tax savings when a utility pays federal income taxes as part of a consolidated group, and is not required to reduce utility tax expense by savings resulting from unregulated activities. The GTE-SW opinion clarified a 1987 Texas Supreme Court decision in an HL&P case and rejected arguments that the HL&P decision required utility tax expense to be calculated on the basis of "actual taxes paid". Under the GTE-SW decision, the treatment of federal income tax issues in Docket No. 9850 appears to have been determined in favor of the Utility Commission's actions, provided the principles and rationale of the GTE-SW opinion are applied.

        For a discussion of another recent Texas Supreme Court decision upholding deferred accounting treatment, see Note 4(c) of the notes to the financial statements included in the Combined Form 8-K.

        Because the Utility Commission's order in Docket No. 9850 found that HL&P would have been entitled to rate relief greater than the $313 million agreed to in the settlement, HL&P believes that any disallowance that might be required if the Austin Court of Appeals concludes that the Utility Commission's inclusion of deferred accounting costs in the settlement was improper would be offset by that greater amount.

        The parties to the Proposed Settlement have agreed to withdraw their appeals of the Utility Commission's orders in such docket, subject to HL&P's dismissing its appeal in Docket No.
        6668  (see Note 4(d) to these financial statements.)

   (b) 1988 RATE CASE. In HL&P's 1988 rate case (Docket No. 8425), the Utility Commission granted HL&P a $227 million increase in base revenues, allowed a 12.92 percent return on common equity, authorized a qualified phase-in for Unit No. 1 of the South Texas Project (including approximately 72 percent of HL&P's investment in Unit No. 1 of the South Texas Project in rate base) and authorized HL&P to use deferred accounting for Unit No. 2 of the South Texas Project. Rates substantially corresponding to the increase granted were implemented by HL&P in June 1989 and remained in effect until May 1991.

        In August 1994, the Austin Court of Appeals affirmed the Utility Commission's order in Docket No. 8425 on all matters other than the Utility Commission's treatment of tax savings associated with deductions taken for expenses disallowed from cost of service. The court held that the Utility Commission had failed to require that such tax savings be passed on to ratepayers. Both HL&P and other parties sought review by the Texas Supreme Court, which granted discretionary review as to the issue of certain Malakoff plant expenditures treated as "Plant Held for Future Use", and brought the entire case before it for consideration, including the tax issue raised by HL&P. The case has not yet been set for argument and no further action has been taken by the Texas Supreme Court.

        In April 1995, the Texas Supreme Court decided an appeal involving GTE-SW (to which HL&P was not a party) and held that the Utility Commission was not required to include income tax deductions for disallowed expenses in determining a utility's federal income tax liability for rate making purposes. Under the GTE-SW decision, the treatment of the tax issue in Docket No. 8425 appears to have been determined in favor of the Utility Commission's actions, provided the same principles and rationale are applied. This was the only issue on which the Austin Court of Appeals reversed the Utility Commission's order.

   (c) DEFERRED ACCOUNTING. For information regarding deferred accounting treatment granted for certain costs associated with the South Texas Project, see Note 4(c) of the notes to the financial statements included in the Combined Form 8-K and Note 2(f) to these financial statements.

        The Office of the Public Utility Counsel (OPUC) has agreed, pursuant to the Proposed Settlement, to withdraw and dismiss its appeal of the Utility Commission's order granting deferred accounting if the Proposed Settlement becomes effective and on the condition that HL&P dismisses its appeal in Docket No. 6668. However, the appeal of the State of Texas remains pending.

   (d) PRUDENCE REVIEW OF THE CONSTRUCTION OF THE SOUTH TEXAS PROJECT. For a discussion of the Utility Commission's inquiry into the prudence of the planning, management and construction of the South Texas Project (Docket No. 6668), see Note 4(d) of the notes to the financial statements included in the Combined Form 8-K.

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

(5)     MALAKOFF

        For a discussion of the current and Proposed Settlement rate treatment of HL&P's investment in Malakoff and related matters (including (i) HL&P's proposal to amortize $218 million of its investment in Malakoff over a period not to exceed seven years and (ii) the possible write-off of unrecoverable portions of the Malakoff investment if appropriate rate treatment is not ultimately received), see Notes 3 and 5 of the notes to the financial statements included in the Combined Form 8-K.

(6)     COMMON STOCK

        COMPANY. At March 31, 1995 and December 31, 1994, the Company had authorized 400,000,000 shares of common stock, of which 123,716,504 and 123,526,350 shares, respectively, were outstanding. Outstanding shares exclude the unallocated Employee Stock Ownership Plan shares which as of March 31, 1995 and December 31, 1994 were 7,619,730 and 7,770,313, respectively.

        HL&P. All issued and outstanding Class A voting common stock of HL&P is held by the Company and all issued and outstanding Class B non-voting common stock of HL&P is held by Houston Industries (Delaware) Incorporated (HI Delaware), a wholly-owned subsidiary of the Company.

(7)     HL&P PREFERRED STOCK

        At March 31, 1995, and December 31, 1994, HL&P had 10,000,000 shares of preferred stock authorized of which 5,232,397 shares were outstanding.

(8)     EARNINGS PER COMMON SHARE

        COMPANY. Earnings per common share for the Company is computed by dividing net income by the weighted average number of shares outstanding during the respective period.

        HL&P. Earnings per share data for HL&P is not computed since all of its common stock is held by the Company and HI Delaware.

(9)     CHANGE IN ACCOUNTING FOR THE COMPANY AND HL&P

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

(10)    DISCONTINUED CABLE TELEVISION OPERATIONS

        In January 1995, Time Warner and the Company reached an agreement in which Time Warner would acquire KBLCOM in a tax-deferred, stock-for-stock merger with a subsidiary of Time Warner for a sales price of approximately $2.2 billion, subject to closing adjustments. Closing of this transaction, which is subject to, among other things,
        (i) the parties obtaining necessary consents of certain franchise authorities and other governmental entities, (ii) the absence of any change that might have a material adverse effect on KBLCOM or Time Warner, and (iii) the absence of any material litigation, is expected to take place in mid-1995. For a discussion of the terms of the pending sale of KBLCOM, see Note 20(a) of the notes to the financial statements included in the Combined Form 8-K.

        In connection with this agreement, effective January 1, 1995, the operations of KBLCOM have been accounted for as discontinued and prior periods have been restated for consistency in reflecting KBLCOM as a discontinued operation. The Company recorded a $90.6 million tax benefit in the first quarter of 1995 in recognition of the deferred tax asset arising from the Company's excess tax basis in KBLCOM stock.

        Operating results from discontinued operations for the three months ended March 31, 1995 and 1994 were as follows:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                          1995         1994
                                                    -----------     -----------
                                                       (Thousands of Dollars)

Revenues ..........................................    $ 67,105     $ 60,520
Operating expenses (1) ............................      42,455       39,227
                                                       --------     --------
Gross operating margin (1) ........................      24,650       21,293
Depreciation, amortization, interest and other ....      36,635       30,990
Income tax benefits ...............................      (3,449)      (2,196)
Deferred loss .....................................      (8,536)
                                                       --------     --------
Loss from discontinued operations .................    $      0     ($ 7,501)
                                                       ========     ========
- ------------
(1) Exclusive of depreciation and amortization.

The net loss from discontinued operations of KBLCOM for the first quarter of 1995 has been deferred by the Company until the gain on sale is recognized at closing. The deferred loss is included on the Company's Consolidated Balance Sheets in net assets of discontinued cable television operations.

Loss from discontinued operations of KBLCOM excludes the effects of corporate overhead charges and includes interest expense relating to the amount of intercompany debt that Time Warner is purchasing from the Company.

Net assets of discontinued operations were as follows:

                                                                                            MARCH 31, 1995         DECEMBER 31, 1994
                                                                                            --------------         -----------------
                                                                                                     (Thousands of Dollars)
Assets:
  Cable television property, net of accumulated
    depreciation of $168,252 and $161,402 for
    1995 and 1994, respectively ..............................................               $   280,247              $   276,624
  Equity in cable television partnerships ....................................                   176,391                  160,363
  Intangible assets ..........................................................                 1,018,388                1,029,440
  Other assets ...............................................................                    50,156                   43,625
                                                                                             -----------              -----------
    Total assets .............................................................                 1,525,182                1,510,052

Less:
  Cable television debt ......................................................                  (441,595)                (488,783)
  Accumulated deferred income taxes ..........................................                  (302,602)                (308,627)
  Other liabilities ..........................................................                   (49,967)                 (43,510)
                                                                                             -----------              -----------
    Net assets ...............................................................               $   731,018              $   669,132
                                                                                             ===========              ===========

        In March 1995, KBL Cable, Inc. (KBL Cable), a subsidiary of KBLCOM, made a scheduled repayment of $15.8 million principal amount of its senior notes and senior subordinated notes. In the first quarter of 1995, KBL Cable repaid borrowings under its senior bank credit facility in the amount of $25.0 million.

(11)    INTERIM PERIOD RESULTS: RECLASSIFICATIONS

        The results of interim periods are not necessarily indicative of results expected for the year due to the seasonal nature of HL&P's business. In the opinion of management, the interim information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a full presentation of the results for the interim periods. Certain amounts from the previous year have been reclassified to conform to the 1995 presentation of financial statements. Such reclassifications do not affect earnings.
                                      -24-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
                                 CURRENT ISSUES

HOUSTON LIGHTING & POWER COMPANY (HL&P)

RATE REVIEW, FUEL RECONCILIATION AND OTHER PROCEEDINGS. In February 1994, the Public Utility Commission of Texas (Utility Commission) initiated a proceeding (Docket No. 12065) to determine whether HL&P's existing rates are just and reasonable. Subsequently, the scope of the docket was expanded to include a reconciliation of HL&P's fuel costs from April 1, 1990 to July 31, 1994. The Utility Commission also initiated a separate proceeding (Docket No. 13126) to review issues regarding the prudence of operation of the South Texas Project Electric Generating Station (South Texas Project) from the date of commercial operation through the present. That review would encompass the outage at the South Texas Project during 1993 and 1994.

In February 1995, all major parties to these proceedings signed a settlement agreement resolving the issues with respect to HL&P, including the prudence issues related to operation of the South Texas Project (Proposed Settlement). Approval of that settlement by the Utility Commission will be required. To that end, the parties have established procedural dates for a hearing on issues raised by the parties who are opposed to the Proposed Settlement. Hearings on the Proposed Settlement are currently scheduled to begin in early June 1995. A decision by the Utility Commission on the Proposed Settlement is not anticipated before late summer.

Under the Proposed Settlement, HL&P's base rates would be reduced by approximately $62 million per year, effective retroactively to January 1, 1995, and HL&P would be precluded from seeking rate increases for three years, subject to certain conditions. Under the Proposed Settlement, HL&P would amortize its remaining investment of $218 million in the cancelled Malakoff Electric Generating Station plant, over a period not to exceed seven years. HL&P also would increase its decommissioning expense for the South Texas Project by $9 million per year.

The Proposed Settlement also provides HL&P the option to write down up to $50 million per year of its investment in the South Texas Project during the five-year period commencing January 1, 1995. The parties to the Proposed Settlement agreed that any write down would be treated as a reasonable and necessary expense during routine reviews of HL&P's earnings and any rate review proceeding initiated against HL&P.

Until the approval of the Proposed Settlement by the Utility Commission, HL&P's existing rates will continue in effect; however, HL&P's financial statements for the first quarter of 1995 reflect the estimated effects of the Proposed Settlement. In the first quarter of 1995, HL&P's pre-tax earnings were reduced by approximately $17 million in the aggregate as a result of reflecting the estimated effects of the Proposed Settlement on revenues and expenses for the quarter. Deferred revenues are included on Houston Industries Incorporated's (Company) Consolidated and HL&P's Balance Sheets in other deferred credits subject to refund when the Proposed Settlement is approved.

Under the Proposed Settlement, approximately $70 million of fuel expenditures and related interest incurred by HL&P during the fuel reconciliation period would not be recoverable from ratepayers. This $70 million was recorded in the fourth quarter of 1994 as a one-time, pre-tax charge to reconcilable fuel revenues to reflect the anticipation of approval of the Proposed Settlement. Under the Proposed Settlement, HL&P would also establish a new fuel factor approximately 17 percent below that currently in effect and would refund to customers the balance in its fuel over-recovery account, estimated to be approximately $180 million after giving effect to the amounts not recoverable from ratepayers. As contemplated by the Proposed Settlement and approved by an Administrative Law Judge, HL&P implemented a new fuel factor 17 percent lower than its previous factor and refunded to customers approximately $110 million of the approximately $180 million in fuel cost overrecoveries in April 1995. The remaining $70 million will be refunded if the Proposed Settlement is approved by the Utility Commission.

For additional information regarding HL&P's rate proceeding, see Note 3 to Company's Consolidated and HL&P's Financial Statements (Financial Statements) in
Item 1 of this Report.

DISCONTINUED CABLE TELEVISION OPERATIONS

In January 1995, Time Warner Inc. (Time Warner) and the Company reached an agreement in which Time Warner would acquire KBLCOM Incorporated (KBLCOM) in a tax-deferred, stock-forstock merger with a subsidiary of Time Warner for a sales price of approximately $2.2 billion, subject to closing adjustments. Closing of the transaction, which is subject to certain conditions, is expected to take place in mid-1995. In connection with this agreement, effective January 1, 1995, the operations of KBLCOM have been accounted for as discontinued and prior periods have been restated for consistency in reflecting KBLCOM as a discontinued operation. The Company recorded a $90.6 million tax benefit in the first quarter of 1995 in recognition of the deferred tax asset arising from the Company's excess tax basis in KBLCOM stock. For additional information regarding the pending sale of KBLCOM, see Note 10 to the Financial Statements in Item 1 of this Report.

For a presentation of the Company's financial statements for the years 1992 through 1994 which reflects KBLCOM on a discontinued operations basis, reference is made to the Company's Consolidated Financial Statements contained in the Company's and HL&P's combined Form 8-K (File Nos. 1-7629 and 1-3187), dated as of May 12, 1995.

                              RESULTS OF OPERATIONS
COMPANY

Summary of selected financial data for the Company and its subsidiaries is set forth below:
                                            THREE MONTHS ENDED,
                                         -----------------------        PERCENT
                                            1995          1994          CHANGE
                                         ---------     ---------        -------
                                                      (Restated)
                                          (Thousands of Dollars)

Revenues ...........................     $ 746,166     $ 821,581          (9)
Operating Expenses .................       622,865       671,924          (7)
Operating Income ...................       123,301       149,657         (18)
Interest and Other Charges .........        81,395        79,642           2
Income Taxes .......................        10,427        22,652         (54)
Discontinued Operations ............        90,607        (7,501)         --
Net Income .........................       114,456        25,898         342

The Company had consolidated earnings per share of $.93 for the first quarter of 1995, compared to consolidated earnings per share of $.21 for the first quarter of 1994. The increase in earnings for the first quarter of 1995 is due to the recognition of a $90.6 million tax benefit in recognition of the deferred tax asset arising from the Company's excess tax basis in KBLCOM stock, partially offset by the effects of HL&P's Proposed Settlement, which reduced operating income.

HL&P

Summary of selected financial data for HL&P is set forth below:

                                            THREE MONTHS ENDED,
                                         -----------------------        PERCENT
                                            1995          1994          CHANGE
                                         ---------     ---------        -------
                                          (Thousands of Dollars)

Revenues ...............................     $746,166     $821,581        (9)
Operating Expenses (1) .................      641,600      698,702        (8)
Operating Income (1) ...................      104,566      122,879       (15)
Interest Charges .......................       62,848       63,050        --
Income After Preferred Dividends .......       33,909       41,686       (19)

- ------------
(1) Inclusive of income taxes.

In the first quarter of 1995, HL&P's pre-tax earnings were reduced by approximately $17 million which represents the estimated effects of the Proposed Settlement on revenues and expenses for the quarter. For information regarding HL&P's current regulatory proceedings and the Proposed Settlement, see "CURRENT ISSUES - HL&P - Rate Review, Fuel Reconciliation and Other Proceedings" above and Note 3 to the Financial Statements in Item 1 of this Report.

                                      -27-
OPERATING REVENUES AND SALES

Operating revenues decreased $75.4 million for the first quarter of 1995 compared to the same period in 1994. The decrease was primarily due to a decrease in reconcilable fuel revenues ($65 million), and the effects of the settlement-related reduction ($14 million), partially offset by a base revenue increase ($3.5 million) resulting from a 6 percent increase in commercial kilowatt-hour sales. Residential sales decreased 1 percent due to milder weather and firm industrial sales remained relatively flat. Firm industrial sales exclude electricity sold at a reduced rate under agreements which allow HL&P to interrupt service under some circumstances.

FUEL AND PURCHASED POWER EXPENSES

Fuel expenses decreased $33.6 million for the first quarter of 1995 compared to the same period of 1994. The decrease was primarily due to a decrease in the unit cost of gas and an increase in nuclear generation which has fuel cost that is substantially lower than HL&P's other fuel sources. The average cost of fuel for the first quarter of 1995 was $1.62 per million British Thermal Units (MMBtu) compared to $1.81 per MMBtu for the same period in 1994. Purchased power expense decreased $33.0 million for the first quarter of 1995 when compared to the same period in 1994 primarily due to the expiration of a purchased power contract.

OPERATION AND MAINTENANCE, DEPRECIATION AND AMORTIZATION, AND OTHER TAXES

Operation and maintenance expense increased $4.7 million, or 2 percent, for the first quarter of 1995 compared to the first quarter of 1994. Depreciation and amortization expense for the first quarter of 1995 increased $5.0 million compared to 1994, primarily due to an increase in depreciable property and an increase in decommissioning expense as a result of the Proposed Settlement. Other taxes increased $7.8 million in the first quarter of 1995 compared to the same period in 1994, primarily due to increased franchise and property taxes.

                         LIQUIDITY AND CAPITAL RESOURCES
COMPANY

GENERAL

The Company's cash requirements stem primarily from operating expenses, capital expenditures, payment of common stock dividends, payment of preferred stock dividends and interest and principal payments on debt. Net cash provided by operating activities totaled $41.3 million for the three months ended March 31, 1995.

Net cash used in investing activities for the three months ended March 31, 1995, totaled $113.9 million, primarily due to electric capital expenditures of $55.9 million (including allowance for borrowed funds used during construction) and corporate headquarters expenditures (including capitalized interest) of $25.9 million.

Financing activities for the first three months of 1995 resulted in a net cash inflow of $79.3 million. The Company's primary financing activities were the increase in short-term borrowings offset by the payment of dividends and the repayment of long-term debt. For information with respect to the repayment of debt, reference is made to Note 10 to the Financial Statements in Item 1 of this Report.

SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

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

Effective December 1994, the Company registered with the SEC four million shares of its common stock for purchase through the new Investor's Choice Plan, which restated and amended the Company's existing dividend reinvestment plan.

The Company's outstanding commercial paper at March 31, 1995 was approximately $634.2 million, which is supported by an $800 million bank credit facility.

On January 26, 1995, the Company entered into an agreement with Time Warner to sell all of its cable television operations. In exchange for KBLCOM's common stock, Time Warner will issue to the Company one million shares of its common stock and 11 million shares of a newly-issued series of its convertible preferred stock (with a liquidation value of $100 per share). The preferred stock will be convertible into approximately 22.9 million shares of Time Warner common stock. After four years, Time Warner will have the right to exchange the preferred stock for common stock at the stated conversion rate, unless the Company elects to convert the shares before such time. In addition, Time Warner will purchase KBLCOM's intercompany debt for an estimated $600 million in cash. Approximately $685 million of KBLCOM's third party debt and other liabilities will be assumed by Time Warner upon the closing of the sale. Closing of the transaction, which is expected to occur in mid-1995, is subject to certain conditions (see Note 10 to the Financial Statements in Item 1 of this Report).

Based on a Time Warner common stock price of $35.50 and assuming the closing occurs on July 1, 1995, the Company estimates that it will recognize an after-tax gain of approximately $650 million. The Company recorded $90.6 million of this gain in the first quarter of 1995 in recognition of the deferred tax asset arising from the Company's excess tax basis in KBLCOM stock. The remainder of the gain will be recognized at closing. The Company believes that the transaction will improve its liquidity by exchanging the Company's investment in KBLCOM for cash and marketable securities. In addition, the terms of the preferred stock to be issued by Time Warner provide for the payment of an annual cash dividend of $3.75 per share for four years. Assuming Time Warner common stock were to continue to pay its current dividend of $.36 per share, the

Company would expect to receive after-tax dividend payments on the Time Warner common and preferred stock of approximately $37 million per year.

It is anticipated that the $600 million proceeds to be received in connection with the sale of KBLCOM's intercompany debt would be used for general corporate purposes, including but not limited to the redemption of or retirement of indebtedness of the Company, the advance or contribution of funds to one or more subsidiaries to be used for their general corporate purposes or (depending on market and other conditions) the possible repurchase of outstanding shares of the Company's common stock.

RATIOS OF EARNINGS TO FIXED CHARGES

The Company's ratios of earnings to fixed charges for the three and twelve months ended March 31, 1995 were 1.39 and 2.79, respectively. The Company believes that the ratio for the three-month period is not necessarily indicative of the ratio for a twelve-month period due to the seasonal nature of HL&P's business.

HL&P

GENERAL

HL&P's cash requirements stem primarily from operating expenses, capital expenditures, payment of dividends and interest and principal payments on debt. HL&P's net cash provided by operating activities for the first three months of 1995 totaled $48.6 million.

Net cash used in HL&P's investing activities for the first three months of 1995 totaled $58.4 million. HL&P's capital and nuclear fuel expenditures (excluding allowance for funds used during construction) for the first three months of 1995 totaled $54.1 million out of the $364 million annual budget. HL&P expects to finance substantially all of its 1995 capital expenditures through funds generated internally from operations.

HL&P's financing activities for the first three months of 1995 resulted in a net cash outflow of approximately $89.6 million consisting primarily of dividend payments.

SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

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

At March 31, 1995, HL&P had approximately $136 million in cash and cash equivalents invested in short-term investments. In addition, HL&P has a commercial paper program supported by a bank credit facility of $400 million. HL&P had no commercial paper outstanding at March 31, 1995.

                                      -30-
RATIOS OF EARNINGS TO FIXED CHARGES

HL&P's ratios of earnings to fixed charges for the three and twelve months ended March 31, 1995 were 1.91 and 3.72, respectively. HL&P's ratios of earnings to fixed charges and preferred dividends for the three and twelve months ended March 31, 1995, were 1.60 and 3.11, respectively. HL&P believes that the ratios for the three-month period are not necessarily indicative of the ratios for a twelve-month period due to the seasonal nature of HL&P's business.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

            For a description of legal proceedings affecting the Company and its subsidiaries, including HL&P, reference is made to the information set forth in Item 3 of the Company's and HL&P's Annual Report on Form 10-K for the year ended December 31, 1994 (1994 Combined Form 10-K) and Notes 2, 3 and 4 to the Company's Consolidated and HL&P's Financial Statements in the Combined Form 8-K, which information, as qualified and updated by the description of developments in regulatory and litigation matters contained in Notes 2, 3 and 4 of the Notes to the Company's Consolidated and HL&P's Financial Statements included in
         Part I of this Report, is incorporated herein by reference.

            In April 1995, the government filed a notice of appeal with respect to the judgment entered in favor of the Company in its refund suit pending in the U.S. Court of Federal Claims. For additional information regarding the Company's tax case, see Item 3 to the 1994 Combined
         Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         THE COMPANY

            At the annual meeting of shareholders of the Company held on May 3, 1995, the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to such matter (including a separate tabulation with respect to each nominee for office) were as follows:

         Item 1. To elect five directors to hold office in accordance with the Amended and Restated Bylaws of the Company.

         CLASS II DIRECTORS - TERM EXPIRING 1998:

                                   FOR      AGAINST OR WITHHELD  BROKER NON-VOTE

         Milton Carroll        113,723,039       1,310,326                 0
         John T.  Cater        113,668,086       1,365,279                 0
         R.  Steve Letbetter   113,583,808       1,449,557                 0
         Bertram Wolfe         113,574,906       1,458,459                 0

         CLASS I DIRECTOR - TERM EXPIRING 1997:

                                  FOR      AGAINST OR WITHHELD   BROKER NON-VOTE

         Lee W.  Hogan        113,822,167        1,211,198              0

         Item 2. To ratify the appointment of Deloitte & Touche LLP as independent accountants and auditors for the Company for 1995.

             FOR                AGAINST          ABSTAIN         BROKER NON-VOTE

         113,391,999            894,434          746,931                   0

         HL&P

            The annual shareholder meeting of HL&P was held on May 3, 1995. Houston Industries Incorporated, the owner and holder of all of the outstanding Class A voting common stock of HL&P, by the duly authorized vote of its Chairman and Chief Executive Officer
         Don D. Jordan, elected the following Board of Directors for the ensuing year or until their successors shall have qualified:

         Milton Carroll, John T. Cater, Robert J. Cruikshank, Linnet F. Deily, Joseph M. Hendrie, Lee W. Hogan, Howard W. Horne, Don D. Jordan,
         R. Steve Letbetter, Alexander F. Schilt, Kenneth L. Schnitzer, Sr., Jack T. Trotter and Bertram Wolfe.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

      HOUSTON INDUSTRIES INCORPORATED:

      Exhibit  2    - Agreement and Plan of Merger dated as of January 26, 1995 among KBLCOM Incorporated, Houston Industries Incorporated, Time Warner Inc. and TW KBLCOM Acquisition Corp. including all exhibits and a list of schedules thereto, incorporated by reference in Exhibit 2(a) to the Company's Current Report on Form 8-K dated January 26, 1995.

      Exhibit 10(a) - First Amendment to Houston Industries Incorporated Master
                      Savings Trust Effective May 1, 1995.

      Exhibit 10(b) - First Amendment to Savings Plan of Houston Industries
                      Incorporated ESOP Trust Agreement Effective May 1, 1995.

      Exhibit 11    - Computation of Earnings per Common Share and Common
                      Equivalent Share.

      Exhibit 12    - Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27    - Financial Data Schedule.

      Exhibit 99(a) - Notes 1(f), 2, 3, 4, 5 and 20(a) to the Company's
                      Consolidated Financial Statements included on pages 39 through 67 of the Company's and HL&P's combined Form 8-K for the year ended December 31, 1994 (File No. 1-7629 and 1-3187), dated as of May 12, 1995 (Combined Form 8-K).

      Exhibit 99(b) - Notes 2, 3, and 4 to the Company's Consolidated and HL&P's
                      Financial Statements included on pages 71 through 81 of the 1994 Combined Form 10-K.

      Exhibit 99(c) - Houston Industries Incorporated Savings Plan (As Amended
                      and Restated Effective July 1, 1995).

      HOUSTON LIGHTING & POWER COMPANY:

      Exhibit 12    - Computation of Ratios of Earnings to Fixed Charges and
                      Ratios of Earnings to Fixed Charges and Preferred
                      Dividends.

      Exhibit 27    - Financial Data Schedule.

      Exhibit 99(a) - Notes 1(f), 2, 3, 4 and 5 to the Company's Consolidated
                      Financial Statements included on pages 39 through 50 of the Combined Form 8-K.

      Exhibit 99(b) - Notes 2, 3 and 4 to the Company's Consolidated and HL&P's
                      Financial Statements included on pages 71 through 81 of the 1994 Combined Form 10-K.

(b)   Reports on Form 8-K.

      HOUSTON INDUSTRIES INCORPORATED AND HOUSTON LIGHTING & POWER COMPANY:

      Current Report on Form 8-K dated May 12, 1995 (Item 5. Other Events).

      Current Report on Form 8-K dated January 26, 1995 (Item 5. Other Events).

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



Date:  May 15, 1995
                                      -35-

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



Date:  May 15, 1995
                                      -36-