Form 10-Q
period 1995-06-30
HOUSTON INDUSTRIES INC; HOUSTON LIGHTING & POWER CO
filed 1995-08-14
CIK 202131, 48732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 1995, Houston Industries Incorporated had 131,336,234 shares of common stock outstanding, including 7,438,726 ESOP shares not deemed outstanding for financial statement purposes. As of July 31, 1995, all 1,100 shares of Houston Lighting & Power Company's common stock were held, directly or indirectly, by Houston Industries Incorporated.

     HOUSTON INDUSTRIES INCORPORATED AND HOUSTON LIGHTING & POWER COMPANY
                        QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 1995

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

                              TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                 PAGE NO.
                                                                  --------
            Item 1.  Financial Statements

            Houston Industries Incorporated and Subsidiaries

                 Statements of Consolidated Income
                 Three Months and Six Months Ended
                 June 30, 1995 and 1994 ........................       3

                 Consolidated Balance Sheets
                 June 30, 1995 and December 31, 1994 ...........       5

                 Statements of Consolidated Cash Flows
                 Six Months Ended June 30, 1995 and 1994 .......       7

                 Statements of Consolidated Retained Earnings
                 Three Months and Six Months Ended
                 June 30, 1995 and 1994 ........................       8

                 Notes to Consolidated Financial Statements ....      14

            Houston Lighting & Power Company

                 Statements of Income
                 Three Months and Six Months Ended
                 June 30, 1995 and 1994 ........................       9

                 Balance Sheets
                 June 30, 1995 and December 31, 1994 ...........      10

                 Statements of Cash Flows
                 Six Months Ended June 30, 1995 and 1994 .......      12

                 Statements of Retained Earnings
                 Three Months and Six Months Ended
                 June 30, 1995 and 1994 ........................      13

                 Notes to Financial Statements .................      14

            Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations ................................      24

PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings .........................      33

            Item 6.  Exhibits and Reports on Form 8-K ..........      33

            Signatures .........................................      35

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    JUNE 30,               JUNE 30,
                                            ----------------------  ----------------------
                                               1995         1994       1995        1994
                                            ----------  ----------  ----------  ----------
                                                        (Restated)              (Restated)

REVENUES..................................  $  978,225  $1,004,906  $1,724,391  $1,826,487
                                            ----------  ----------  ----------  ----------
EXPENSES:
   Fuel...................................     238,465     235,514     422,067     452,702
   Purchased power........................      50,822     103,906     116,410     202,455
   Operation and maintenance..............     217,650     204,089     416,179     397,940
   Taxes other than income taxes..........      64,616      62,959     135,566     126,071
   Depreciation and amortization..........     112,286      99,967     216,482     199,191
                                            ----------  ----------  ----------  ----------
     Total................................     683,839     706,435   1,306,704   1,378,359
                                            ----------  ----------  ----------  ----------
OPERATING INCOME..........................     294,386     298,471     417,687     448,128
                                            ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE):
   Allowance for other funds used
     during construction..................       2,014          93       4,643       1,409
   Other - net............................     (17,394)     (6,349)    (27,653)    (13,429)
                                            ----------  ----------  ----------  ----------
     Total................................     (15,380)     (6,256)    (23,010)    (12,020)
                                            ----------  ----------  ----------  ----------
INTEREST AND OTHER CHARGES:
   Interest on long-term debt.............      64,042      66,356     129,258     133,001
   Other interest.........................       9,678       6,623      18,677      13,035
   Allowance for borrowed funds used
     during construction..................      (1,133)       (129)     (2,938)     (1,817)
   Preferred dividends of subsidiary......       7,450       8,403      16,435      16,676
                                            ----------  ----------  ----------  ----------
     Total................................      80,037      81,253     161,432     160,895
                                            ----------  ----------  ----------  ----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING.............................     198,969     210,962     233,245     275,213

INCOME TAXES..............................      65,709      76,654      76,136      99,306
                                            ----------  ----------  ----------  ----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING...................     133,260     134,308     157,109     175,907

DISCONTINUED OPERATIONS:
   Loss from discontinued cable
     television operations (net of
     applicable income taxes).............                  (7,583)                (15,084)
   Tax benefit from discontinued cable
     television operations................                              90,607

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING FOR POSTEMPLOYMENT
   BENEFITS (NET OF INCOME TAXES OF
   $4,415)................................                                          (8,200)
                                            ----------  ----------  ----------  ----------
NET INCOME................................  $  133,260  $  126,725  $  247,716  $  152,623
                                            ==========  ==========  ==========  ==========

                                  (continued)

                                      -3-

EARNINGS PER COMMON SHARE:

    CONTINUING OPERATIONS BEFORE
      CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING .........................  $    1.08   $    1.09   $    1.27   $    1.44

    DISCONTINUED OPERATIONS:
      Loss from discontinued cable
         television operations............                   (.06)                   (.12)
      Tax benefit from discontinued
         cable television operations......                                .73

    CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING FOR POSTEMPLOYMENT
      BENEFITS............................                                           (.07)
                                            ---------   ---------   ---------   ---------
    EARNINGS PER COMMON SHARE.............  $    1.08   $    1.03   $    2.00   $    1.25
                                            =========   =========   =========   =========
    DIVIDENDS DECLARED PER COMMON
      SHARE...............................  $     .75   $     .75   $    1.50   $    1.50

    WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING (000)...................    123,769     122,508     123,684     122,465

                 See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                               JUNE 30,       DECEMBER 31,
                                                                 1995            1994
                                                            -------------    -------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
     Electric plant:
       Plant in service.................................... $  11,936,270    $  11,743,070
       Construction work in progress.......................       320,253          333,180
       Nuclear fuel........................................       215,399          212,795
       Plant held for future use...........................       201,764          201,741
     Electric plant acquisition adjustments................         3,166            3,166
     Other property........................................        69,739           85,529
                                                            -------------    -------------
           Total...........................................    12,746,591       12,579,481

     Less accumulated depreciation and amortization........     3,697,205        3,527,598
                                                            -------------    -------------

           Property, plant and equipment - net.............     9,049,386        9,051,883
                                                            -------------    -------------
CURRENT ASSETS:
     Cash and cash equivalents.............................        37,578           10,443
     Special deposits......................................            10               10
     Accounts receivable - net.............................        55,745           22,149
     Accrued unbilled revenues.............................        20,568           38,372
     Fuel stock, at lifo cost..............................        65,612           56,711
     Materials and supplies, at average cost...............       148,866          148,007
     Prepayments...........................................        11,790           14,398
                                                            -------------    -------------
           Total current assets............................       340,169          290,090
                                                            -------------    -------------
OTHER ASSETS:
     Net assets of discontinued cable television
       operations..........................................       701,330          618,982
     Deferred plant costs - net............................       626,026          638,917
     Deferred debits.......................................       303,216          281,204
     Regulatory asset - net................................       232,472          235,463
     Unamortized debt expense and premium on
       reacquired debt.....................................       157,915          161,885
     Recoverable project costs - net.......................        89,216           98,954
     Equity investment in foreign electric utility.........        26,286           25,699
                                                            -------------    -------------
           Total other assets..............................     2,136,461        2,061,104
                                                            -------------    -------------
              Total........................................ $  11,526,016    $  11,403,077
                                                            =============    =============

                 See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                                 JUNE 30,      DECEMBER 31,
                                                                   1995           1994
                                                              -------------   -------------
CAPITALIZATION:
   Common Stock Equity:
     Common stock, no par value.............................  $   2,438,573   $   2,437,638
     Unearned ESOP shares...................................       (278,217)       (289,611)
     Retained earnings......................................      1,283,326       1,221,221
                                                              -------------   -------------
            Total common stock equity.......................      3,443,682       3,369,248
                                                              -------------   -------------
   Preference Stock, no par value, authorized
     10,000,000 shares; none outstanding

   Cumulative Preferred Stock of Subsidiary, no par value:
       Not subject to mandatory redemption..................        351,345         351,345
       Subject to mandatory redemption......................         51,055         121,910
                                                              -------------   -------------
            Total cumulative preferred stock................        402,400         473,255
                                                              -------------   -------------
   Long-Term Debt:
     Debentures.............................................        548,821         548,729
     Long-term debt of subsidiaries:
       First mortgage bonds.................................      2,851,822       3,020,400
       Pollution control revenue bonds......................        155,262         155,247
       Other  ..............................................          7,774           9,757
                                                              -------------   -------------
            Total long-term debt............................      3,563,679       3,734,133
                                                              -------------   -------------
              Total capitalization..........................      7,409,761       7,576,636
                                                              -------------   -------------
CURRENT LIABILITIES:
   Notes payable............................................        698,165         423,291
   Accounts payable.........................................        159,235         159,225
   Taxes accrued............................................        108,261         169,690
   Interest accrued.........................................         83,130          73,527
   Dividends accrued........................................         98,502          98,469
   Accrued liabilities to municipalities....................         19,507          21,307
   Customer deposits........................................         63,305          64,905
   Current portion of long-term debt and preferred stock....        179,460          49,475
   Other....................................................         62,258          64,026
                                                              -------------   -------------
              Total current liabilities.....................      1,471,823       1,123,915
                                                              -------------   -------------
DEFERRED CREDITS:
   Accumulated deferred federal income taxes................      1,711,196       1,763,230
   Unamortized investment tax credit........................        401,865         411,580
   Fuel-related credits.....................................        154,168         242,912
   Other ...................................................        377,203         284,804
                                                              -------------   -------------
              Total deferred credits........................      2,644,432       2,702,526
                                                              -------------   -------------
COMMITMENTS AND CONTINGENCIES

                 Total......................................  $  11,526,016   $  11,403,077
                                                              =============   =============

                 See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,
                                                               ------------------------
                                                                  1995          1994
                                                               ----------    ----------
                                                                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations.......................... $  157,109    $  175,907

   Adjustments to reconcile income from continuing
        operations to net cash provided by operating
        activities:
      Depreciation and amortization...........................    216,482       199,191
      Amortization of nuclear fuel............................     13,912         5,421
      Deferred income taxes...................................     38,573        28,265
      Investment tax credit...................................     (9,715)       (9,695)
      Allowance for other funds used during
        construction .........................................     (4,643)       (1,409)
      Fuel cost (refund) and over/(under) recovery - net......    (83,337)       27,408
      Net cash provided by discontinued cable television
        operations............................................      5,495        20,122
      Changes in other assets and liabilities:
        Accounts receivable and accrued unbilled revenues.....    (15,792)       (6,070)
        Inventory.............................................     (9,760)          548
        Other current assets..................................      2,608        12,304
        Accounts payable......................................         10       (41,769)
        Interest and taxes accrued............................    (51,826)      (62,300)
        Other current liabilities.............................     (5,165)        2,094
        Other - net...........................................     90,115        72,304
                                                               ----------    ----------
            Net cash provided by operating activities.........    344,066       422,321
                                                               ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Electric capital and nuclear fuel expenditures
      (including allowance for borrowed funds used
      during construction)....................................   (133,151)     (191,637)
   Non-regulated electric power project expenditures..........    (12,378)         (406)
   Corporate headquarters expenditures (including
      capitalized interest)...................................    (56,899)      (12,253)
   Net cash used in discontinued cable television
      operations..............................................    (47,045)      (36,949)
   Other - net................................................     (7,552)      (16,269)
                                                               ----------    ----------
            Net cash used in investing activities.............   (257,025)     (257,514)
                                                               ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of matured bonds...................................                  (19,500)
   Redemption of preferred stock..............................    (91,400)      (20,000)
   Payment of common stock dividends..........................   (185,581)     (183,735)
   Increase in notes payable - net............................    274,874        58,415
   Extinguishment of long-term debt...........................    (20,273)
   Net cash used in discontinued cable television
      operations..............................................    (40,798)      (10,384)
   Other - net................................................      3,272         3,611
                                                               ----------    ----------
            Net cash used in financing activities.............    (59,906)     (171,593)
                                                               ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........     27,135        (6,786)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............     10,443        14,884
                                                               ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................... $   37,578    $    8,098
                                                               ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash Payments:
      Interest (net of amounts capitalized)................... $  188,852    $  186,935
      Income taxes............................................     30,525        65,090

                 See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30,                  JUNE 30,
                                            ----------------------   ----------------------
                                               1995        1994         1995        1994
                                            ----------  ----------   ----------  ----------
Balance at Beginning of Period............  $1,242,925  $1,125,253   $1,221,221  $1,191,230
Net Income for the Period.................     133,260     126,725      247,716     152,623
                                            ----------  ----------   ----------  ----------
       Total..............................   1,376,185   1,251,978    1,468,937   1,343,853
Common Stock Dividends....................     (92,859)    (91,898)    (185,611)   (183,773)
                                            ----------  ----------   ----------  ----------
Balance at End of Period..................  $1,283,326  $1,160,080   $1,283,326  $1,160,080
                                            ==========  ==========   ==========  ==========

                 See Notes to Consolidated Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                          -------------------------   -------------------------
                                             1995          1994           1995          1994
                                          -----------   -----------   -----------   -----------
OPERATING REVENUES......................  $   978,225   $ 1,004,906   $ 1,724,391   $ 1,826,487
                                          -----------   -----------   -----------   -----------
OPERATING EXPENSES:
  Fuel..................................      238,465       235,514       422,067       452,702
  Purchased power.......................       50,822       103,906       116,410       202,455
  Operation.............................      153,606       141,835       294,926       274,802
  Maintenance...........................       64,044        62,254       121,253       123,138
  Depreciation and amortization.........      111,961        99,675       215,874       198,604
  Income taxes..........................       77,292        81,921        96,310       108,994
  Other taxes...........................       64,616        62,959       135,566       126,071
                                          -----------   -----------   -----------   -----------
      Total.............................      760,806       788,064     1,402,406     1,486,766
                                          -----------   -----------   -----------   -----------
OPERATING INCOME........................      217,419       216,842       321,985       339,721
                                          -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Allowance for other funds used
    during construction.................        2,014            93         4,643         1,409
  Other - net...........................       (9,055)       (2,773)      (10,508)       (5,759)
                                          -----------   -----------   -----------   -----------
      Total.............................       (7,041)       (2,680)       (5,865)       (4,350)
                                          -----------   -----------   -----------   -----------
INCOME BEFORE INTEREST CHARGES..........      210,378       214,162       316,120       335,371
                                          -----------   -----------   -----------   -----------
INTEREST CHARGES:
  Interest on long-term debt............       61,399        61,557       122,917       123,399
  Other interest........................          789         1,853         3,924         4,749
  Allowance for borrowed funds used
    during construction.................       (1,133)         (129)       (2,938)       (1,817)
                                          -----------   -----------   -----------   -----------
      Total.............................       61,055        63,281       123,903       126,331
                                          -----------   -----------   -----------   -----------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING..................      149,323       150,881       192,217       209,040

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR POSTEMPLOYMENT
  BENEFITS (NET OF INCOME TAXES OF
  $4,415)...............................                                                 (8,200)
                                          -----------   -----------   -----------   -----------
NET INCOME..............................      149,323       150,881       192,217       200,840

DIVIDENDS ON PREFERRED STOCK............        7,450         8,403        16,435        16,676
                                          -----------   -----------   -----------   -----------
INCOME AFTER PREFERRED DIVIDENDS........  $   141,873   $   142,478   $   175,782   $   184,164
                                          ===========   ===========   ===========   ===========

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                             JUNE 30,        DECEMBER 31,
                                                               1995             1994
                                                          ------------     --------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
   Electric plant in service............................. $ 11,936,270     $ 11,743,070
   Construction work in progress.........................      320,253          333,180
   Nuclear fuel..........................................      215,399          212,795
   Plant held for future use.............................      201,764          201,741
   Electric plant acquisition adjustments................        3,166            3,166
                                                          ------------     ------------
       Total.............................................   12,676,852       12,493,952
   Less accumulated depreciation and
     amortization........................................    3,687,185        3,517,923
                                                          ------------     ------------
       Property, plant and equipment - net...............    8,989,667        8,976,029
                                                          ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents.............................       94,403          235,867
   Special deposits......................................           10               10
   Accounts receivable:
     Affiliated companies................................        2,339            4,213
     Others..............................................       30,992            8,896
   Accrued unbilled revenues.............................       20,568           38,372
   Inventory:
     Fuel stock, at lifo cost............................       65,612           56,711
     Materials and supplies, at average cost.............      148,449          147,922
   Prepayments...........................................        8,833            9,665
                                                          ------------     ------------
       Total current assets..............................      371,206          501,656
                                                          ------------     ------------
OTHER ASSETS:
   Deferred plant costs - net............................      626,026          638,917
   Deferred debits.......................................      254,333          241,611
   Unamortized debt expense and premium on
     reacquired debt.....................................      155,814          158,351
   Regulatory asset - net................................      232,472          235,463
   Recoverable project costs - net.......................       89,216           98,954
                                                          ------------     ------------
       Total other assets................................    1,357,861        1,373,296
                                                          ------------     ------------
         Total........................................... $ 10,718,734     $ 10,850,981
                                                          ============     ============

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                                 JUNE 30,      DECEMBER 31,
                                                                  1995            1994
                                                              -------------   -------------
CAPITALIZATION:
   Common Stock Equity:
    Common stock, class A; no par value.....................  $   1,524,949   $   1,524,949
    Common stock, class B; no par value.....................        150,978         150,978
    Retained earnings.......................................      2,164,391       2,153,109
                                                              -------------   -------------
       Total common stock equity............................      3,840,318       3,829,036
                                                              -------------   -------------
   Cumulative Preferred Stock:
     Not subject to mandatory redemption....................        351,345         351,345
     Subject to mandatory redemption........................         51,055         121,910
                                                              -------------   -------------
       Total cumulative preferred stock.....................        402,400         473,255
                                                              -------------   -------------
   Long-Term Debt:
     First mortgage bonds...................................      2,851,822       3,020,400
     Pollution control revenue bonds........................        155,262         155,247
     Other..................................................          7,774           9,757
                                                              -------------   -------------
       Total long-term debt.................................      3,014,858       3,185,404
                                                              -------------   -------------
         Total capitalization...............................      7,257,576       7,487,695
                                                              -------------   -------------
CURRENT LIABILITIES:
   Accounts payable.........................................        146,272         148,042
   Accounts payable to affiliated companies.................          6,731          10,936
   Taxes accrued............................................        132,616         181,043
   Interest accrued.........................................         71,283          64,732
   Accrued liabilities to municipalities....................         19,507          21,307
   Customer deposits........................................         63,305          64,905
   Current portion of long-term debt and preferred stock....        179,460          49,475
   Other....................................................         57,899          59,912
                                                              -------------   -------------
         Total current liabilities..........................        677,073         600,352
                                                              -------------   -------------
DEFERRED CREDITS:
   Accumulated deferred federal income taxes................      1,917,233       1,876,300
   Unamortized investment tax credit........................        401,865         411,580
   Fuel-related credits.....................................        154,168         242,912
   Other....................................................        310,819         232,142
                                                              -------------   -------------
         Total deferred credits.............................      2,784,085       2,762,934
                                                              -------------   -------------
COMMITMENTS AND CONTINGENCIES

            Total...........................................  $  10,718,734   $  10,850,981
                                                              =============   =============

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                                               SIX MONTHS ENDED
                                                                    JUNE 30,
                                                         --------------------------
                                                             1995           1994
                                                         ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income........................................... $    192,217   $   200,840

   Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization......................      215,874       198,604
     Amortization of nuclear fuel.......................       13,912         5,421
     Deferred income taxes..............................       40,933        36,588
     Investment tax credits.............................       (9,715)       (9,695)
     Allowance for other funds used during
       construction.....................................       (4,643)       (1,409)
     Fuel cost (refund) and over/(under) recovery
       - net............................................      (83,337)       27,408
     Cumulative effect of change in accounting for
       postemployment benefits..........................                      8,200
     Changes in other assets and liabilities:
       Accounts receivable - net........................       (2,418)        1,731
       Material and supplies............................         (527)        2,915
       Fuel stock.......................................       (8,901)       (2,337)
       Accounts payable.................................       (5,975)      (21,769)
       Interest and taxes accrued.......................      (41,876)      (45,250)
       Other current liabilities........................       (3,311)        3,547
       Other - net......................................       72,415        58,217
                                                         ------------   -----------
          Net cash provided by operating activities.....      374,648       463,011
                                                         ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital and nuclear fuel expenditures
     (including allowance for borrowed funds
     used during construction)..........................     (218,151)     (191,637)
   Other - net..........................................       (6,940)       (6,355)
                                                         ------------   -----------
          Net cash used in investing activities.........     (225,091)     (197,992)
                                                         ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of matured bonds.............................                    (19,500)
   Payment of dividends.................................     (183,057)     (181,885)
   Decrease in notes payable............................                    (57,600)
   Redemption of preferred stock .......................      (91,400)      (20,000)
   Extinguishment of long-term debt.....................      (20,273)
   Other - net..........................................        3,709         1,981
                                                         ------------   -----------
          Net cash used in financing activities.........     (291,021)     (277,004)
                                                         ------------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...............     (141,464)      (11,985)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........      235,867        12,413
                                                         ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............. $     94,403   $       428
                                                         ============   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash Payments:
     Interest (net of amounts capitalized).............. $    123,563   $   131,236
     Income taxes.......................................       34,974        57,913

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                         STATEMENTS OF RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)

                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                           JUNE 30,                    JUNE 30,
                                 -------------------------    ------------------------
                                     1995           1994          1995         1994
                                 -----------    -----------   -----------  -----------
Balance at Beginning of
   Period......................  $ 2,104,768    $ 1,990,614   $ 2,153,109  $ 2,028,924
Net Income for the Period......      149,323        150,881       192,217      200,840
                                 -----------    -----------   -----------  -----------
   Total.......................    2,254,091      2,141,495     2,345,326    2,229,764
                                 -----------    -----------   -----------  -----------
Deductions - Cash Dividends:

   Preferred...................        7,450          8,403        16,435       16,676
   Common......................       82,250         84,499       164,500      164,495
                                 -----------    -----------   -----------  -----------
      Total....................       89,700         92,902       180,935      181,171
                                 -----------    -----------   -----------  -----------
Balance at End of Period.......  $ 2,164,391    $ 2,048,593   $ 2,164,391  $ 2,048,593
                                 ===========    ===========   ===========  ===========

                       See Notes to Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                        HOUSTON LIGHTING & POWER COMPANY

                          NOTES TO FINANCIAL STATEMENTS

(1) GENERAL

    (a) DISCONTINUED OPERATIONS. On July 6, 1995, Houston Industries Incorporated (Company) sold KBLCOM Incorporated, its cable television subsidiary (KBLCOM), to Time Warner Inc. (Time Warner). For a description of the sale, see Note 10 to these financial statements. The Company's consolidated financial statements for the first and second quarters of 1995 reflect KBLCOM as a discontinued operation. The Company's consolidated financial statements and certain other financial information contained in the Company's and Houston Lighting & Power Company's (HL&P) Annual Report on Form 10-K for the year ended December 31, 1994 (1994 Combined Form 10-K), were restated for consistency to reflect KBLCOM as a discontinued operation. See the Company's and HL&P's Combined Form 8-K (File Nos. 1-7629 and 1-3187) dated May 12, 1995 (Combined Form 8-K). The sale of KBLCOM did not affect the financial statements of HL&P.

    (b) REGULATORY PROCEEDINGS AND LITIGATION. The information presented in the following Notes in this Form 10-Q should be read in conjunction with the Combined Form 8-K, including the Notes to the Company's Consolidated and HL&P's Financial Statements. Notes 1(a), 1(f), 2, 3, 4 and 5 to the Company's Consolidated and HL&P's Financial Statements in the Combined Form 8-K, as updated by the description of developments in the regulatory and litigation matters contained in the notes to these financial statements, are incorporated herein by reference as they relate to the Company and HL&P, respectively.

(2) JOINTLY-OWNED NUCLEAR PLANT

    (a) HL&P INVESTMENT. HL&P is the project manager (and one of four co-owners) of the South Texas Project Electric Generating Station (South Texas Project), which consists of two 1,250 megawatt (MW) nuclear generating units. HL&P has a 30.8 percent interest in the project and bears a corresponding share of capital and operating costs associated with the project. As of June 30, 1995, HL&P's investments (net of $414.2 million accumulated plant depreciation and $127.8 million nuclear fuel amortization) in the South Texas Project and in nuclear fuel, including allowance for funds used during construction, were $2.1 billion and $87.6 million, respectively.

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

        For a discussion concerning litigation by certain current and former employees or contractors of HL&P asserting that their employment was terminated or disrupted in retaliation for their having made safety-related complaints to the NRC, see Note 2(b) of the notes to the financial statements included in the Combined Form 8-K and Note 2(b) to the financial statements included in the Company's and HL&P's Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (Combined Form 10-Q).

        While no prediction can be made at this time as to the ultimate outcome of these matters, the Company and HL&P do not believe that they will have a material adverse effect on the Company's or HL&P's financial condition or results of operations.

    (c) LITIGATION WITH CO-OWNERS OF THE SOUTH TEXAS PROJECT. In February 1994, the City of Austin (Austin), one of the four co-owners of the South Texas Project, filed suit (Austin II Litigation) against HL&P. That suit is now pending in the 11th District Court of Harris County, Texas, having recently been transferred from the 152nd District. It is not currently anticipated that the trial will commence before March 1996. Austin alleges that the outages at the South Texas Project from early 1993 to early 1994 were due to HL&P's failure to perform obligations it owed to Austin under the Participation Agreement among the four co-owners of the South Texas Project (Participation Agreement). Austin also asserts that HL&P breached certain undertakings voluntarily assumed by HL&P on behalf of the co-owners under the terms and conditions of the NRC Operating Licenses and Technical Specifications relating to the South Texas Project. Under its amended pleadings, Austin claims that such failures have caused Austin damages of at least $150 million due to the incurrence of increased operating and maintenance costs, the cost of replacement power and lost profits on wholesale transactions that did not occur.

        In May 1994, the City of San Antonio (San Antonio), another co-owner of the South Texas Project, intervened in the litigation filed by Austin against HL&P and asserted claims similar to those asserted by Austin. Although San Antonio has not specified the damages sought in its complaint, expert reports filed in the litigation have indicated that San Antonio's claims may be in excess of $275 million. HL&P is contesting San Antonio's intervention and has called for arbitration of San Antonio's claim under the arbitration provisions of the Participation Agreement. The trial court denied HL&P's motions to strike San Antonio's intervention and to compel San Antonio to arbitrate its claims against HL&P and in April 1995, the Court of Appeals of the First District of Texas affirmed the trial court's decision. HL&P is seeking further review of these decisions by the Texas Supreme Court.

        For a discussion of a previous lawsuit relating to the South Texas Project filed in 1983 by Austin against the Company and HL&P (in which the Company and HL&P prevailed), of certain claims by San Antonio against the Company and HL&P and the related arbitration thereof, and of the
                                      -15-

        settlement entered into by the Company, HL&P and Central and South West Corporation, see Note 2(c) of the notes to the financial statements included in the Combined Form 8-K.

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

    (e) NUCLEAR DECOMMISSIONING. For a discussion of nuclear decommissioning costs, the Company's decommissioning funding level and the accounting for debt and equity securities held by the decommissioning trust, see
        Note 2(e) of the notes to financial statements included in the Combined Form 8-K.

    (f) DEFERRED PLANT COSTS. For a discussion of deferred plant costs, see Note 1(f) of the notes to the financial statements included in the Combined Form 8-K. The amortization of these deferrals totaled $6.4 million and $12.9 million for the three and six months ended June 30, 1995, respectively, and is included on the Company's Statements of Consolidated Income and HL&P's Statements of Income in depreciation and amortization expense.

(3) RATE REVIEW, FUEL RECONCILIATION AND OTHER PROCEEDINGS

    In February 1994, the Public Utility Commission of Texas (Utility Commission) initiated a proceeding (Docket No. 12065) to determine whether HL&P's existing rates are just and reasonable and to reconcile HL&P's fuel costs from April 1, 1990 to July 31, 1994. The Utility Commission also initiated a separate proceeding (Docket No. 13126) to review issues regarding the prudence of operation of the South Texas Project from the date of commercial operation through the present (a period including the outage at the South Texas Project during 1993 and 1994).

    In February 1995, all major parties to these proceedings signed an agreement resolving the issues with respect to HL&P, including the prudence issues related to operation of the South Texas Project (Proposed Settlement). In July 1995, an Administrative Law Judge (ALJ) recommended that the Utility Commission issue a final order consistent with the Proposed Settlement. A decision is expected by the Utility Commission at a Final Order Meeting scheduled for August 30, 1995.

    Under the Proposed Settlement, HL&P's base rates would be reduced by approximately $62 million per year, effective retroactively to January 1, 1995, and HL&P would be precluded from seeking rate increases for three years, subject to certain conditions. Under the Proposed Settlement, HL&P would amortize its remaining investment ($211 million as of June 30, 1995) in the cancelled Malakoff Electric Generating Station (Malakoff) plant over a period not to exceed
                                      -16-

    seven years. HL&P also would increase its decommissioning expense for the South Texas Project by $9 million per year.

    The Proposed Settlement also provides HL&P the option to write down a portion of its investment in the South Texas Project during the five-year period commencing January 1, 1995. The parties to the Proposed Settlement agreed that up to $50 million per year of any write down would be treated as a reasonable and necessary expense during routine reviews of HL&P's earnings and any rate review proceeding initiated against HL&P. In the second quarter of 1995, HL&P recorded a $7 million write down of its investment in the South Texas Project pursuant to this provision of the Proposed Settlement, which amount is included on the Company's Consolidated and HL&P's Statements of Income in depreciation and amortization expense.

    Until the approval of the Proposed Settlement by the Utility Commission, HL&P's existing rates will continue in effect; however, HL&P's financial statements for 1995 reflect the estimated effects of the Proposed Settlement. In the second quarter and first six months of 1995, HL&P's pre-tax earnings were reduced by approximately $39 million and $56 million, respectively, which represent the estimated effects of the Proposed Settlement on revenues and expenses. Included in these reductions are charges of $7 million related to the South Texas Project investment as discussed above and a one-time, pre-tax charge of $9 million incurred in connection with certain mine-related costs which were not previously recorded and are not recoverable under the terms of the Proposed Settlement. (See Note 5 to these financial statements.) Deferred revenues are included on the Company's Consolidated and HL&P's Balance Sheets in other deferred credits subject to refund in the event the Proposed Settlement is approved.

    Under the terms of the Proposed Settlement, HL&P previously agreed that approximately $70 million of fuel expenditures and related interest incurred during the fuel reconciliation period would not be recoverable from ratepayers. This $70 million was recorded in December 1994 as a one-time, pre-tax charge to reconcilable fuel revenues and will be refunded to ratepayers in the event that the Proposed Settlement is approved by the Utility Commission.

    For additional information regarding Docket Nos. 12065 and 13126, see Note 3 to the financial statements included in the Combined Form 10-Q, which note is incorporated herein by reference.

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

        The Utility Commission's order in Docket No. 9850 was affirmed on review by a District Court, and the Court of Appeals for the 3rd District at Austin (Austin Court of Appeals) affirmed that decision on procedural grounds due to the failure of the Appellant to file the statement of facts with the court in a timely manner. On review, the Texas Supreme Court has remanded the case to the Austin Court of Appeals for consideration of any asserted errors of law that may be evident from the face of the Utility Commission's order. The Appellant has raised issues regarding deferred accounting, the treatment of federal income tax expense and certain other matters. As to federal tax issues, in an appeal involving GTE-SW (to which HL&P was not a party), the Texas Supreme Court held in April 1995 that the Utility Commission is not required by the Public Utility Regulatory Act of 1975, as amended (PURA) to take into account the tax effects of expenses disallowed for rate making purposes in determining a utility's federal income tax expense for rate making purposes, that the Utility Commission has discretion in determining the utility's "fair share" of tax savings when a utility pays federal income taxes as part of a consolidated group, and is not required to reduce utility tax expense by savings resulting from unregulated activities. The GTE-SW opinion clarified a 1987 Texas Supreme Court decision in an HL&P case and rejected arguments that the HL&P decision required utility tax expense to be calculated on the basis of "actual taxes paid". Although no assurance can be given in this matter, the Company believes that if the principles and rationale of the GTE-SW decision discussed above were applied, the Utility Commission's treatment of the tax issue in Docket No. 9850 should be upheld.

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

        In August 1994, the Austin Court of Appeals affirmed the Utility Commission's order in Docket No. 8425 on all matters other than the Utility Commission's treatment of tax savings associated with deductions taken for expenses disallowed from cost of service. The court held that the Utility Commission had failed to require that such tax savings be passed on to ratepayers. Both HL&P and other parties sought review by the Texas Supreme Court, which granted discretionary review as to the issue of certain Malakoff plant expenditures treated as "Plant Held for Future Use", and brought the entire case before it for consideration, including the tax issue raised by HL&P. The case has been scheduled for oral argument in September 1995 by the Texas Supreme Court.

        Although no assurance can be given in this matter, the Company believes that if the principles and rationale of the GTE-SW decision discussed in
        Note 4(a) above were applied, the Utility Commission's treatment of the tax issue in Docket No. 8425 should be upheld.


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

        Under the Proposed Settlement, OPUC, HL&P and the City of Houston each has agreed to dismiss its respective appeals of Docket No. 6668. A separate party to this appeal, however, has not agreed to dismiss its appeal. If this party does not elect to dismiss its appeal, HL&P may elect to maintain its appeal, whereupon OPUC and the City of Houston shall also be entitled to maintain their appeals.

(5) MALAKOFF

    For a discussion of the current and Proposed Settlement rate treatment of HL&P's investment in Malakoff and related matters, see Note 3 of the notes to these financial statements and Note 5 of the notes to the financial statements included in the Combined Form 8-K.

(6) COMMON STOCK

    (a) COMPANY. At June 30, 1995 and December 31, 1994, the Company had authorized 400,000,000 shares of common stock, of which 123,876,880 and 123,526,350 shares, respectively, were outstanding. Outstanding shares exclude the unallocated Employee Stock Ownership Plan shares which as of June 30, 1995 and December 31, 1994 were 7,459,354 and 7,770,313, respectively.

    (b) HL&P. All issued and outstanding Class A voting common stock of HL&P is held by the Company and all issued and outstanding Class B non-voting common stock of HL&P is held by Houston Industries (Delaware) Incorporated (HI Delaware), a wholly-owned subsidiary of the Company.

(7) HL&P PREFERRED STOCK

    At June 30, 1995, and December 31, 1994, HL&P had 10,000,000 shares of preferred stock authorized, of which 4,318,397 and 5,232,397 shares, respectively, were outstanding.

    In April 1995, HL&P redeemed, at $100 per share, 514,000 shares of its $9.375 cumulative preferred stock. The redemption included 257,000 shares in satisfaction of mandatory sinking fund requirements, and an additional 257,000 shares as an optional retirement.

    In June 1995, HL&P redeemed, at $100 per share, all 400,000 shares of its $8.50 cumulative preferred stock. The redemption included 200,000 shares in satisfaction of mandatory sinking fund requirements, and the remaining 200,000 shares as an optional retirement.

(8) HL&P LONG-TERM DEBT

    In June 1995, HL&P purchased from a third party $19.0 million aggregate principal amount of its 8 3/4% first mortgage bonds due 2022 for a total purchase price of $20.7 million.

    Reference is made to Note 12(b) to these financial statements with respect to HL&P's redemption and refunding of $150,850,000 aggregate principal amount of pollution control revenue bonds subsequent to June 30, 1995.

(9) EARNINGS PER COMMON SHARE

    (a) COMPANY. Earnings per common share for the Company is computed by dividing net income by the weighted average number of shares outstanding during the respective period.

    (b) HL&P. Earnings per share data for HL&P is not computed since all of its common stock is held by the Company and HI Delaware.

(10) DISCONTINUED CABLE TELEVISION OPERATIONS

     On July 6, 1995, the Company closed its sale of KBLCOM to Time Warner in a tax-deferred, stock-for-stock merger valued at approximately $2.4 billion. In anticipation of the sale, effective January 1, 1995, the operations of KBLCOM have been accounted for as discontinued and prior periods were restated for consistency in reflecting KBLCOM as a discontinued operation. The Company recorded a $90.6 million tax benefit in the first quarter of 1995 in recognition of the deferred tax asset arising from the Company's excess tax basis in KBLCOM stock. Based on a Time Warner common stock price of $43.25 on July 6, 1995, the Company will recognize in the third quarter of 1995 an additional after-tax gain estimated to be $690 million, which is subject to post closing adjustments. For additional information regarding the sale of KBLCOM, see the Company's Current Report on Form 8-K (File No. 1-7629) dated July 6, 1995, which is incorporated herein by reference. For a presentation of the Company's financial statements for the years 1992 through 1994 which reflects KBLCOM on a discontinued operations basis, reference is made to the Company's Consolidated Financial Statements contained in the Combined Form 8-K.

     Operating results from discontinued operations for the six months ended June 30, 1995 and 1994 were as follows:

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          ------------------------
                                                                             1995           1994
                                                                          ---------      ---------
                                                                            (Thousands of Dollars)
        Revenues......................................................     $139,440      $ 122,274
        Operating expenses (1)........................................       84,487         78,150
                                                                           --------      ---------
        Gross operating margin (1)....................................       54,953         44,124
        Depreciation, amortization, interest and other                       75,063         63,652
        Income tax benefit............................................       (4,174)        (4,444)
        Deferred loss (2).............................................      (15,936)
                                                                           --------      ---------
        Loss from discontinued operations (3).........................     $      0      ($ 15,084)
                                                                           ========      =========

------------

        (1) Exclusive of depreciation and amortization.

        (2) The net loss from discontinued operations of KBLCOM for the six months ended June 30, 1995 was deferred by the Company until the sale is recognized in the third quarter of 1995. The deferred loss is included on the Company's Consolidated Balance Sheets in net assets of discontinued cable television operations.

        (3) Loss from discontinued operations of KBLCOM excludes the effects of corporate overhead charges and includes interest expense relating to the amount of intercompany debt that Time Warner purchased from the Company.

        Net assets of discontinued operations were as follows:

                                                          JUNE 30, 1995  DECEMBER 31, 1994
                                                          -------------  -----------------
                                                                (Thousands of Dollars)
        Assets:
          Cable television property, net of accumulated
            depreciation of $179,200 and $161,402 for
            1995 and 1994, respectively.................   $   297,829      $   276,624
          Equity in cable television partnerships.......       185,368          160,363
          Intangible assets.............................     1,007,243        1,029,440
          Other assets..................................        49,894           43,625
                                                           -----------      -----------
            Total assets................................     1,540,334        1,510,052
        Less:
          Cable television debt.........................      (463,782)        (504,580)
          Accumulated deferred income taxes.............      (313,585)        (316,241)
          Other liabilities.............................       (61,637)         (70,249)
                                                           -----------      -----------
            Net assets..................................   $   701,330      $   618,982
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

(11) CHANGE IN ACCOUNTING FOR THE COMPANY AND HL&P

     The Company and HL&P recorded in the first quarter of 1994 a one-time, after-tax charge to income of $8.2 million resulting from the Company's and HL&P's adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employer's Accounting for Postemployment Benefits", effective January 1, 1994. For additional information regarding SFAS No. 112, see Note 9 to the financial statements included in the Combined Form 10-Q.

(12) SUBSEQUENT EVENTS

     (a) COMPANY. The Company offered eligible employees (excluding officers) of the Company, HL&P and Houston Industries Energy, Inc. (HI Energy) who were 55 years of age or older and had at least 10 years of service as of July 31, 1995 an incentive program to retire early. For employees electing early retirement, the program would add five years of service credit and five years in age up to 35 years of service and age 65, respectively, in determining an employee's pension. Each participating employee (under age 62) would also receive a supplemental benefit to age 62. During July 1995, the early retirement incentive was accepted by approximately 290 employees.

          Pension benefits and supplemental benefits (if applicable) are being paid out from the Houston Industries Incorporated Retirement Trust. Upon adoption of the early retirement plan, the projected benefit obligations pertaining to HL&P's retirement plan and supplemental benefits will be increased by approximately $27 million and $5 million, respectively. Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation", HL&P will defer the costs associated with the increases in these benefit obligations and will amortize the costs over a period which corresponds to the estimated period over which savings will offset these additional costs.

     (b) HL&P. During July 1995, the Brazos River Authority and the Matagorda County Navigation District Number One issued on behalf of HL&P $150,850,000 aggregate principal amount of revenue refunding bonds collateralized by HL&P's first mortgage bonds. The new bonds bear an initial interest rate of 5.8%, variable at HL&P's option after a five-year no-call period, and mature in 2015. Proceeds from these issuances will be used in 1995 to redeem, at 102% of their aggregate principal amount, pollution control revenue bonds aggregating $150,850,000 and bearing a weighted average interest rate of 9.9%.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                 CURRENT ISSUES
HL&P

RATE REVIEW, FUEL RECONCILIATION AND OTHER PROCEEDINGS. In February 1994, the Utility Commission initiated a proceeding (Docket No. 12065) to determine whether HL&P's existing rates are just and reasonable and to reconcile HL&P's fuel costs from April 1, 1990 to July 31, 1994. The Utility Commission initiated a separate proceeding (Docket No. 13126) to review issues regarding the prudence of operation of the South Texas Project from the date of commercial operation through the present. In February 1995, all major parties to these proceedings signed a settlement agreement resolving the issues with respect to HL&P, including the prudence issues related to the operation of the South Texas Project. In July 1995, an ALJ recommended that the Utility Commission issue a final order consistent with the Proposed Settlement. A decision is expected by the Utility Commission at a Final Order Meeting scheduled for August 30, 1995.

Under the Proposed Settlement, HL&P's base rates would be reduced by approximately $62 million per year, effective retroactively to January 1, 1995, and HL&P would be precluded from seeking rate increases for three years, subject to certain conditions. Under the Proposed Settlement, HL&P would amortize its remaining investment ($211 million as of June 30, 1995) in the cancelled Malakoff plant, over a period not to exceed seven years. The Proposed Settlement also provides HL&P the option to write down a portion of its investment in the South Texas Project during the five-year period commencing January 1, 1995. The parties to the Proposed Settlement agreed that up to $50 million per year of any write down would be treated as a reasonable and necessary expense during routine reviews of HL&P's earnings and any rate review proceeding initiated against HL&P. Decommissioning expenses for the South Texas Project would increase by $9 million per year under the Proposed Settlement.

The estimated effects of the Proposed Settlement have been recorded on HL&P's financial statements effective as of January 1, 1995. In the second quarter and first six months of 1995, the Proposed Settlement reduced HL&P's pre-tax earnings by approximately $39 million and $56 million, respectively. These reductions reflect HL&P's decision in the second quarter to write off (i) $7 million of its investment in the South Texas Project discussed above and (ii) the one-time, pre-tax charge of $9 million incurred in connection with certain mine-related costs which were not previously recorded and are not recoverable under the terms of the Proposed Settlement.

Under the terms of the Proposed Settlement, HL&P previously agreed that approximately $70 million of fuel expenditures and related interest incurred during the fuel reconciliation period would not be recoverable from ratepayers. This $70 million was recorded in December 1994 as a one-time, pre-tax charge to reconcilable fuel revenues and will be refunded to ratepayers in the event that the Proposed Settlement is approved by the Utility Commission. For additional information regarding the Proposed Settlement, see Note 3 to the Company's Consolidated and HL&P's Financial Statements (Financial Statements) in Item 1 of this Report.

COMPETITION. HL&P and other members of the electric utility industry, like other regulated industries, continue to be subject to technological, regulatory and economic pressures that are increasing competition and offer the possibility for fundamental changes in the industry and its regulation.

In its 1995 session, pursuant to Sunset legislation, the Texas Legislature considered the reenactment of PURA, the basic statute governing the regulation of electric utilities in Texas. During that legislative debate, a number of proposals were made by utilities and others to change various provisions of the regulatory structure, particularly in response to developing competition in the industry. Although a number of administrative and procedural changes were made to PURA, the law as reenacted generally preserves the basic regulatory framework that has existed with respect to electric utilities such as HL&P. However, new provisions were added allowing for increased competition in connection with wholesale sales, including the recognition of wholesale generators and power marketers, who may engage in sales activities without regulation as electric utilities. Provisions regarding access by non-utility generators to transmission facilities were added, as were new provisions regarding rates charged by utilities for transmission of power for themselves and for third parties. The effect of these revisions likely will be an increase in competition for wholesale sales in Texas, but HL&P's wholesale sales traditionally have accounted for less than 1% of its total revenues.

For additional information regarding the impact of competition on HL&P's business, see "Business of HL&P - Competition" and "Regulation of the Company - Federal" in Part I of the 1994 Combined Form 10-K and Note 1(a) of the notes to the financial statements included in the Combined Form 8-K, which information is incorporated herein by reference.

DISCONTINUED CABLE TELEVISION OPERATIONS

On July 6, 1995, the Company closed its sale of KBLCOM to Time Warner in a tax-deferred, stock-for-stock merger valued at approximately $2.4 billion. In anticipation of the sale, effective January 1, 1995, the operations of KBLCOM have been accounted for as discontinued and prior periods were restated for consistency in reflecting KBLCOM as a discontinued operation. The Company recorded a $90.6 million tax benefit in the first quarter of 1995 in recognition of the deferred tax asset arising from the Company's excess tax basis in KBLCOM stock. Based on a Time Warner common stock price of $43.25 on July 6, 1995, the Company will recognize in the third quarter of 1995 an additional after-tax gain estimated to be $690 million, which is subject to post closing adjustments. For additional information regarding the sale of KBLCOM, see the Company's Current Report on Form 8-K (File No. 1-7629) dated July 6, 1995, which is incorporated herein by reference. For a presentation of the Company's financial statements for the years 1992 through 1994 which reflects KBLCOM on a discontinued operations basis, reference is made to the Company's Consolidated Financial Statements contained in the Combined Form 8-K.

                              RESULTS OF OPERATIONS

COMPANY

Summary of selected financial data for the Company and its subsidiaries is set forth below:

                                       THREE MONTHS ENDED JUNE 30,
                                       ---------------------------    PERCENT
                                          1995            1994        CHANGE
                                      ------------    ------------    ------
                                                       (Restated)
                                         (Thousands of Dollars)

      Revenues.........................  $ 978,225      $1,004,906      (3)
      Operating Expenses...............    683,839         706,435      (3)
      Operating Income.................    294,386         298,471      (1)
      Interest and Other Charges.......     80,037          81,253      (1)
      Income Taxes.....................     65,709          76,654     (14)
      Discontinued Operations..........                     (7,583)      -
      Net Income.......................    133,260         126,725       5

                                       SIX MONTHS ENDED JUNE 30,
                                     -----------------------------    PERCENT
                                          1995            1994        CHANGE
                                     -------------    ------------    ------
                                                       (Restated)
                                         (Thousands of Dollars)

      Revenues......................... $1,724,391      $1,826,487      (6)
      Operating Expenses...............  1,306,704       1,378,359      (5)
      Operating Income.................    417,687         448,128      (7)
      Interest and Other Charges.......    161,432         160,895       -
      Income Taxes.....................     76,136          99,306     (23)
      Discontinued Operations..........     90,607         (15,084)      -
      Net Income.......................    247,716         152,623      62

The Company had consolidated earnings per share of $1.08 for the second quarter of 1995, compared to consolidated earnings per share of $1.03 for the second quarter of 1994. Consolidated earnings per share for the six months ended June 30, 1995 was $2.00 per share, compared to $1.25 per share for the same period in 1994. The increase in earnings for the six months ended June 30, 1995 is due to the recognition in the first quarter of 1995 of a $90.6 million tax benefit in recognition of the deferred tax asset arising from the Company's excess tax basis in KBLCOM stock, partially offset by the estimated effects of HL&P's Proposed Settlement which reduced operating income as discussed below. The Company's earnings per share for the six months ended June 30, 1995 would have been $1.27 per share without the tax benefit.

HL&P

Summary of selected financial data for HL&P is set forth below:

                                       THREE MONTHS ENDED JUNE 30,
                                      ----------------------------    PERCENT
                                          1995            1994        CHANGE
                                      ------------    ------------    ------
                                         (Thousands of Dollars)

      Revenues......................... $  978,225      $1,004,906      (3)
      Operating Expenses (1)...........    760,806         788,064      (3)
      Operating Income (1).............    217,419         216,842       -
      Interest Charges.................     61,055          63,281      (4)
      Income After Preferred Dividends.    141,873         142,478       -

                                       SIX MONTHS ENDED JUNE 30,
                                     -----------------------------    PERCENT
                                         1995             1994        CHANGE
                                     -------------    ------------    ------
                                         (Thousands of Dollars)

      Revenues......................... $1,724,391      $1,826,487      (6)
      Operating Expenses (1)...........  1,402,406       1,486,766      (6)
      Operating Income (1).............    321,985         339,721      (5)
      Interest Charges.................    123,903         126,331      (2)
      Income After Preferred Dividends.    175,782         184,164      (5)
---------------

      (1)  Inclusive of income taxes

In the second quarter and first six months of 1995, HL&P's pre-tax earnings were reduced by approximately $39 million and $56 million, respectively, which represents the estimated effects of the Proposed Settlement on revenues and expenses. For information regarding HL&P's current regulatory proceedings and the Proposed Settlement, see "CURRENT ISSUES - HL&P - Rate Review, Fuel Reconciliation and Other Proceedings" above and Note 3 to the Financial Statements in Item 1 of this Report.

OPERATING REVENUES AND SALES

Operating revenues decreased $26.7 million for the second quarter of 1995 and $102.1 million for the first six months of 1995, compared to the same periods in 1994. The decreases were primarily due to decreases in reconcilable fuel revenues of $49.9 million and $114.9 million, respectively, and the effects of the settlement-related rate reduction of $19.7 million and $33.6 million, respectively, for these same comparative periods. These decreases were partially offset by increases in kilowatt-hour (KWH) sales during the periods. For the second quarter and first six months of 1995, residential KWH sales increased 8% and 4%, respectively, compared to the same periods in 1994, while commercial KWH sales increased 4% and 5%, respectively, for the same periods. The increases in residential and commercial sales were due to growth in the number of customers and usage within these classes. Additionally, warmer weather experienced in the second quarter of 1995 compared to 1994 contributed to increased residential sales. Firm industrial KWH sales decreased 4% and 3% for the second quarter and first six months of 1995, respectively, compared to the same periods in 1994. However, industrial base revenues for these periods were essentially flat due to the expiration in December 1994 of HL&P's discounted economic development tariff. Firm industrial sales exclude electricity sold at a reduced rate under agreements which allow HL&P to interrupt service under some circumstances.

FUEL AND PURCHASED POWER EXPENSES

Fuel expenses, while relatively unchanged for the second quarter, decreased $30.6 million for the first six months of 1995 compared to the same period of 1994. The decrease was primarily due to a decrease in the unit cost of gas and an increase in nuclear generation which has a per unit fuel cost that is substantially lower than HL&P's other fuel sources. The average cost of fuel for the second quarter and first six months of 1995 was $1.66 per million British Thermal Units (MMBtu) and $1.65 per MMBtu, respectively, compared to $1.63 per MMBtu and $1.71 per MMBtu for the same periods in 1994. Purchased power expense decreased $53.1 million and $86.0 million for the second quarter and first six months of 1995 when compared to the same period in 1994 primarily due to the expiration of firm purchased power contracts.

OPERATION AND MAINTENANCE, DEPRECIATION AND AMORTIZATION, AND OTHER

Operation and maintenance expense for the second quarter and first six months of 1995 increased $13.6 million and $18.2 million, respectively, compared to the same periods in 1994. Substantially all of the increase in operation and maintenance expense resulted from a lump sum wage increase under a union contract and increased litigation expenses. Depreciation and amortization expense for the second quarter and first six months of 1995 increased $12.3 million and $17.3 million, respectively, compared to 1994, primarily due to an increase in depreciable property and increases recorded as a result of the Proposed Settlement (see "CURRENT ISSUES - HL&P - Rate Review, Fuel Reconciliation and Other Proceedings" above and Note 3 to the Financial Statements in Item 1 of this Report). Other taxes increased $9.5 million in the first six months of 1995 compared to the same period in 1994, primarily due to increased state franchise tax obligations. Substantially all of the increase in the loss attributable to other-net was the one-time, pre-tax charge of $9 million incurred in connection with certain mine-related costs which were not previously recorded and are not recoverable under the terms of the Proposed Settlement.

                         LIQUIDITY AND CAPITAL RESOURCES

COMPANY

GENERAL

The Company's cash requirements stem primarily from operating expenses, capital expenditures, payment of common stock dividends, payment of preferred stock dividends and interest and principal payments on debt. Net cash provided by operating activities totaled $344.1 million for the six months ended June 30, 1995.

Net cash used in investing activities for the six months ended June 30, 1995, totaled $257.0 million, primarily due to electric capital expenditures of $133.2 million (including allowance for borrowed funds used during construction), corporate headquarters expenditures (including capitalized interest) of $56.9 million and discontinued cable television operations expenditures of $47.0 million.

Financing activities for the first six months of 1995 resulted in a net cash outflow of $59.9 million. The Company's primary financing activities were the increase in short-term borrowings offset by the payment of dividends, the redemption of preferred stock and the extinguishment and repayment of long-term debt. For information with respect to these matters, reference is made to Notes 7, 8, and 10 to the Financial Statements in Item 1 of this Report.

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

The Company's outstanding commercial paper at June 30, 1995 was approximately $698.2 million, which is supported by an $800 million bank credit facility.

On July 6, 1995, the Company closed its sale of KBLCOM to Time Warner in a tax-deferred, stock-for-stock merger. In exchange for KBLCOM's common stock, Time Warner issued to the Company one million shares of its common stock and 11 million shares of a newly-issued series of its convertible preferred stock. Such securities were valued at approximately $1.1 billion based, in part, on the closing price of Time Warner common stock on July 6 ($43.25 per share). In addition, Time Warner purchased from the Company for cash approximately $621 million of KBLCOM's outstanding intercompany indebtedness and assumed approximately $650 million of KBLCOM's external debt and other liabilities. The preferred stock is convertible into approximately 22.9 million shares of Time Warner common stock. Until the earlier of conversion or July 6, 1999, the terms of the preferred stock provide for the payment of an annual dividend of at least $3.75 per share. After four years, Time Warner will have the right to exchange the preferred stock for common stock at the stated conversion rate. After five years, Time Warner will have the right to redeem all or part of the preferred stock at its liquidation preference of $100 per share, plus accrued and unpaid dividends thereon to the date fixed for redemption. The Company believes that the transaction will improve its liquidity by exchanging the Company's investment in KBLCOM for cash and marketable securities. For more information concerning the sale, see the Company's Current Report on Form 8-K dated July 6, 1995, which is incorporated herein by reference.

The Company recorded a $90.6 million tax benefit in the first quarter of 1995 in recognition of the deferred tax asset arising from the Company's excess tax basis in KBLCOM stock. Based, in part, on a Time Warner common stock price of $43.25 on July 6, 1995, the Company will recognize in the third quarter of 1995 an additional after-tax gain estimated to be $690 million, which is subject to post closing adjustments.

In accordance with SFAS No. 115, "Accounting for Certain Investments in
Debt and Equity Securities," the Time Warner stock will be classified as "available-for-sale securities" and recorded by the Company at fair value. Unrealized holding gains and losses will be excluded from earnings and reported as a component of shareholders' equity until the securities are sold.

The $621 million of proceeds received in connection with the sale of KBLCOM has initially been used to retire short-term indebtedness of the Company under its commercial paper program. It is anticipated that the proceeds ultimately will be used for general corporate purposes, including but not limited to the redemption of or retirement of indebtedness of the Company, the advance or contribution of funds to one or more subsidiaries to be used for their general corporate purposes or (depending on market and other conditions) the possible repurchase of outstanding shares of the Company's common stock.

In June 1995, a subsidiary of HI Energy, the Company's non-regulated electric power subsidiary, entered into an agreement to construct, own and operate a 160 MW cogeneration facility to be built adjacent to a steel plant in San Nicolas, Argentina. The projected completion date for the project is October 15, 1997. The plant is to be constructed by a consortium composed of GE Power Systems, Inc. and an Argentine construction company. The construction contract provides, subject to certain adjustments, for a contract price of approximately $65 million to be paid in installments during the construction of the project. Upon completion, the project will sell steam to the steel plant and sell electricity on the wholesale Argentina electricity market. The project is subject to the satisfaction of certain conditions precedent, prior to September 15, 1995, including the obtaining of required regulatory permits and an exemption from certain Argentine customs duties.

RATIOS OF EARNINGS TO FIXED CHARGES

The Company's ratios of earnings to fixed charges for the six and twelve months ended June 30, 1995 were 2.34 and 2.77, respectively. The Company believes that the ratio for the six-month period is not necessarily indicative of the ratio for a twelve-month period due to the seasonal nature of HL&P's business.

HL&P

GENERAL

HL&P's cash requirements stem primarily from operating expenses, capital expenditures, payment of dividends and interest and principal payments on debt. HL&P's net cash provided by operating activities for the first six months of 1995 totaled $374.6 million.

Net cash used in HL&P's investing activities for the first six months of 1995 totaled $225.1 million. HL&P's capital and nuclear fuel expenditures (excluding allowance for funds used during construction) for the first six months of 1995 totaled $215.2 million out of the $449 million revised annual budget. HL&P expects to finance substantially all of its 1995 capital expenditures through funds generated internally from operations.

HL&P's financing activities for the first six months of 1995 resulted in a net cash outflow of approximately $291.0 million. Included in these activities were the payment of dividends, the redemption of preferred stock, and the extinguishment of long-term debt. For information with respect to these matters, reference is made to Notes 7 and 8 to the Financial Statements in Item 1 of this Report.

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

At June 30, 1995, HL&P had approximately $94 million in cash and cash equivalents invested in short-term investments. In addition, HL&P has a commercial paper program supported by a bank credit facility of $400 million. HL&P had no commercial paper outstanding at June 30, 1995.

RATIOS OF EARNINGS TO FIXED CHARGES

HL&P's ratios of earnings to fixed charges for the six and twelve months ended June 30, 1995 were 3.17 and 3.70, respectively. HL&P's ratios of earnings to fixed charges and preferred dividends for the six and twelve months ended June 30, 1995, were 2.67 and 3.12, respectively. HL&P believes that the ratios for the six-month period are not necessarily indicative of the ratios for a twelve-month period due to the seasonal nature of its business.

                          NEW ACCOUNTING PRONOUNCEMENTS

In October 1994, the Financial Accounting Standards Board (FASB) issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," effective for fiscal years ending after December 15, 1994. SFAS No. 119 extends current disclosure practices set forth in SFAS No. 105 "Disclosure of Information about Financial Instruments with
Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and SFAS No. 107 "Disclosures about Fair Value of Financial Instruments." SFAS No. 119 requires companies to disclose information about the amounts, nature and terms for all derivative financial instruments not within the scope of SFAS No. 105. The Company and HL&P adopted SFAS No. 119 with no effect on the Company or HL&P's financial condition or results of operations.

In March 1995, FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This accounting standard, effective for fiscal years beginning after December 15, 1995, requires companies to review certain assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (such determination generally being made on the basis of whether net cash flows expected to result from such assets will recover the carrying amount of the assets). If an impairment is found to exist, the impairment loss to be recognized is the amount by which the carrying amount exceeds the fair value. The Company and HL&P are currently reviewing the provisions of SFAS No. 121, but, based on current estimates, the Company and HL&P do not expect the adoption of SFAS No. 121 to have a material impact on the Company's or HL&P's financial condition or results of operations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

            For a description of legal proceedings affecting the Company and its subsidiaries, including HL&P, reference is made to the information set forth in Item 3 of the 1994 Combined Form 10-K, Item 1 of Part II of the Combined Form 10-Q, Notes 2, 3 and 4 to the Company's Consolidated and HL&P's Financial Statements in the Combined Form 8-K and Notes 2(b) and 3 to the Company's Consolidated and HL&P's Financial Statements in the Combined Form 10-Q, which information, as qualified and updated by the description of developments in regulatory and litigation matters contained in Notes 2, 3 and 4 of the Notes to the Financial Statements included in Part I of this Report, is incorporated herein by reference.

            GULF STATES UTILITIES CO. V. HOUSTON LIGHTING & POWER CO., ET AL., formerly pending in the United States District Court for the Southern District of Texas, Houston Division, was dismissed upon joint stipulation of all the parties in June 1995. Under the terms of the Agreement of Compromise and Settlement, HL&P bears its own fees, costs and expenses, but is not required to pay any other amounts.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    HOUSTON INDUSTRIES INCORPORATED:

    Exhibit 10(a) - Sixth Amendment to the Houston Industries Incorporated
                    Executive Incentive Compensation Plan (As Amended and Restated Effective January 1, 1991), Effective August 1, 1995.

    Exhibit 10(b) - Sixth Amendment to the Houston Industries Incorporated
                    Deferred Compensation Plan (As Amended and Restated Effective January 1, 1991), Effective August 1, 1995.

    Exhibit 10(c) - Fifth Amendment to the Houston Industries Incorporated
                    Deferred Compensation Plan (As Amended and Restated Effective January 1, 1989), Effective August 1, 1995.

    Exhibit 10(d) - Fifth Amendment to the Houston Industries Incorporated
                    Deferred Compensation Plan (As Established Effective September 1, 1985), Effective August 1, 1995.

    Exhibit 10(e) - First Amendment to Houston Industries Incorporated Executive
                    Life Insurance Plan (Effective January 1, 1994), Executed June 16, 1995.

    Exhibit 11    - Computation of Earnings per Common Share and Common
                    Equivalent Share.

    Exhibit 12    - Computation of Ratios of Earnings to Fixed Charges.

    Exhibit 27    - Financial Data Schedule.

    Exhibit 99(a) - Notes 1(a), 1(f), 2, 3, 4 and 5 to the Company's
                    Consolidated Financial Statements included on pages 39 through 67 of the Combined Form 8-K.

    Exhibit 99(b) - Notes 2, 3, and 4 to the Company's Consolidated and HL&P's
                    Financial Statements included on pages 71 through 81 of the 1994 Combined Form 10-K.

    Exhibit 99(c) - Notes 2(b), 3 and 9 to the Company's Consolidated and HL&P's
                    Financial Statements included on pages 14 through 18 and 22 of the Combined Form 10-Q.

    Exhibit 99(d) - Part I, Item 3 - Legal Proceedings included on pages 31 through 32 of the 1994 Combined Form 10-K.

    Exhibit 99(e) - Part II, Item 1 - Legal Proceedings included on page 32 of the Combined Form 10-Q.

    Exhibit 99(f) - Part I, Item 1 - Business of HL&P - Competition and
                    Regulation of the Company - Federal included on pages 5 through 7 and 26 of the 1994 Combined Form 10-K.

    Exhibit 99(g) - First Amendment to the Houston Industries Incorporated
                    Savings Plan (As Amended and Restated Effective July 1,
                    1995), Effective June 30, 1995.

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

    Exhibit 99(c) - Notes 2(b), 3 and 9 to the Company's Consolidated and HL&P's
                    Financial Statements included on pages 14 through 18 and 22 of the Combined Form 10-Q.

    Exhibit 99(d) - Part I, Item 3 - Legal Proceedings included on pages 31 through 32 of the 1994 Combined Form 10-K.

    Exhibit 99(e) - Part II, Item 1 - Legal Proceedings included on page 32 of the Combined Form 10-Q.

    Exhibit 99(f) - Part I, Item 1 - Business of HL&P - Competition and
                    Regulation of the Company - Federal included on pages 5 through 7 and 26 of the 1994 Combined Form 10-K.

(b) Reports on Form 8-K.

    HOUSTON INDUSTRIES INCORPORATED:

    Current Report on Form 8-K dated July 6, 1995 (Item 2. Acquisition or Disposition of Assets).

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

Date: August ___, 1995
                                      -35-

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

Date: August ____, 1995