Form 10-Q
period 1995-09-30
HOUSTON INDUSTRIES INC; HOUSTON LIGHTING & POWER CO
filed 1995-11-14
CIK 202131, 48732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 1-7629

                         HOUSTON INDUSTRIES INCORPORATED
             (Exact name of registrant as specified in its charter)

             Texas                                     74-1885573
(State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification No.)

             5 Post Oak Park
         4400 Post Oak Parkway
             Houston, Texas                               77027
(Address of principal executive offices)                (Zip Code)

                       (713) 629-3000
     (Registrant's telephone number, including area code)

                         ------------------------------

Commission file number 1-3187

                        HOUSTON LIGHTING & POWER COMPANY
             (Exact name of registrant as specified in its charter)

             Texas                                     74-0694415
(State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification No.)

            611 Walker Avenue
             Houston, Texas                              77002
(Address of principal executive offices)               (Zip Code)

                                 (713) 228-9211
              (Registrant's telephone number, including area code)
                         ------------------------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 1995, Houston Industries Incorporated had 131,336,234 shares of common stock outstanding, including 7,265,430 ESOP shares not deemed outstanding for financial statement purposes. As of October 31, 1995, all of Houston Lighting & Power Company's outstanding common stock was held, directly or indirectly, by Houston Industries Incorporated.

      HOUSTON INDUSTRIES INCORPORATED AND HOUSTON LIGHTING & POWER COMPANY
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

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

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                                              PAGE NO.
                                                                                                     --------
                  Item 1.      Financial Statements

                  Houston Industries Incorporated and Subsidiaries

                         Statements of Consolidated Income
                         Three Months and Nine Months Ended
                         September 30, 1995 and 1994                                                     3

                         Consolidated Balance Sheets
                         September 30, 1995 and December 31, 1994                                        5

                         Statements of Consolidated Cash Flows
                         Nine Months Ended September 30, 1995 and 1994                                   7

                         Statements of Consolidated Retained Earnings
                         Three Months and Nine Months Ended
                         September 30, 1995 and 1994                                                     9

                         Notes to Consolidated Financial Statements                                     15

                  Houston Lighting & Power Company

                         Statements of Income
                         Three Months and Nine Months Ended
                         September 30, 1995 and 1994                                                    10

                         Balance Sheets
                         September 30, 1995 and December 31, 1994                                       11

                         Statements of Cash Flows
                         Nine Months Ended September 30, 1995 and 1994                                  13

                         Statements of Retained Earnings
                         Three Months and Nine Months Ended
                         September 30, 1995 and 1994                                                    14

                         Notes to Financial Statements                                                  15

                  Item 2.      Management's Discussion and Analysis
                               of Financial Condition and Results of
                               Operations                                                               22

PART II.          OTHER INFORMATION

                  Item 1.      Legal Proceedings                                                        30

                  Item 5.      Other Information                                                        30

                  Item 6.      Exhibits and Reports on Form 8-K                                         31

                  Signatures                                                                            33

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)

                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                                ----------------------------       ----------------------------
                                                                   1995              1994             1995              1994
                                                                ----------        ----------       ----------        ----------
                                                                                  (Restated)                         (Restated)
REVENUES......................................................  $1,171,789        $1,150,946       $2,896,180        $2,977,433
                                                                ----------        ----------       ----------        ----------
EXPENSES:
    Fuel......................................................     269,159           211,235          691,226           663,937
    Purchased power...........................................      50,160           102,225          166,570           304,680
    Operation and maintenance.................................     228,913           212,507          645,092           610,447
    Taxes other than income taxes.............................      62,227            65,184          197,793           191,255
    Depreciation and amortization.............................     127,148            99,831          343,630           299,022
                                                                ----------        ----------       ----------        ----------
       Total..................................................     737,607           690,982        2,044,311         2,069,341
                                                                ----------        ----------       ----------        ----------
OPERATING INCOME..............................................     434,182           459,964          851,869           908,092
                                                                ----------        ----------       ----------        ----------
OTHER INCOME (EXPENSE):
    Allowance for other funds used
       during construction....................................       1,676             1,170            6,319             2,579
    Dividend income...........................................       9,730                              9,730
    Other - net...............................................      (8,103)           (7,509)         (35,756)          (20,938)
                                                                ----------        ----------       ----------        ----------
Total  .......................................................       3,303            (6,339)         (19,707)          (18,359)
                                                                ----------        ----------       ----------        ----------
INTEREST AND OTHER CHARGES:
    Interest on long-term debt................................      75,178            66,368          204,436           199,369
    Other interest............................................       2,777             5,475           21,454            18,510
    Allowance for borrowed funds used
       during construction....................................        (943)           (1,616)          (3,881)           (3,433)
Preferred dividends of subsidiary.............................       6,772             8,305           23,207            24,981
                                                                ----------        ----------       ----------        ----------
Total  .......................................................      83,784            78,532          245,216           239,427
                                                                ----------        ----------       ----------        ----------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING............................     353,701           375,093          586,946           650,306

INCOME TAXES..................................................     117,840           132,854          193,976           232,160
                                                                ----------        ----------       ----------        ----------
INCOME FROM CONTINUING OPERATIONS
    BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING......................................     235,861           242,239          392,970           418,146

DISCONTINUED OPERATIONS (NET OF INCOME
    TAXES):
    Gain on sale of cable television
       subsidiary.............................................     618,088                            708,695
    Loss from discontinued cable
       television operations..................................                        (6,271)                           (21,355)
                                                                ----------        ----------       ----------        ----------
INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING......................................     853,949           235,968        1,101,665           396,791

CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING FOR POSTEMPLOYMENT
    BENEFITS (NET OF INCOME TAXES OF
    $4,415)...................................................                                                           (8,200)
                                                                ----------        ----------       ----------        ----------
NET INCOME....................................................  $  853,949        $  235,968       $1,101,665        $  388,591
                                                                ==========        ==========       ==========        ==========
                                      -3-

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME

EARNINGS PER COMMON SHARE:

      CONTINUING OPERATIONS BEFORE
         CUMULATIVE EFFECT OF CHANGE IN
         ACCOUNTING ..........................................  $    1.90         $    1.97        $    3.17         $    3.41

      DISCONTINUED OPERATIONS:
         Gain on sale of cable television
            subsidiary........................................       4.99                               5.73
         Loss from discontinued cable
            television operations.............................                        (0.05)                             (0.17)

      CUMULATIVE EFFECT OF CHANGE IN
         ACCOUNTING FOR POSTEMPLOYMENT
         BENEFITS.............................................                                                           (0.07)
                                                                ---------         ---------        ---------         ---------
      EARNINGS PER COMMON SHARE...............................  $    6.89         $    1.92        $    8.90         $    3.17
                                                                =========         =========        =========         =========
      DIVIDENDS DECLARED PER COMMON
         SHARE................................................  $    0.75         $    0.75        $    2.25         $    2.25

      WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING (000)....................................    123,947           123,060          123,773           122,665

Pro forma per share and weighted average share information reflecting the stock split effective November 16, 1995.

      CONTINUING OPERATIONS BEFORE
         CUMULATIVE EFFECT OF CHANGE IN
         ACCOUNTING ..........................................  $    0.95         $    0.98        $    1.59         $    1.70

      DISCONTINUED OPERATIONS:
         Gain on sale of cable television
            subsidiary........................................       2.49                               2.86
         Loss from discontinued cable
            television operations.............................                        (0.02)                             (0.09)

      CUMULATIVE EFFECT OF CHANGE IN
         ACCOUNTING FOR POSTEMPLOYMENT
         BENEFITS.............................................                                                           (0.03)
                                                                ---------         ---------        ---------         ---------
      EARNINGS PER COMMON SHARE...............................  $    3.44         $    0.96        $    4.45         $    1.58
                                                                =========         =========        =========         =========
      WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING (000)....................................    247,894           246,120          247,546           245,331

                 See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                        SEPTEMBER 30,            DECEMBER 31,
                                                                                            1995                     1994
                                                                                        -------------           -------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
       Electric plant:
          Plant in service............................................................  $  11,976,652           $  11,743,070
          Construction work in progress...............................................        340,423                 333,180
          Nuclear fuel................................................................        216,494                 212,795
          Plant held for future use...................................................         48,631                 201,741
       Electric plant acquisition adjustments.........................................          3,166                   3,166
       Other property.................................................................         91,975                  85,529
                                                                                        -------------           -------------
                Total.................................................................     12,677,341              12,579,481

       Less accumulated depreciation and amortization.................................      3,807,327               3,527,598
                                                                                        -------------           -------------
                Property, plant and equipment - net...................................      8,870,014               9,051,883
                                                                                        -------------           -------------
CURRENT ASSETS:
       Cash and cash equivalents......................................................         64,527                  10,443
       Special deposits...............................................................          3,932                      10
       Accounts receivable - net......................................................         81,684                  22,149
       Accrued unbilled revenues......................................................         74,928                  38,372
       Time Warner dividends receivable...............................................          9,640
       Fuel stock, at lifo cost.......................................................         49,430                  56,711
       Materials and supplies, at average cost........................................        144,040                 148,007
       Prepayments....................................................................         18,183                  14,398
                                                                                        -------------           -------------
                Total current assets..................................................        446,364                 290,090
                                                                                        -------------           -------------
OTHER ASSETS:
       Net assets of discontinued cable television
          operations..................................................................                                618,982
       Deferred plant costs - net.....................................................        619,580                 638,917
       Deferred debits................................................................        343,909                 281,204
       Regulatory asset - net.........................................................        230,813                 235,463
       Unamortized debt expense and premium on
          reacquired debt.............................................................        161,456                 161,885
       Recoverable project costs - net................................................        237,562                  98,954
       Investment in Time Warner equity securities....................................      1,033,250
       Equity investment in foreign electric utility..................................         28,280                  25,699
                                                                                        -------------           -------------
                Total other assets....................................................      2,654,850               2,061,104
                                                                                        -------------           -------------
                   Total..............................................................  $  11,971,228           $  11,403,077
                                                                                        =============           =============

                 See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                                                               SEPTEMBER 30,            DECEMBER 31,
                                                                                                   1995                     1994
                                                                                               ------------             -----------
CAPITALIZATION:
    Common Stock Equity:
       Common stock, no par value ..................................................           $  2,439,461            $  2,437,638
       Unearned ESOP shares ........................................................               (272,414)               (289,611)
       Retained earnings ...........................................................              2,044,245               1,221,221
                                                                                               ------------            ------------
                 Total common stock equity .........................................              4,211,292               3,369,248
                                                                                               ------------            ------------
    Preference Stock, no par value, authorized
       10,000,000 shares; none outstanding

    Cumulative Preferred Stock of Subsidiary, no par value:
          Not subject to mandatory redemption ......................................                351,345                 351,345
          Subject to mandatory redemption ..........................................                 51,055                 121,910
                                                                                               ------------            ------------
                 Total cumulative preferred stock ..................................                402,400                 473,255
                                                                                               ------------            ------------
    Long-Term Debt:
       Debentures ..................................................................                548,867                 548,729
       Long-term debt of subsidiaries:
          First mortgage bonds .....................................................              2,997,668               3,020,400
          Pollution control revenue bonds ..........................................                  4,419                 155,247
          Other ....................................................................                  6,908                   9,757
                                                                                               ------------            ------------
                 Total long-term debt ..............................................              3,557,862               3,734,133
                                                                                               ------------            ------------
                    Total capitalization ...........................................              8,171,554               7,576,636
                                                                                               ------------            ------------
CURRENT LIABILITIES:
    Notes payable ..................................................................                                        423,291
    Accounts payable ...............................................................                115,451                 159,225
    Taxes accrued ..................................................................                231,193                 169,690
    Interest accrued ...............................................................                 87,669                  73,527
    Dividends accrued ..............................................................                 98,502                  98,469
    Accrued liabilities to municipalities ..........................................                 27,531                  21,307
    Customer deposits ..............................................................                 62,897                  64,905
    Current portion of long-term debt and preferred stock ..........................                179,449                  49,475
    Other ..........................................................................                 70,376                  64,026
                                                                                               ------------            ------------
                    Total current liabilities ......................................                873,068               1,123,915
                                                                                               ------------            ------------
DEFERRED CREDITS:
    Accumulated deferred federal income taxes ......................................              2,036,986               1,763,230
    Unamortized investment tax credit ..............................................                397,007                 411,580
    Fuel-related credits ...........................................................                119,087                 242,912
    Other ..........................................................................                373,526                 284,804
                                                                                               ------------            ------------
                    Total deferred credits .........................................              2,926,606               2,702,526
                                                                                               ------------            ------------
COMMITMENTS AND CONTINGENCIES

                       Total .......................................................           $ 11,971,228            $ 11,403,077
                                                                                               ============            ============

                 See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                                                                                            NINE MONTHS ENDED
                                                                                                               SEPTEMBER 30,
                                                                                                       ----------------------------
                                                                                                         1995                1994
                                                                                                       ---------          ---------
                                                                                                                          (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income from continuing operations .......................................................         $ 392,970          $ 418,146

     Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Depreciation and amortization ........................................................           343,630            299,022
        Amortization of nuclear fuel .........................................................            21,892             13,352
        Deferred income taxes ................................................................            53,855             69,898
        Investment tax credit ................................................................           (14,573)           (14,560)
        Allowance for other funds used during
           construction ......................................................................            (6,319)            (2,579)
        Fuel refund ..........................................................................          (189,389)
        Fuel cost over recovery ..............................................................            55,905            152,130
        Net cash provided by discontinued cable television
           operations ........................................................................            16,391             12,180
        Changes in other assets and liabilities:
           Accounts receivable and accrued unbilled revenues .................................           (96,091)           (21,422)
           Inventory .........................................................................            11,248              6,896
           Other current assets ..............................................................           (17,347)            15,464
           Accounts payable ..................................................................           (43,774)           (72,471)
           Interest and taxes accrued ........................................................            75,645              7,978
           Other current liabilities .........................................................            10,569             13,475
           Other - net .......................................................................            31,058             55,114
                                                                                                       ---------          ---------
               Net cash provided by operating activities .....................................           645,670            952,623
                                                                                                       ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Electric capital and nuclear fuel expenditures
        (including allowance for borrowed funds used
        during construction) .................................................................          (206,474)          (297,861)
     Non-regulated electric power project expenditures .......................................           (12,388)              (431)
     Corporate headquarters expenditures (including
        capitalized interest) ................................................................           (78,828)           (22,558)
     Settlement of subsidiary debt in connection with sale
        of cable television subsidiary .......................................................           621,954
     Net cash used in discontinued cable television
        operations ...........................................................................           (47,601)           (32,601)
     Other - net .............................................................................            (9,807)           (10,419)
                                                                                                       ---------          ---------
               Net cash provided by(used in)investing
                  activities .................................................................           266,856           (363,870)
                                                                                                       ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of first mortgage bonds ..............................................           142,988
     Payment of matured bonds ................................................................                              (19,500)
     Redemption of preferred stock ...........................................................           (91,400)           (20,000)
     Payment of common stock dividends .......................................................          (278,611)          (276,202)
     Decrease in notes payable - net .........................................................          (423,291)          (212,785)
     Extinguishment of long-term debt ........................................................          (174,140)
     Net cash used in discontinued cable television
        operations ...........................................................................           (40,798)           (72,298)
     Other - net .............................................................................             6,810              5,026
                                                                                                       ---------          ---------
               Net cash used in financing activities .........................................          (858,442)          (595,759)
                                                                                                       ---------          ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................................            54,084             (7,006)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............................................            10,443             14,884
                                                                                                       ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................................         $  64,527          $   7,878
                                                                                                       =========          =========
                                      -7-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash Payments:
        Interest (net of amounts capitalized) ................................................         $ 261,292          $ 262,570
Income taxes .................................................................................            61,691            136,933

                 See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)

                                                                THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                             SEPTEMBER 30,
                                                         --------------------------------          --------------------------------
                                                             1995                 1994                 1995                 1994
                                                         -----------          -----------          -----------          -----------
Balance at Beginning of Period .................         $ 1,283,326          $ 1,160,081          $ 1,221,221          $ 1,191,230

Net Income for the Period ......................             853,949              235,968            1,101,665              388,591
                                                         -----------          -----------          -----------          -----------
          Total ................................           2,137,275            1,396,049            2,322,886            1,579,821

Common Stock Dividends .........................             (93,030)             (92,910)            (278,641)            (276,682)
                                                         -----------          -----------          -----------          -----------
Balance at End of Period .......................         $ 2,044,245          $ 1,303,139          $ 2,044,245          $ 1,303,139
                                                         ===========          ===========          ===========          ===========

                 See Notes to Consolidated Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)

                                                                  THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                            SEPTEMBER 30,
                                                            -------------------------------         -------------------------------
                                                                1995                1994                1995                1994
                                                            -----------         -----------         -----------         -----------
OPERATING REVENUES .................................        $ 1,171,789         $ 1,150,946         $ 2,896,180         $ 2,977,433
                                                            -----------         -----------         -----------         -----------
OPERATING EXPENSES:
   Fuel ............................................            269,159             211,235             691,226             663,937
   Purchased power .................................             50,160             102,225             166,570             304,680
   Operation .......................................            169,248             156,809             464,174             431,611
   Maintenance .....................................             59,665              55,698             180,918             178,836
   Depreciation and amortization ...................            126,849              99,571             342,723             298,175
   Income taxes ....................................            126,223             139,365             222,533             248,359
   Other taxes .....................................             62,227              65,184             197,793             191,255
                                                            -----------         -----------         -----------         -----------
        Total ......................................            863,531             830,087           2,265,937           2,316,853
                                                            -----------         -----------         -----------         -----------
OPERATING INCOME ...................................            308,258             320,859             630,243             660,580
                                                            -----------         -----------         -----------         -----------
OTHER INCOME (EXPENSE):
   Allowance for other funds used
      during construction ..........................              1,676               1,170               6,319               2,579
   Other - net .....................................              1,807              (1,494)             (8,701)             (7,253)
                                                            -----------         -----------         -----------         -----------
        Total ......................................              3,483                (324)             (2,382)             (4,674)
                                                            -----------         -----------         -----------         -----------
INCOME BEFORE INTEREST CHARGES .....................            311,741             320,535             627,861             655,906
                                                            -----------         -----------         -----------         -----------
INTEREST CHARGES:
   Interest on long-term debt ......................             62,038              61,565             184,955             184,964
   Other interest ..................................              2,715               1,189               6,639               5,938
   Allowance for borrowed funds used
      during construction ..........................               (943)             (1,616)             (3,881)             (3,433)
                                                            -----------         -----------         -----------         -----------
        Total ......................................             63,810              61,138             187,713             187,469
                                                            -----------         -----------         -----------         -----------
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING ............................            247,931             259,397             440,148             468,437

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING FOR POSTEMPLOYMENT
   BENEFITS (NET OF INCOME TAXES OF
   $4,415) .........................................                                                                         (8,200)
                                                            -----------         -----------         -----------         -----------
NET INCOME .........................................            247,931             259,397             440,148             460,237

DIVIDENDS ON PREFERRED STOCK .......................              6,772               8,305              23,207              24,981
                                                            -----------         -----------         -----------         -----------
INCOME AFTER PREFERRED DIVIDENDS ...................        $   241,159         $   251,092         $   416,941         $   435,256
                                                            ===========         ===========         ===========         ===========

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                     SEPTEMBER 30,           DECEMBER 31,
                                                                                         1995                    1994
                                                                                     ------------            ------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
    Electric plant in service......................................................  $ 11,976,652            $ 11,743,070
    Construction work in progress..................................................       340,423                 333,180
    Nuclear fuel...................................................................       216,494                 212,795
    Plant held for future use......................................................        48,631                 201,741
    Electric plant acquisition adjustments.........................................         3,166                   3,166
                                                                                     ------------            ------------
          Total....................................................................    12,585,366              12,493,952

    Less accumulated depreciation and
       amortization................................................................     3,797,095               3,517,923
                                                                                     ------------            ------------
          Property, plant and equipment - net......................................     8,788,271               8,976,029
                                                                                     ------------            ------------
CURRENT ASSETS:
    Cash and cash equivalents......................................................       268,992                 235,867
    Special deposits...............................................................           432                      10
    Accounts receivable:
       Affiliated companies........................................................         3,724                   4,213
       Others......................................................................        47,481                   8,896
    Accrued unbilled revenues......................................................        74,928                  38,372
    Inventory:
       Fuel stock, at lifo cost....................................................        49,430                  56,711
       Materials and supplies, at average cost.....................................       143,624                 147,922
    Prepayments....................................................................        13,924                   9,665
                                                                                     ------------            ------------
          Total current assets.....................................................       602,535                 501,656
                                                                                     ------------            ------------
OTHER ASSETS:
    Deferred plant costs - net.....................................................       619,580                 638,917
    Deferred debits................................................................       290,195                 241,611
    Unamortized debt expense and premium on
       reacquired debt.............................................................       159,493                 158,351
    Regulatory asset - net.........................................................       230,813                 235,463
    Recoverable project costs - net................................................       237,562                  98,954
                                                                                     ------------            ------------
          Total other assets.......................................................     1,537,643               1,373,296
                                                                                     ------------            ------------
              Total................................................................  $ 10,928,449            $ 10,850,981
                                                                                     ============            ============

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                                                    1995                    1994
                                                                                                 -----------             -----------
CAPITALIZATION:
    Common Stock Equity:
      Common stock, class A; no par value ..........................................             $ 1,524,949             $ 1,524,949
      Common stock, class B; no par value ..........................................                 150,978                 150,978
      Retained earnings ............................................................               2,323,300               2,153,109
                                                                                                 -----------             -----------
         Total common stock equity .................................................               3,999,227               3,829,036
                                                                                                 -----------             -----------
    Cumulative Preferred Stock:
       Not subject to mandatory redemption .........................................                 351,345                 351,345
       Subject to mandatory redemption .............................................                  51,055                 121,910
                                                                                                 -----------             -----------
         Total cumulative preferred stock ..........................................                 402,400                 473,255
                                                                                                 -----------             -----------
    Long-Term Debt:
       First mortgage bonds ........................................................               2,997,668               3,020,400
       Pollution control revenue bonds .............................................                   4,419                 155,247
       Other .......................................................................                   6,908                   9,757
                                                                                                 -----------             -----------
         Total long-term debt ......................................................               3,008,995               3,185,404
                                                                                                 -----------             -----------
              Total capitalization .................................................               7,410,622               7,487,695
                                                                                                 -----------             -----------
CURRENT LIABILITIES:
    Accounts payable ...............................................................                 100,892                 148,042
    Accounts payable to affiliated companies .......................................                   4,845                  10,936
    Taxes accrued ..................................................................                 258,113                 181,043
    Interest accrued ...............................................................                  73,358                  64,732
    Accrued liabilities to municipalities ..........................................                  27,531                  21,307
    Customer deposits ..............................................................                  62,897                  64,905
    Current portion of long-term debt and preferred stock ..........................                 179,449                  49,475
    Other ..........................................................................                  66,576                  59,912
                                                                                                 -----------             -----------
              Total current liabilities ............................................                 773,661                 600,352
                                                                                                 -----------             -----------
DEFERRED CREDITS:
    Accumulated deferred federal income taxes ......................................               1,926,487               1,876,300
    Unamortized investment tax credit ..............................................                 397,007                 411,580
    Fuel-related credits ...........................................................                 119,087                 242,912
    Other ..........................................................................                 301,585                 232,142
                                                                                                 -----------             -----------
              Total deferred credits ...............................................               2,744,166               2,762,934
                                                                                                 -----------             -----------
COMMITMENTS AND CONTINGENCIES

                 Total .............................................................             $10,928,449             $10,850,981
                                                                                                 ===========             ===========

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                                                                                           NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                     ------------------------------
                                                                                                        1995                1994
                                                                                                     ---------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .............................................................................         $ 440,148          $   460,237

    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .......................................................           342,723              298,175
       Amortization of nuclear fuel ........................................................            21,892               13,352
       Deferred income taxes ...............................................................            50,187               83,088
       Investment tax credits ..............................................................           (14,573)             (14,560)
       Allowance for other funds used during
          construction .....................................................................            (6,319)              (2,579)
       Fuel refund .........................................................................          (189,389)
       Fuel cost over recovery .............................................................            55,905              152,130
       Cumulative effect of change in accounting for
          postemployment benefits ..........................................................                                  8,200
       Changes in other assets and liabilities:
          Accounts receivable - net ........................................................           (74,652)             (12,950)
          Materials and supplies ...........................................................             4,298                5,320
          Fuel stock .......................................................................             7,281                1,612
          Accounts payable .................................................................           (53,241)             (58,821)
          Interest and taxes accrued .......................................................            85,696               12,441
          Other current liabilities ........................................................            12,869               14,537
          Other - net ......................................................................            36,884               43,109
                                                                                                     ---------          -----------
               Net cash provided by operating activities ...................................           719,709            1,003,291
                                                                                                     ---------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital and nuclear fuel expenditures
       (including allowance for borrowed funds
       used during construction) ...........................................................          (291,474)            (297,861)
    Other - net ............................................................................            (6,906)              (9,808)
                                                                                                     ---------          -----------
               Net cash used in investing activities .......................................          (298,380)            (307,669)
                                                                                                     ---------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from first mortgage bonds .....................................................           142,988
    Payment of matured bonds ...............................................................                                (19,500)
    Payment of dividends ...................................................................          (271,979)            (272,259)
    Decrease in notes payable ..............................................................                               (171,100)
    Redemption of preferred stock ..........................................................           (91,400)             (20,000)
    Extinguishment of long-term debt .......................................................          (174,140)
    Other - net ............................................................................             6,327                3,911
                                                                                                     ---------          -----------
               Net cash used in financing activities .......................................          (388,204)            (478,948)
                                                                                                     ---------          -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..................................................            33,125              216,674

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................................           235,867               12,413
                                                                                                     ---------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................................         $ 268,992          $   229,087
                                                                                                     =========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash Payments:
       Interest (net of amounts capitalized) ...............................................         $ 184,485          $   186,778
       Income taxes ........................................................................            67,743              136,889

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                         STATEMENTS OF RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)

                                                                 THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                              SEPTEMBER 30,
                                                           -------------------------------           -------------------------------
                                                              1995                 1994                 1995                 1994
                                                           ----------           ----------           ----------           ----------
Balance at Beginning of
     Period ....................................           $2,164,391           $2,048,593           $2,153,109           $2,028,924

Net Income for the Period ......................              247,931              259,397              440,148              460,237
                                                           ----------           ----------           ----------           ----------
     Total .....................................            2,412,322            2,307,990            2,593,257            2,489,161
                                                           ----------           ----------           ----------           ----------
Deductions - Cash Dividends:

     Preferred .................................                6,772                8,305               23,207               24,981

     Common ....................................               82,250               82,251              246,750              246,746
                                                           ----------           ----------           ----------           ----------
         Total .................................               89,022               90,556              269,957              271,727
                                                           ----------           ----------           ----------           ----------
Balance at End of Period .......................           $2,323,300           $2,217,434           $2,323,300           $2,217,434
                                                           ==========           ==========           ==========           ==========

                       See Notes to Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                        HOUSTON LIGHTING & POWER COMPANY

                          NOTES TO FINANCIAL STATEMENTS

(1) GENERAL

           The interim consolidated financial statements and notes contained in this Form 10-Q should be read in conjunction with the financial statements and notes contained in the Combined Form 8-K (File Nos. 1-7629 and 1-3187) dated May 12, 1995 of Houston Industries Incorporated (Company) and Houston Lighting & Power Company (HL&P) (Combined Form 8-K).

       The results of interim periods are not necessarily indicative of results expected for the year due to, among other things, the seasonal nature of HL&P's business and the timing of scheduled and unscheduled maintenance. In the opinion of management, the interim financial information reflects all adjustments, including accruals of estimated expenses, necessary for a fair presentation of the results for the interim periods. Certain amounts from the previous year have been reclassified to conform to the 1995 presentation of financial statements. Such reclassifications do not affect earnings.

(2) JOINTLY-OWNED NUCLEAR PLANT

(a) HL&P INVESTMENT. HL&P is the project manager (and one of four co-owners) of the South Texas Project Electric Generating Station (South Texas Project), which consists of two 1,250 megawatt (MW) nuclear generating units. HL&P has a 30.8 percent interest in the project and bears a corresponding share of capital and operating costs associated with the project. As of September 30, 1995, HL&P's investments (net of $422.9 million plant accumulated depreciation and $135.8 million nuclear fuel amortization) in the South Texas Project and in nuclear fuel, including allowance for funds used during construction, were $2.0 billion and $80.7 million, respectively.

(b) UNITED STATES NUCLEAR REGULATORY COMMISSION (NRC) INSPECTIONS AND OPERATIONS. Between June 1993 and February 1995, the South Texas Project was listed on the NRC's "watch list" of plants with weaknesses that warrant increased NRC regulatory attention. For information on these proceedings, see Note 2(b) of the notes to the financial statements included in the Combined Form 8-K, which note is incorporated herein by reference.

       In October 1995, the NRC issued a Notice of Violation and Proposed Imposition of Civil Penalties of $160,000 against HL&P based on conclusions that HL&P had discriminated against two former members of the South Texas Project's nuclear security department in retaliation for their having identified and reported safety concerns to the NRC. Certain current and former employees of

       HL&P or contractors of HL&P have asserted claims that their employment was terminated or disrupted in retaliation for their having made safety-related complaints to the NRC. Although no prediction can be made as to the ultimate outcome of these claims, the Company and HL&P do not believe they will have a material adverse effect on the Company's or HL&P's financial condition or results of operations. For information regarding these claims, see Note 2(b) of the notes to the financial statements included in the Company's and HL&P's Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (Combined First Quarter Form 10-Q), which note is incorporated herein by reference.

(c) LITIGATION WITH CO-OWNERS OF THE SOUTH TEXAS PROJECT. In February 1994, the City of Austin (Austin), one of the four co-owners of the South Texas Project, filed suit (Austin II Litigation) against HL&P. The suit, which is pending in the 11th District Court of Harris County, Texas, is not anticipated to be tried before March 1996. Austin alleges that the outages at the South Texas Project from early 1993 to early 1994 were due to HL&P's failure to perform obligations it owed to Austin under the Participation Agreement among the four co-owners of the South Texas Project (Participation Agreement). Austin also asserts that HL&P breached certain undertakings voluntarily assumed by HL&P on behalf of the co-owners under the terms of the NRC Operating Licenses and Technical Specifications relating to the South Texas Project.

       Under amended pleadings in the Austin II Litigation, Austin claims HL&P's failure to perform obligations it owed to Austin under the Participation Agreement have caused Austin damages of at least $150 million due to the incurrence of increased operating and maintenance costs, the cost of replacement power and lost profits on wholesale transactions that did not occur. In May 1994, the City of San Antonio (San Antonio), another co-owner of the South Texas Project, intervened in the litigation filed by Austin against HL&P and asserted claims similar to those asserted by Austin. Although San Antonio has not specified the damages sought in its complaint, expert reports filed in the litigation have indicated that San Antonio's claims may be in excess of $275 million. HL&P's motion to strike San Antonio's intervention and compel arbitration of San Antonio's claims under the Participation Agreement has been denied.

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

(f) DEFERRED PLANT COSTS. The amortization of deferred plant costs associated with the South Texas Project totaled $6.4 million and $19.3 million for the three and nine months ended September 30,

       1995, respectively, and is included on the Company's Statements of Consolidated Income and HL&P's Statements of Income in depreciation and amortization expense.

(3)    SETTLEMENT OF RATE PROCEEDING AND OTHER MATTERS

       In August 1995, the Public Utility Commission of Texas (Utility Commission) unanimously approved a settlement agreement (Settlement), entered into in February 1995, resolving HL&P's pending rate case (Docket No. 12065) as well as a separate proceeding (Docket No. 13126) regarding the prudence of operation of the South Texas Project. Subject to certain changes in existing regulation or legislation, the Settlement precludes HL&P from seeking rate increases until after December 31, 1997. HL&P began recording the estimated effects of the Settlement in the first quarter of 1995.

       In the third quarter and first nine months of 1995, HL&P's earnings were reduced by approximately $42 million and $79 million, respectively, as a result of the Settlement. The after-tax effects are as follows:

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30, 1995           SEPTEMBER 30, 1995
                                                                     -------------------           ------------------
                                                                                   (Millions of Dollars)
       Reduction in Base Revenues...........................                 $25                           $47
       South Texas Project Write Down.......................                  14                            19
       One-Time Write-Off of Mine-Related
            Costs...........................................                                                 6
       Other Expenses.......................................                   3                             7
                                                                             ---                           ---
            Total Settlement Effect on
                Net Income..................................                 $42                           $79
                                                                             ===                           ===

       The Settlement gives HL&P the option to write down up to $50 million per year of its investment in the South Texas Project for a five year period commencing January 1, 1995. The parties to the Settlement agreed that any such write down will be treated as a reasonable and necessary expense during routine reviews of HL&P's earnings and any rate review proceeding initiated against HL&P. HL&P recorded in the third quarter a $21 million pre-tax write down (in addition to a $7 million pre-tax write down recorded during the second quarter) of this investment, which amounts are included in the Company's Statements of Consolidated Income and HL&P's Statements of Income in depreciation and amortization expense. HL&P began accruing decommissioning expense for its interest in the South Texas Project at an annual rate of $14.8 million, a $9 million annual increase over its 1994 expense.

       In addition, the Settlement requires that HL&P commence amortizing, no later than January 1996, its investment in certain lignite reserves associated with the cancelled Malakoff Electric Generating Station (Malakoff) project ($153 million as of September 30, 1995) over a period not to exceed seven years. This additional amortization will equal approximately $22 million per year. HL&P does not currently anticipate beginning amortization of this investment until January 1996. As a result of this additional amortization, all of HL&P's remaining investment in Malakoff will be fully amortized no later than December 31, 2002.

       During the second quarter of 1995, HL&P recorded a one-time pre-tax charge of $9 million incurred in connection with certain Malakoff mine-related costs which were not previously recorded and are not recoverable under the terms of the Settlement.

       Also, the parties to the Settlement agreed to dismiss their respective appeals of certain Utility Commission orders as discussed below.

(4)    APPEALS OF PRIOR UTILITY COMMISSION ORDERS

       The following is a summary of the status of judicial review of the following Utility Commission orders:

(a) 1991 RATE CASE. In accordance with the terms of the Settlement, the Office of Public Utility Counsel has dismissed with prejudice its appeal of the Utility Commission's order in Docket No. 9850 (1991 Rate Case). As a result of this action, the Utility Commission's decision in Docket No. 9850 has become final.

(b) PRUDENCE REVIEW OF THE CONSTRUCTION OF THE SOUTH TEXAS PROJECT (DOCKET NO. 6668). Parties to the Settlement have either dismissed their respective appeals from the Utility Commission's 1986 order concerning the prudence of the construction of the South Texas Project or are committed to do so in the near future. However, an appeal by a party who did not join in the Settlement remains pending. For a discussion of Docket No. 6668, see Note 4(d) of the notes to the financial statements included in the Combined Form 8-K.

(c) DEFERRED ACCOUNTING. In June 1994, the Texas Supreme Court held that the Utility Commission had statutory authority to grant deferred accounting treatment for both carrying costs and maintenance expenses. All remaining challenges to the Utility Commission's approval of deferred accounting for HL&P were rejected in August 1995 by the Court of Appeals, following remand to that court by the Texas Supreme Court. As a result, the Utility Commission's decisions in Docket Nos. 8230 and 9010 have become final.

(d)    1988 RATE CASE. Two issues concerning HL&P's 1988 rate case (Docket No.
       8425) are currently pending decision by the Texas Supreme Court: (i) the treatment by HL&P of certain costs associated with the Malakoff generating station as "plant held for future use" and (ii) the treatment by HL&P of certain tax savings associated with federal income tax deductions for expenses not included in cost of service for ratemaking purposes. For additional information regarding these issues, see Note 4(b) of the notes to the financial statements included in the Company's and HL&P's Combined Quarterly Form 10-Q for the quarter ended June 30, 1995, which note is incorporated herein by reference, and Note 4(b) of the notes to the financial statements included in the Combined Form 8-K.

(5)    CAPITAL STOCK

(a) COMPANY COMMON STOCK. At September 30, 1995 and December 31, 1994 the Company had authorized 400,000,000 shares of common stock, of which 124,040,835 and 123,526,350 shares, respectively, were outstanding. Outstanding shares exclude the unallocated Employee Stock

       Ownership Plan shares which as of September 30, 1995 and December 31, 1994 were 7,295,399 and 7,770,313, respectively. For information about the common stock split recently declared by the Company, see Note 9.

(b) HL&P COMMON STOCK. All issued and outstanding Class A voting common stock of HL&P is held by the Company and all issued and outstanding Class B non-voting common stock of HL&P is held by Houston Industries (Delaware) Incorporated, a wholly-owned subsidiary of the Company.

(c) HL&P PREFERRED STOCK. At September 30, 1995 and December 31, 1994, HL&P had 10,000,000 shares of preferred stock authorized, of which 4,318,397 and 5,232,397 shares, respectively, were outstanding.

       In April 1995, HL&P redeemed, at $100 per share, 514,000 shares of its $9.375 cumulative preferred stock. The redemption included 257,000 shares in satisfaction of mandatory sinking fund requirements, and an additional 257,000 shares as an optional redemption.

       In June 1995, HL&P redeemed, at $100 per share, all 400,000 shares of its $8.50 cumulative preferred stock. The redemption included 200,000 shares in satisfaction of mandatory sinking fund requirements, and the remaining 200,000 shares as an optional redemption.

(6)    HL&P LONG-TERM DEBT

       In June 1995, HL&P purchased from a third party $19.0 million aggregate principal amount of its 8 3/4% first mortgage bonds due 2022 for a total purchase price of $20.7 million.

       In July 1995, $150.9 million aggregate principal amount of revenue refunding bonds collateralized by HL&P's first mortgage bonds were issued on behalf of HL&P. The new bonds bear an initial interest rate of 5.8%, variable at HL&P's option after a five-year no-call period, and mature in 2015. Proceeds from these issuances were used in 1995 to redeem, at 102% of their aggregate principal amount, pollution control revenue bonds aggregating $150.9 million (bearing a weighted average interest rate of 9.9%).

(7)  DISCONTINUED CABLE TELEVISION OPERATIONS

       In July 1995, the Company completed the sale of KBLCOM Incorporated (KBLCOM), its cable television subsidiary, to Time Warner Inc. (Time Warner). The Company's 1995 earnings include a gain on the sale of $709 million, subject to post closing adjustments, $91 million of which was recorded during the first quarter and the balance during the third quarter. Effective January 1, 1995, the operations of KBLCOM were accounted for as discontinued and prior periods were restated for consistency in reflecting KBLCOM as a discontinued operation. For a presentation of the Company's consolidated financial statements for the years 1992 through 1994 which reflects KBLCOM on a discontinued operations basis, see the Combined Form 8-K.

       In exchange for KBLCOM's common stock, the Company received 1 million shares of Time Warner common stock and 11 million shares of non-publicly traded convertible preferred stock. Time Warner also purchased from the Company for cash approximately $622 million of

       KBLCOM's intercompany indebtedness and assumed approximately $650 million of KBLCOM's external debt and other liabilities. The convertible preferred stock has an aggregate liquidation preference (redeemable after July 6, 2000) of $100 per share (plus accrued and unpaid dividends), is entitled to cumulative annual dividends of $3.75 per share until July 6, 1999, is currently convertible by the Company and after four years is exchangeable by Time Warner into approximately 22.9 million shares of Time Warner common stock. Under the terms of the sale, the Company may make up to four demands for registration of its shares of Time Warner common stock. Subject to certain exceptions, the terms of the sale prohibit the Company from acquiring additional shares of Time Warner securities or selling shares of Time Warner securities to any holder of more than 5 percent of any class of Time Warner voting securities.

       The Time Warner securities were recorded at a combined fair value of approximately $1 billion on the closing date of the sale (previously estimated to be approximately $1.1 billion) and are reflected on the Company's Consolidated Balance Sheets as investment in Time Warner equity securities. Investment in the Time Warner common stock is considered an "available for sale" equity security under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and, therefore, unrealized net changes in the fair value of the securities (exclusive of dividends and write downs) will be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. Investment in the Time Warner convertible preferred stock is not subject to the requirements of SFAS No. 115 since it is a non-publicly traded equity security and, therefore, is accounted for under the cost method. Dividends on the securities will be recognized as income as earned. Based on current rates, after-tax dividends of approximately $37 million are expected to be received annually through July 1999. The Company recorded pre-tax dividend income of $9.7 million in the third quarter of 1995.

       Operating results from discontinued operations for the nine months ended September 30, 1995 and 1994 were as follows:

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                           -----------------------------
                                                                              1995                1994
                                                                           ---------            --------
                                                                              (Thousands of Dollars)
       Revenues  .....................................................     $ 143,925            $187,308
       Operating expenses (1).........................................        86,938             118,092
                                                                           ---------            --------
       Gross operating margin (1).....................................        56,987              69,216
       Depreciation, amortization, interest and other.................        81,570              96,245
       Income tax benefit.............................................        (4,997)             (5,674)
       Deferred loss (2)..............................................       (19,586)
                                                                           ---------            --------
       Loss from discontinued operations (3)..........................     $       0            ($21,355)
                                                                           =========            ========

       ---------------
       (1)   Exclusive of depreciation and amortization.

       (2) The net loss from discontinued operations of KBLCOM through the date of sale (July 6, 1995) was deferred by the Company. Upon closing of the sale the deferred loss was included as an adjustment to the gain on sale of cable television subsidiary on the Company's Statements of Consolidated Income.

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

(8)    EARLY RETIREMENT PLAN

       The Company offered eligible employees (excluding officers) of the Company, HL&P and Houston Industries Energy, Inc. (HI Energy), who were 55 years of age or older and had at least 10 years of service as of July 31, 1995 an incentive program to retire early. For employees electing early retirement, the program would add five years of service credit and five years in age up to 35 years of service and age 65, respectively, in determining an employee's pension. Each participating employee (under age
       62) would also receive a supplemental benefit to age 62. During July 1995, the early retirement incentive was accepted by approximately 300 employees.

       Pension benefits and supplemental benefits (if applicable) are being paid out from the Houston Industries Incorporated Retirement Trust. Based on the projected costs associated with the program, HL&P increased its retirement plan and supplemental benefits by approximately $28 million and $5 million, respectively. Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation", HL&P deferred the costs associated with the increases in these benefit obligations and is amortizing the costs over the period ending December 31, 1997.

(9)    SUBSEQUENT EVENT

       In November 1995, the Board of Directors of the Company approved a two-for-one common stock split in the form of a 100 percent stock dividend. This stock dividend will be effective for shareholders of record at the close of business on November 16, 1995 and distributed on December 9, 1995.

       The pro forma effect of the stock split on shareholders' equity would have been to double the number of common stock shares issued and outstanding to 248,081,670 and 247,052,700 at September 30, 1995 and December 31, 1994, respectively.

       The quarterly common stock dividend of $0.75 per share declared on September 6, 1995 and payable on December 9, 1995 will be paid on the basis of pre-stock split shares of common stock. The Board of Directors has no current plans to change the Company's total dividend payout following the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                 CURRENT ISSUES
HL&P

In August 1995, the Utility Commission unanimously approved a settlement agreement relating to HL&P's most recent rate case (including separate proceedings regarding the prudence of operation of the South Texas Project). Subject to certain changes in existing regulation or legislation, the Settlement precludes HL&P from seeking rate increases through December 31, 1997. HL&P began recording the estimated effects of the Settlement in the first quarter of 1995.

Effective retroactive to January 1, 1995, the Settlement reduced HL&P's base revenues $73 million for the first nine months of 1995. The Settlement also provides HL&P the option to write down up to $50 million per year of its investment in the South Texas Project, which amount will be treated as a reasonable and necessary expense during routine reviews of HL&P's earnings and any rate review proceeding initiated against HL&P. HL&P is also accruing decommissioning expenses for its interest in the South Texas Project at an annual rate of $14.8 million, a $9 million annual increase over its 1994 expense. The Settlement requires that HL&P commence amortizing, no later than January 1996, its investment in certain lignite reserves associated with the cancelled Malakoff project ($153 million as of September 30, 1995) over a period not to exceed seven years. This additional amortization will equal approximately $22 million per year. HL&P does not currently anticipate beginning amortization of this investment until January 1996. As a result of this additional amortization, all of HL&P's remaining investment in Malakoff will be fully amortized no later than December 31, 2002.

As a result of the Settlement, in the third quarter and first nine months of 1995, HL&P's earnings were reduced by approximately $42 million and $79 million, respectively. These reductions include HL&P's decision to write down $21 million ($14 million after-tax) and $28 million ($19 million after-tax) of its investment in the South Texas Project in the third quarter and first nine months of 1995, respectively. For additional information , see Note 3 to the Company's Consolidated and HL&P's Financial Statements (Financial Statements) in Item 1 of this Report.

                              RESULTS OF OPERATIONS

COMPANY

Summary of selected financial data for the Company and its subsidiaries is set forth below:

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                               ----------------------------------       PERCENT
                                                                  1995                    1994           CHANGE
                                                               ----------              ----------       --------
                                                                                       (Restated)
                                                                     (Thousands of Dollars)
         Revenues.........................................     $1,171,789              $1,150,946           2
         Operating Expenses...............................        737,607                 690,982           7
         Operating Income.................................        434,182                 459,964          (6)
         Interest and Other Charges.......................         83,784                  78,532           7
         Income Taxes.....................................        117,840                 132,854         (11)
         Income from Continuing Operations................        235,861                 242,239          (3)
         Net Income.......................................        853,949                 235,968         262
                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                               ----------------------------------       PERCENT
                                                                  1995                    1994           CHANGE
                                                               ----------              ----------       --------
                                                                                       (Restated)
                                                                     (Thousands of Dollars)

         Revenues.........................................     $2,896,180              $2,977,433          (3)
         Operating Expenses...............................      2,044,311               2,069,341          (1)
         Operating Income.................................        851,869                 908,092          (6)
         Interest and Other Charges.......................        245,216                 239,427           2
         Income Taxes.....................................        193,976                 232,160         (16)
         Income from Continuing Operations................        392,970                 409,946          (4)
         Net Income.......................................      1,101,665                 388,591         184

The references to per share amounts below contemplate the effects of the two-for-one stock split which will be effective November 16, 1995. See Note 9 of the notes to the Financial Statements in Item 1 of this Report.

The Company had consolidated earnings per share of $3.44 ($6.89 pre-split) for the third quarter of 1995, including a one-time gain of $618 million on the sale of KBLCOM. Excluding the gain from the KBLCOM sale, consolidated earnings per share from continuing operations for the third quarter of 1995 were $0.95 ($1.90 pre-split) compared to $0.98 ($1.97 pre-split) for the third quarter of 1994. Consolidated earnings per share for the nine months ended September 30, 1995 were $4.45 ($8.90 pre-split) per share, including the gain on the KBLCOM sale of $709 million. Excluding the gain from the KBLCOM sale, consolidated earnings per share from continuing operations for the nine months ended September 30, 1995 were $1.59 ($3.17 pre-split) compared to $1.67 ($3.34 pre-split) per share for the same period in 1994. The decline in earnings from continuing operations is primarily attributable to (i) a decrease in HL&P's earnings as discussed below and (ii) increased expenses associated with HI Energy's project development activities, partially offset by dividends from Time Warner securities.

HL&P

Summary of selected financial data for HL&P is set forth below:

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                               ----------------------------------       PERCENT
                                                                  1995                    1994           CHANGE
                                                               ----------              ----------       --------
                                                                     (Thousands of Dollars)
         Base Revenues (1)................................      $ 869,950               $ 888,015          (2)
         Reconcilable Fuel Revenues.......................        301,839                 262,931          15
         Operating Expenses (2)...........................        863,531                 830,087           4
         Operating Income (2).............................        308,258                 320,859          (4)
         Interest Charges.................................         63,810                  61,138           4
         Income After Preferred Dividends.................        241,159                 251,092          (4)
                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                               ----------------------------------       PERCENT
                                                                  1995                    1994           CHANGE
                                                               ----------              ----------       --------
                                                                    (Thousands of Dollars)
         Base Revenues (1)................................     $2,099,964              $2,155,702          (3)
         Reconcilable Fuel Revenues.......................        796,216                 821,731          (3)
         Operating Expenses (2)...........................      2,265,937               2,316,853          (2)
         Operating Income (2).............................        630,243                 660,580          (5)
         Interest Charges.................................        187,713                 187,469          -
         Income After Preferred Dividends.................        416,941                 435,256          (4)

         -----------------

         (1) Includes miscellaneous revenues, certain non-reconcilable fuel revenues and certain purchased power related revenues.
         (2)    Inclusive of income taxes.

The decrease in HL&P's earnings for the third quarter and first nine months of 1995 compared to the same periods in 1994 resulted primarily from the impact of the Settlement. For information regarding the terms of the Settlement and its effect on HL&P's financial position and results of operation, see Note 3 to the Financial Statements in Item 1 of this Report. The negative effects of the Settlement were partially offset by an increase in residential and commercial kilowatt-hour (KWH) sales for the third quarter and first nine months of 1995, as discussed below.

OPERATING REVENUES AND SALES

The decreases in base revenues of $18.1 million and $55.7 million for the third quarter and first nine months of 1995, respectively, compared to the same periods in 1994, were due to the impact of the Settlement and a reduction in revenues associated with recovery of certain purchased power costs, partially offset by increases in residential and commercial KWH sales. The base revenues associated with certain purchased power costs were substantially reduced in 1995 upon expiration of a purchased power contract. The related expenses are equally reduced, resulting in no impact on earnings.

For the third quarter and first nine months of 1995, residential KWH sales increased 7% and 5%, respectively, and commercial KWH sales were up 4% and 5%, respectively, from the same periods in 1994. The increases in residential and commercial sales reflect hotter weather in 1995 and modest growth in both the number of customers and usage per customer. Firm industrial KWH sales decreased 5% and 4% for the third quarter and first nine months of 1995, respectively, compared to the same periods in 1994. Contributing to these decreases were a decline in sales to the chemicals and refining industries, primarily due to the loss of a large industrial customer to self generation, and the expiration of an economic development rate which caused some customers to make greater use of interruptible service or switch to alternative rates. Firm industrial sales exclude electricity sold at a reduced rate under agreements which allow HL&P to interrupt service under some circumstances.

Reconcilable fuel revenues are revenues that are collected through an energy component of electric rates. These revenues, which have no effect on earnings, are required to be periodically reconciled to fuel expenses. For information regarding the recovery of HL&P's fuel costs, see the Recovery of Fuel Costs section in Part 1 of the Company's and HL&P's Annual Report on Form 10-K for the year ended December 31, 1994 (1994 Combined Form 10-K).

FUEL AND PURCHASED POWER EXPENSES

Fuel expenses increased $57.9 million for the third quarter of 1995 and $27.3 million for the first nine months of 1995 compared to the same periods of 1994. These increases were primarily due to a $66.1 million reduction to reconcilable fuel expense recorded in July 1994 resulting from payments HL&P received upon the transfer of its rights to receive certain railroad settlement payments. The increase was partially offset by a decline in the unit cost of gas and increased nuclear generation which has a per unit fuel cost that is substantially lower than HL&P's other fuel sources. For information regarding the railroad settlement payments, see Note 18 of the notes to the financial statements included in the Combined Form 8-K. The average cost of fuel for the third quarter and first nine months of 1995 was $1.52 per million British Thermal Units (MMBtu) and $1.59 per MMBtu, respectively. This compares to $1.23 per MMBtu and $1.52 per MMBtu for the same periods in 1994, inclusive of the effects of the railroad settlement payments discussed above. Purchased power expense decreased $52.1 million and $138.1 million for the third quarter and first nine months of 1995, respectively, when compared to the same periods in 1994 primarily due to the expiration of firm purchased power contracts.

OPERATION AND MAINTENANCE, DEPRECIATION AND AMORTIZATION, AND OTHER

Operation and maintenance expense for the third quarter and first nine months of 1995 increased $16.4 million and $34.6 million, respectively, compared to the same periods in 1994. Substantially all of the increase in operation and maintenance expense resulted from (i) increased litigation and rate case expenses, (ii) lump sum wage payments primarily associated with the renewal of labor union contracts, and (iii) employee severance expenses. HL&P continues to review its staffing levels in light of the changing operating environment and may incur additional severance costs in the future. However, specific additional expenses cannot be determined at this time. Depreciation and amortization expense for the third quarter and first nine months of 1995 increased $27.3 million and $44.5 million, respectively, compared to 1994, primarily due to amortizations recorded as a result of the Settlement (see Note 3 to the Financial Statements in Item 1 of this Report). Other taxes increased $6.5 million in the first nine months of 1995 compared to the same period in 1994, primarily due to increased state franchise tax obligations.

                         LIQUIDITY AND CAPITAL RESOURCES
COMPANY

GENERAL

The Company's cash requirements stem primarily from operating expenses, capital expenditures, payment of common stock dividends, payment of interest and principal payments on debt. Net cash provided by operating activities totaled $645.7 million for the nine months ended September 30, 1995.

Net cash provided by investing activities for the nine months ended September 30, 1995 totaled $266.9 million reflecting $622 million received in connection with the Company's sale of KBLCOM less electric capital expenditures of $206.5 million (including allowance for borrowed funds used during construction), corporate headquarters expenditures (including capitalized interest) of $78.8 million, discontinued cable television operations expenditures of $47.6 million and other expenditures.

Financing activities for the first nine months of 1995 resulted in a net cash outflow of $858.4 million. The Company's primary financing activities were the decrease in short-term borrowings, the payment of dividends, the redemption of subsidiary preferred stock and the extinguishment and repayment of long-term debt, partially offset by the issuance of HL&P long-term debt. For information with respect to these matters, reference is made to Notes 5 and 6 to the Financial Statements in Item 1 of this Report.

SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

The Company has registered with the Securities and Exchange Commission (SEC) $250 million of debt securities which remain unissued. Proceeds from any sales of these securities are expected to be used for general corporate purposes including investments in and loans to subsidiaries.

The Company also has registered with the SEC five million shares of its common stock (10 million shares of common stock after giving effect to the stock split). Proceeds from the sale of these securities will be used for general corporate purposes, including, but not limited to, the redemption, repayment or retirement of outstanding indebtedness of the Company or the advance or contribution of funds to one or more of the Company's subsidiaries to be used for their general corporate purposes, including, without limitation, the redemption, repayment or retirement of indebtedness or preferred stock.

At September 30, 1995, the Company had approximately $54 million in cash and cash equivalents invested in short-term investments. In addition, the Company has a commercial paper program supported by three bank credit facilities, the borrowing capacity under which was increased in the third quarter from $800 million to $1.1 billion. The Company had no commercial paper outstanding at September 30, 1995, reflecting the application of $622 million of cash proceeds received in connection with the KBLCOM sale.

During the nine months ended September 30, 1995, HI Energy expended approximately $12.4 million (compared to $431,000 during the comparable period in 1994) on non-regulated electric power projects.

In June 1995, a subsidiary of HI Energy, the Company's non-regulated electric power subsidiary, entered into an agreement to construct, own and operate a 160 MW cogeneration facility to be built adjacent to a steel plant in San Nicolas, Argentina. In September 1995, various governmental approvals were obtained which allowed work to proceed. The project is expected to be completed in the fourth quarter of 1997. The plant is to be constructed by a consortium composed of GE Power Systems, Inc. and an Argentine construction company. The construction contract provides, subject to certain adjustments, for a contract price of approximately $65 million to be paid in installments during the construction of the project. Upon completion, the project will sell steam to the steel plant and sell electricity on the wholesale Argentina electricity market.

On October 3, 1995, Texas Energy Partners plc (Texas Energy Partners), an English public limited company, jointly owned in equal shares by the Company and Central and South West Corporation, made an offer for all of the issued share capital of NORWEB plc (NORWEB), an English regional electricity company serving the northwest of England, including Manchester, for a total price equivalent to approximately $2.7 billion. Texas Energy Partners withdrew the offer on October 12, 1995 after North West Water plc made a higher competing offer for all NORWEB shares. The Company expects that it may from time to time consider and evaluate other investment opportunities in foreign electric utility businesses.

RATIOS OF EARNINGS TO FIXED CHARGES

The Company's ratios of earnings to fixed charges for the nine and twelve months ended September 30, 1995 were 3.23 and 2.69, respectively. The Company believes that the ratio for the nine-month period is not necessarily indicative of the ratio for a twelve-month period due to the seasonal nature of HL&P's business.

                                      -27-
HL&P

GENERAL

HL&P's cash requirements stem primarily from operating expenses, capital expenditures, payment of dividends and interest and principal payments on debt. HL&P's net cash provided by operating activities for the first nine months of 1995 totaled $719.7 million.

Net cash used in HL&P's investing activities for the first nine months of 1995 totaled $298.4 million. HL&P's capital and nuclear fuel expenditures (excluding allowance for funds used during construction) for the first nine months of 1995 totaled $287.6 million out of the $449 million revised annual budget. HL&P expects to finance substantially all of its 1995 capital expenditures through funds generated internally from operations.

HL&P's financing activities for the first nine months of 1995 resulted in a net cash outflow of approximately $388.2 million. Included in these activities were the payment of dividends, the redemption of preferred stock, and the extinguishment of long-term debt, partially offset by the issuance of long-term debt. For information with respect to these matters, reference is made to Notes 5 and 6 to the Financial Statements in Item 1 of this Report.

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

At September 30, 1995, HL&P had approximately $269 million in cash and cash equivalents invested in short-term investments. In addition, HL&P has a commercial paper program supported by a bank credit facility of $400 million. HL&P had no commercial paper outstanding at September 30, 1995.

RATIOS OF EARNINGS TO FIXED CHARGES

HL&P's ratios of earnings to fixed charges for the nine and twelve months ended September 30, 1995, were 4.30 and 3.59, respectively. HL&P's ratios of earnings to fixed charges and preferred dividends requirements for the nine and twelve months ended September 30, 1995, were 3.66 and 3.05, respectively. HL&P believes that the ratios for the nine-month period are not necessarily indicative of the ratios for a twelve-month period due to the seasonal nature of HL&P's business.

                          NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This accounting standard, effective for fiscal years beginning after December 15, 1995, requires companies to review certain assets for impairment whenever events or changes in circumstances indicate that the carrying
                                      -28-

amount of an asset may not be recoverable (such determination generally being made on the basis of whether net cash flows expected to result from such assets will recover the carrying amount of the assets). If an impairment is found to exist, the impairment loss to be recognized is the amount by which the carrying amount exceeds the fair value. The Company and HL&P are currently reviewing the provisions of SFAS No. 121, but, based on current estimates, the Company and HL&P do not expect the adoption of SFAS No. 121 to have a material impact on the Company's or HL&P's financial condition or results of operations.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                           For a description of legal proceedings affecting the
                  Company and its subsidiaries, including HL&P, reference is made to the information set forth in Item 3 of the 1994 Combined Form 10-K, Item 1 of Part II of the Combined Forms 10-Q for each of the quarters ended March 31, 1995 and June 30, 1995, Notes 2, 3 and 4 to the Company's Consolidated and HL&P's Financial Statements in the Combined Form 8-K and Notes 2(b) and 3 to the Company's Consolidated and HL&P's Financial Statements in the Combined Forms 10-Q for each of the quarters ended March 31, 1995 and June 30, 1995, which information, as qualified and updated by the description of developments in regulatory and litigation matters contained in Notes 2, 3 and 4 of the Notes to the Financial Statements included in Part I of this Report, is incorporated herein by reference.

                           BICKI, ET AL V. HOUSTON INDUSTRIES INCORPORATED,
                  formerly pending in the 129th District Court of Harris County, Texas, was dismissed without prejudice by the plaintiffs in September 1995. This lawsuit, previously reported in Part I of the Combined Form 10-K under BUSINESS OF HL&P - Environmental Quality, involved allegations concerning injuries suffered as a result of exposure to electric and magnetic fields.

ITEM 5.           OTHER INFORMATION

                  ADDITIONAL SHARES REGISTERED AS A RESULT OF STOCK SPLIT

                           Pursuant to Rule 416(b) under the Securities Act of
                  1933 (Securities Act), the number of shares of the Company's common stock registered for sale under the Securities Act by the following Registration Statements on Forms S-3 and S-8 will be deemed to be increased by the Company's two for one stock split (effected in the form of a 100% stock dividend) on December 9, 1995 to cover the additional shares resulting from the application of the stock split to the registered shares of the Company's common stock remaining unsold under the following Registration Statements as of the November 16, 1995 record date for the stock split:

                  REGISTRATION                                                                      PRE-SPLIT
                    STATEMENT                                                                         SHARES
                     NUMBER     TYPE OF REGISTRATION                                                REGISTERED
                  ------------  --------------------                                                ----------
                  33-60756      Shelf Registration, Form S-3                                        5,000,000
                  33-55445      Shelf Registration, Form S-3                                          587,646
                  33-52207      Houston Industries Incorporated                                     4,000,000
                                Investor's Choice Plan, Form S-3
                  33-55391      Houston Industries Incorporated                                     5,000,000
                                Savings Plan, Form S-8
                  33-50629      Houston Industries Incorporated                                       100,000
                                Stock Benefit Plan, Form S-8
                  33-37493      Houston Industries Incorporated Long-Term                             500,000
                                Incentive Compensation Plan (1989), Form S-8
                  33-52279      Houston Industries Incorporated Long-Term                           2,000,000
                                Incentive Compensation Plan (1994), Form S-8
                  33-56855      Houston Industries Energy, Inc. Long-Term                             250,000
                                Project Incentive Compensation Plan, Form S-8

                           The foregoing Registration Statements, which
                  incorporate by reference this Report on Form 10-Q, are hereby amended pursuant to Rule 416(b) under the Securities Act to increase the amount of shares of the Company's common stock registered thereunder to reflect the 100% stock dividend.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits.

                  HOUSTON INDUSTRIES INCORPORATED:

Exhibit 10(a) -   Termination of Houston Industries Incorporated Savings Plan
                  and Trust Agreement as to KBLCOM Incorporated Effective as of June 30, 1995.

Exhibit 11    -   Computation of Earnings per Common Share and Common
                  Equivalent Share.

Exhibit 12    -   Computation of Ratios of Earnings to Fixed Charges.

Exhibit 27    -   Financial Data Schedule.

Exhibit 99(a) -   Notes 2, 3, 4 and 18 to the Company's Consolidated Financial
                  Statements included on pages 41 through 48 and 64 of the Combined Form 8-K.

Exhibit 99(b) -   Notes 2(b) and 3 to the Company's Consolidated and HL&P's
                  Financial Statements included on pages 14 through 18 of the Combined Form 10-Q for the quarter ended March 31, 1995.

Exhibit 99(c) -   Notes 2(b), 3 and 4(b) to the Company's Consolidated and
                  HL&P's Financial Statements included on pages 14 through 19 of the Combined Form 10-Q for the quarter ended June 30, 1995.

Exhibit 99(d) -   Part I, Item 3 - Legal Proceedings included on pages 31
                  through 32 of the 1994 Combined Form 10-K.

Exhibit 99(e) -   Part II, Item 1 - Legal Proceedings included on page 32 of the
                  Combined Form 10-Q for the quarter ended March 31, 1995.

Exhibit 99(f) -   Part II, Item 1 - Legal Proceedings included on page 33 of the
                  Combined Form 10-Q for the quarter ended June 30, 1995.

Exhibit 99(g) -   Part I, Item 1 - BUSINESS OF HL&P - Recovery of Fuel Costs and
                  Environmental Quality included on pages 11 through 13 of the 1994 Combined Form 10-K.

                  HOUSTON LIGHTING & POWER COMPANY:

Exhibit 12    -   Computation of Ratios of Earnings to Fixed Charges and Ratios
                  of Earnings to Fixed Charges and Preferred Dividends.

Exhibit 27    -   Financial Data Schedule.

Exhibit 99(a) -   Notes 2, 3, 4 and 18 to the Company's Consolidated Financial
                  Statements included on pages 41 through 48 and 64 of the Combined Form 8-K.

Exhibit 99(b) -   Notes 2(b) and 3 to the Company's Consolidated and HL&P's
                  Financial Statements included on pages 14 through 18 of the Combined Form 10-Q for the quarter ended March 31, 1995.

Exhibit 99(c) -   Notes 2(b), 3 and 4 to the Company's Consolidated and HL&P's
                  Financial Statements included on pages 14 through 19 of the Combined Form 10-Q for the quarter ended June 30, 1995.

Exhibit 99(d) -   Part I, Item 3 - Legal Proceedings included on pages 31
                  through 32 of the 1994 Combined Form 10-K.

Exhibit 99(e) -   Part II, Item 1 - Legal Proceedings included on page 32 of the
                  Combined Form 10-Q for the quarter ended March 31, 1995.

Exhibit 99(f) -   Part II, Item 1 - Legal Proceedings included on page 33 of the
                  Combined Form 10-Q for the quarter ended June 30, 1995.

Exhibit 99(g) -   Part I, Item 1 - BUSINESS OF HL&P - Recovery of Fuel Costs and
                  Environmental Quality included on pages 11 through 13 of the 1994 Combined Form 10-K.

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

                                        HOUSTON INDUSTRIES INCORPORATED
                                                  (Registrant)

                                           /s/ MARY P. RICCIARDELLO
                                  ---------------------------------------------
                                             Mary P. Ricciardello
                                               Comptroller and
                                         Principal Accounting Officer

Date: November 14, 1995
                                      -33-

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HOUSTON LIGHTING & POWER COMPANY
                                                   (Registrant)

                                                /s/ KEN W.  NABORS
                                  ---------------------------------------------
                                                  Ken W.  Nabors
                                          Vice President and Comptroller
                                         and Principal Accounting Officer

Date: November 14, 1995
                                      -34-