Form 10-K405
period 1995-12-31
HOUSTON INDUSTRIES INC; HOUSTON LIGHTING & POWER CO
filed 1996-03-29
CIK 202131, 48732

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                --------------

                                   FORM 10-K

                                --------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1995

                                     OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)  For the transition period from to

COMMISSION FILE NUMBER 1-7629

                        HOUSTON INDUSTRIES INCORPORATED
             (Exact name of registrant as specified in its charter)

                 TEXAS                                 74-1885573
     (State or other jurisdiction of                 (I.R.S. employer
     incorporation or organization)               identification number)


            1111 LOUISIANA
         HOUSTON, TEXAS 77002                         (713) 207-3000
(Address and zip code of principal             (Registrant's telephone number,
         executive offices)                         including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------              -----------------------------------------
Common Stock, without par value,                 New York Stock Exchange
and associated rights to purchase                Chicago Stock Exchange
         preference stock                         London Stock Exchange

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

COMMISSION FILE NUMBER 1-3187

                        HOUSTON LIGHTING & POWER COMPANY
             (Exact name of registrant as specified in its charter)

                 TEXAS                                 74-0694415
     (State or other jurisdiction of                 (I.R.S. employer
     incorporation or organization)               identification number)

            1111 LOUISIANA
         HOUSTON, TEXAS 77002                         (713) 207-1111
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

    The aggregate market value of the voting stock held by non-affiliates of Houston Industries Incorporated was $6,030,611,109 as of March 1, 1996, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers.

    As of March 1, 1996, Houston Industries Incorporated had 262,742,947 shares of Common Stock outstanding, including 14,253,044 ESOP shares not deemed outstanding for financial statement purposes. As of March 1, 1996, all outstanding shares of Houston Lighting & Power Company's common stock were held, directly or indirectly, by Houston Industries Incorporated.

    Portions of the definitive proxy statement relating to the 1996 Annual Meeting of Shareholders of Houston Industries Incorporated, which will be filed within 120 days of December 31, 1995, are incorporated by reference in Item 10,
Item 11, Item 12 and Item 13 of Part III of this form.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      HOUSTON INDUSTRIES INCORPORATED AND
                        HOUSTON LIGHTING & POWER COMPANY
                 Form 10-K for the Year Ended December 31, 1995

PART I                                              TABLE OF CONTENTS                                            Page No.
------                                                                                                           --------
Item 1.         Business:

                The Company and Its Subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
                Business of HL&P  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
                Business of HI Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15
                Regulation of the Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16
                Executive Officers of the Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17
                Executive Officers of HL&P  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18

Item 2.         Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

Item 3.         Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21

Item 4.         Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . .     22

PART II
-------

Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . .     23

Item 6.         Selected Financial Data:

                The Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24
                HL&P  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26

Item 8.         Financial Statements and Supplementary Data:

                Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     41
                HL&P Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     50
                Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .     57
                Notes to HL&P Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     78

Item 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     85

PART III
--------

Item 10.        Directors and Executive Officers of the Company and HL&P  . . . . . . . . . . . . . . . . . .     86

Item 11.        Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     88

Item 12.        Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . .     96

Item 13.        Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . .     98

PART IV
-------

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . . . . .     99

         THIS COMBINED FORM 10-K IS SEPARATELY FILED BY HOUSTON INDUSTRIES INCORPORATED (COMPANY) AND HOUSTON LIGHTING & POWER COMPANY (HL&P). INFORMATION CONTAINED HEREIN RELATING TO HL&P IS FILED BY THE COMPANY AND SEPARATELY BY HL&P ON ITS OWN BEHALF. HL&P MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE COMPANY (EXCEPT AS IT MAY RELATE TO HL&P), HOUSTON INDUSTRIES ENERGY, INC. (HI ENERGY) OR TO ANY OTHER AFFILIATE OR SUBSIDIARY OF THE COMPANY.

                                     PART I
ITEM 1.  BUSINESS.

                        THE COMPANY AND ITS SUBSIDIARIES

         The Company, incorporated in Texas in 1976, is a holding company operating principally in the electric utility business. For a description of the Company's status under the Public Utility Holding Company Act of 1935 (1935
Act), see "Regulation of the Company."

         HL&P, incorporated in Texas in 1906, is the principal subsidiary of the Company and is engaged in the generation, transmission, distribution and sale of electric energy. HI Energy, a subsidiary of the Company formed in 1993, participates in domestic and foreign power generation projects and invests in the privatization of foreign electric utilities. The business and operations of HL&P account for substantially all of the Company's income from continuing operations and common stock equity. For information regarding the reorganization of the Company's operations into strategic business units, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Earnings of the Company and HL&P--Response to Competition" in Item 7 of this Report.

         In July 1995, the Company sold its cable television subsidiary, KBLCOM Incorporated (KBLCOM), to Time Warner Inc. (Time Warner) in exchange for Time Warner securities recorded at approximately $1 billion and the purchase by Time Warner of intercompany debt for cash. For information regarding the sale of KBLCOM, see Note 13 of the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report (Financial Statements).

         As of December 31, 1995, the Company and its subsidiaries had 8,891 full-time employees.

                                BUSINESS OF HL&P

SPECIAL FACTORS

         HL&P's business and operations are subject to a number of factors affecting the electric utility industry in general, including increasing levels of competition; legislative and regulatory changes in the basic rules governing electric utility operations and the uncertainties associated with such changes; new technologies; and environmental and nuclear plant contingencies. The effects of these and other factors on HL&P's business and operations are described elsewhere in this Report. See "Competition" and "Regulation of the Company" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Earnings of the Company and HL&P" in Item 7 of this Report.

SERVICE AREA

         HL&P's service area covers a 5,000 square mile area on the Texas Gulf Coast, including Houston (the nation's fourth largest city). HL&P serves approximately 1.5 million residential, commercial and industrial customers. HL&P is a member of the Electric Reliability Council of Texas, Inc. (ERCOT) and is interconnected to a transmission grid encompassing most of the state of Texas.

         Although the economy of HL&P's service area encompasses a wide range of products and services, Houston's economy is still centered primarily on energy sector industries, such as oil firms, petrochemical and refining complexes, industrial and petrochemical construction firms and natural gas distribution and processing centers. During the year ended December 31, 1995, energy sector industries accounted for approximately 35 percent of HL&P's industrial electric base revenues and 9 percent of its total electric base revenues. Other important sectors of Houston's economy include the Port of Houston, the Johnson Space Center and the Texas Medical Center.

SYSTEM CAPABILITY AND LOAD

         The following table sets forth information with respect to HL&P's system capability and load:

                                                               Maximum Hourly Firm Demand
                                                          ------------------------------------
          Installed                                                                 % Change
             Net           Purchased       Total Net                                  From          Reserve
          Capability         Power         Capability                                 Prior         Margin
Year         (MW)            (MW)(1)          (MW)          Date        MW (2)        Year           (%)
----     -----------      ------------    ------------    --------     -------    ------------    ----------
1991         13,583            945           14,528       Aug. 21       10,908        (2.2)          33.2
1992         13,583            945           14,528       Jul. 30       10,783        (1.1)          34.7
1993         13,679            945           14,624       Aug. 19       11,397         5.7           28.3
1994         13,666            720           14,386       Jun. 28       11,245        (1.3)          27.9
1995         13,921            445           14,366       Jul. 27       11,419         1.5           25.8
-------------------

(1) Reflects firm capacity purchased. For additional information on purchased power commitments, see "Fuel--Purchased Power" below.

(2) Does not include interruptible load. Including interruptible demand, the maximum hourly demand served in 1995 was 12,377 megawatts (MW) compared to 12,009 MW in 1994.

         Based on present trends, HL&P expects maximum hourly firm demand for electricity to grow at a compound annual rate of approximately 1.5 percent over the next ten years. Assuming average weather conditions and including the net effects of HL&P's demand-side management (DSM) programs, HL&P projects that its reserve margins will decrease from an estimated 25.5 percent in 1996 to an estimated 17.4 percent in 2000. For long-term planning purposes, HL&P intends to maintain reserve margins at approximately 15 percent in excess of maximum hourly firm demand load requirements.

         HL&P experiences significant seasonal variation in its sales of electricity. Sales during the summer months are higher than sales during other months of the year due, in large part, to the reliance on air conditioning.
See Note 15 to the Financial Statements for a presentation of certain unaudited quarterly financial information for 1994 and 1995.

COMPETITION

         Competition in the electric utility industry is affected by a number of variables, including price, reliability of service, the cost of energy alternatives and the impact of governmental regulations.

         The electric utility industry historically has been composed of vertically integrated companies that have largely been the exclusive provider of electric service within a governmentally-defined geographic area. Prices for that service have been set by governmental authorities under principles designed to provide the utility with an opportunity to recover its cost of providing electric service plus a reasonable return on its invested capital. Federal legislation, such as the Public Utility Regulatory Policy Act of 1978 (PURPA) and the Energy Policy Act of 1992 (Energy Policy Act), as well as legislative and regulatory initiatives in various states have encouraged competition among electric utility and non-utility owned power generators. These developments, combined with increasing demand for lower-priced electricity, technological advances in electric generation and relatively low natural gas prices, are acting to accelerate the electric utility industry's movement toward more competition.

         WHOLESALE MARKET AND TRANSMISSION ACCESS. The adoption of PURPA contributed to the development of new non-utility sources of electric generation by freeing cogenerators (facilities which produce electric energy along with thermal energy used for industrial processes, usually the generation of steam) from most of the regulatory constraints applicable to traditional utilities, such as state rate regulation and federal regulation under the Federal Power Act and the 1935 Act. Since 1978 cogeneration projects representing over 5,000 MW in generating capability (which is equal to approximately one-third of HL&P's current total peak generating capability) have been built in the Houston area. As a consequence of this development, HL&P estimates that it has lost approximately 2,500 MW in customer load to self-generation resulting from such projects. It is anticipated that HL&P's industrial customers may continue to consider additional self-generation projects in the future. In 1995, approximately 9 percent of HL&P's total base revenues were derived from large industrial customers owning industrial or other facilities. An additional 15 percent of such revenues was derived from small industrial customers (including retail stores, office buildings and other customers not associated with large industrial plants). For information regarding electricity purchased by HL&P from PURPA-qualified facilities, see "Fuel--Purchased Power" below.

         The Energy Policy Act created another category of non-utility generators, exempt wholesale generators (EWGs). Like cogenerators, EWGs are permitted to sell electric energy at wholesale, but unlike cogenerators, EWGs may generate electricity without regard to the simultaneous production of thermal energy. The most significant benefit of EWG status is that ownership of one or more EWGs does not trigger regulation under the 1935 Act. Although the Energy Policy Act permits exempt public utility holding companies to form EWGs, the Energy Policy Act imposes significant limitations on the ability of utilities to purchase power in their own service territories from an affiliated EWG.

         The Energy Policy Act also authorizes the Federal Energy Regulatory Commission (FERC) to require utilities to provide transmission services to EWGs and other generators upon request if

FERC finds that such transmission would be in the public interest and would not unreasonably impair the continued reliability of affected electric systems. In March 1995, the FERC issued a Notice of Proposed Rulemaking proposing to require all public utilities owning or controlling transmission facilities to file open-access tariffs and to take transmission and ancillary services for their own wholesale needs under such tariffs. Because HL&P conducts its operations entirely within the state of Texas, it does not believe that the proposed FERC rule will be applicable to its transmission system operations.

         In 1995, the Texas legislature reenacted the Texas Public Utility Regulatory Act (PURA), the basic statute governing the regulation of electric utilities in Texas. The reenacted version of PURA includes provisions intended, among other things, to establish a regulatory system for competitive wholesale electric sales in the state of Texas (including authorization for EWGs and power marketers to engage in such sales without regulation as electric utilities). In 1995, HL&P's wholesale sales accounted for less than 1 percent of its total 1995 revenues.

         In February 1996, the Public Utility Commission of Texas (Utility Commission) adopted a new transmission access and pricing rule requiring that utilities offer third parties open access to utility-owned transmission systems at rates and on terms and conditions comparable to those available to transmission-owning utilities. To ensure comparability, the Utility Commission is requiring utilities to functionally unbundle their wholesale power marketing operations from the operation of the transmission grid. The rule requires that utilities separately disclose their costs of generation, transmission and distribution for purposes of transmission pricing. The rule also implements a transmission pricing methodology by which all transmission loads are assessed a facilities charge for transmission usage. For a discussion of the rule and its financial impact on HL&P, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Earnings of the Company and HL&P--Competition" in Item 7 of this Report.

         RETAIL COMPETITION.    Although neither federal nor Texas law
currently permits retail sales by unregulated entities, such as cogenerators or EWGs, HL&P anticipates that cogenerators and EWGs will continue to exert pressure to obtain access to the electric transmission and distribution systems of regulated utilities for the purpose of making retail sales to customers of regulated utilities.

         UTILITY COMMISSION REPORTS ON COMPETITION AND STRANDED INVESTMENT. By January 1997, the Utility Commission is required to deliver a report to the Texas legislature on the scope of competition in Texas electric markets and the impact of competition and industry restructuring on customers in both competitive and non-competitive markets (including further legislative recommendations to promote the public interest in such markets). In preparing its reports, the Utility Commission has initiated projects to consider issues relating to the scope of competition in the electric utility industry and to address the potential impact of "stranded cost investment." In this connection, the Utility Commission has indicated that it will require each Texas electric utility to file in June 1996 a calculation of its total stranded investment exposure. As of March 1996, the Utility Commission has not finalized the methodology or assumptions to be used for calculating stranded cost investments. HL&P is not able to predict either the outcome of the Utility

Commission's review of stranded cost investment issues or the ultimate impact of such review on HL&P's results of operations.

         For additional information on competition in the electric utility industry, stranded cost issues and the Company and HL&P's continuing efforts to respond to competition (including a recent reorganization of the Company's and HL&P's operations into strategic business units), see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Earnings of the Company and HL&P--Competition" in Item 7 of this Report and Note 1(b) to the Financial Statements.

CAPITAL PROGRAM

         HL&P has an ongoing program to maintain its existing production, transmission and distribution facilities and to expand its physical plant in response to customer needs. Assuming a target reserve margin of 15%, HL&P does not currently forecast a need for additional capacity until the year 2002. Thereafter, HL&P intends to satisfy its additional needs through the construction of new facilities at existing HL&P plant sites, the development of cogeneration projects or purchased power. Under an integrated resource planning rule required to be adopted by the Utility Commission no later than the fall of 1996, it is expected that Texas utilities will be required to conduct public solicitations for generating capacity to satisfy their future energy needs.

         In 1995, HL&P's capital and nuclear fuel expenditures were approximately $392 million, excluding Allowance for Funds Used During Construction (AFUDC). HL&P's capital program (excluding AFUDC) is currently estimated to cost approximately $387 million in 1996, $301 million in 1997 and $328 million in 1998. HL&P's capital program for the three-year period 1996 through 1998 consists primarily of improvements to its existing electric generating, transmission and distribution facilities. For the three-year period 1996 through 1998, HL&P's projected capital program consists of the following estimated principal expenditures:


                                                                       Amount           Percent of Total
                                                                     (millions)           Expenditures
                                                                     ----------           ------------
         Generating facilities  . . . . . . . . . . . . .             $     271                26%
         Transmission facilities  . . . . . . . . . . . .                    37                 4%
         Distribution facilities  . . . . . . . . . . . .                   348                34%
         Substation facilities  . . . . . . . . . . . . .                    68                 7%
         General plant facilities . . . . . . . . . . . .                   230                23%
         Nuclear fuel . . . . . . . . . . . . . . . . . .                    62                 6%
                                                                       --------               ----

              Total . . . . . . . . . . . . . . . . . . .              $  1,016               100%
                                                                       ========               ====

         Actual capital expenditures will vary from estimates as a result of numerous factors, including, but not limited to, changes in the rate of inflation, availability and relative cost of fuels and purchased power, changes in environmental laws, regulatory and legislative changes and the effect of regulatory proceedings. For information regarding expenditures associated with
(i) HL&P's share of nuclear fuel costs and (ii) environmental programs, see "Fuel--Nuclear Fuel--Supply" and "Regulatory Matters--Environmental Quality" below.

FUEL

         Based upon various assumptions relating to the cost and availability of fuels, plant operation schedules, load growth, load management and environmental protection requirements, HL&P's estimate of its future energy mix is as follows:

                                                                                 Energy Mix  (%)
                                                             ----------------------------------------------------
                                                             Historical      ------------ Estimated -------------
                                                                1995         1996          1998          2000
                                                             ----------      ----          ----          ----
         Gas  . . . . . . . . . . . . . . . . . .                32            34            39           42
         Coal and Lignite . . . . . . . . . . . .                43            41            42           40
         Nuclear  . . . . . . . . . . . . . . . .                 9             9             7            8
         Purchased Power (cogeneration) . . . . .                16            16            12           10
                                                                ---           ---           ---          ---

                 Total  . . . . . . . . . . . . .               100           100           100          100
                                                                ===           ===           ===          ===


         There can be no assurance that the various assumptions upon which the estimates set forth in the table above are based will prove to be correct. Accordingly, HL&P's actual energy mix in future years may vary from the percentages shown in the table. For information regarding HL&P's fuel costs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Fuel and Purchased Power Expense--HL&P" in Item 7 of this Report and Note 11(b) to the Financial Statements.

         NATURAL GAS SUPPLY. During 1995, HL&P purchased approximately 71 percent of its natural gas requirements pursuant to long-term contracts having terms of five years or longer. HL&P purchased the remaining 29 percent of its natural gas requirements in the spot market. In 1995, no individual supplier provided more than 24 percent of HL&P's total natural gas requirements. Substantially all of HL&P's natural gas supply contracts contain pricing provisions based on fluctuating spot market prices.

         Based on the current market for, and availability of, natural gas, HL&P believes that it will be able to replace the supplies of natural gas covered under its present long-term contracts with gas purchased in the spot market or under short-term contracts as such long-term contracts expire.
HL&P's average daily gas consumption during 1995 was 602 billion British Thermal Units (BBtu) with peak daily consumption of 1,328 BBtu. HL&P's average cost of natural gas in 1995 was $1.69 per million British thermal units (MMBtu), $1.90 per MMBtu in 1994 and $2.21 per MMBtu in 1993.

         Although natural gas has been relatively plentiful in recent years, supplies available to HL&P and other consumers are vulnerable to disruption due to weather conditions, transportation disruptions, price changes and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply disruptions or other factors.

         COAL AND LIGNITE SUPPLY. HL&P purchases approximately three-fourths of the coal required to operate its four coal-fired units at the W. A. Parish Electric Generating Station (W. A. Parish) under two long-term contracts from mines in the Powder River Basin area of Wyoming.

The first of these contracts expires in 2008, and the other expires in 2010. HL&P obtains the remaining coal required to operate these units under short-term contracts. Based on current market conditions, HL&P believes that it will be able to enter into new coal contracts with other suppliers as such long-term contracts expire. Coal is transported to the W. A. Parish coal-handling facilities under long-term and short-term rail transportation contracts.

         HL&P obtains the lignite used to fuel the two units of the Limestone Electric Generating Station (Limestone) from a surface mine adjacent to the plant. HL&P owns the mining equipment, facilities and a portion of the lignite leases at the mine, which is operated under long-term contract. The lignite reserves currently under lease and contract are expected to provide substantially all of the fuel requirements for Limestone through 2015.

         The mining of coal/lignite reserves is subject to federal and state requirements with respect to the development and operation of coal mines, and to state and federal regulations relating to land reclamation and environmental protection.

         NUCLEAR FUEL. Supply. HL&P is the project manager (and one of four co-owners) of the South Texas Project Electric Generating Station (South Texas Project). The supply of fuel for nuclear generating facilities involves the acquisition of uranium concentrates, conversion of such concentrates into uranium hexafluoride, enrichment of the uranium hexafluoride and fabrication of nuclear fuel assemblies. The South Texas Project fuel requirements are procured in common by the South Texas Project owners. HL&P and the other South Texas Project owners have on-hand or have contracted for the raw materials and services they expect to need for operation of the South Texas Project units through the years shown in the following table:

         Uranium  . . . . . . . . . . . . . . . .  2000 (1)
         Conversion . . . . . . . . . . . . . . .  2000 (1)
         Enrichment   . . . . . . . . . . . . . .  2014 (2)
         Fabrication  . . . . . . . . . . . . . .  2005

(1) Contracts provide for up to 50 percent of the uranium concentrates required and up to 100 percent of the conversion services required. The balance of uranium concentrates requirements (and any conversion services not purchased under existing contracts) is expected to be provided by future spot and medium-term contracts.

(2) The South Texas Project has suspended its enrichment services contract for the period between October 2000 through September 2005 pursuant to an option available under such contract. During this period, the South Texas Project intends to obtain such services through a competitive bidding process.

         Although HL&P and the other South Texas Project owners cannot predict the future availability of uranium and related services, they do not anticipate, based on current market conditions, difficulty in obtaining requirements for the remaining years of the South Texas Project's operations.

         Spent Fuel Disposal. By contract, the United States Department of Energy (DOE) has committed itself to ultimately taking possession of all spent fuel generated by the South Texas

Project. HL&P has been advised that the DOE plans to place the spent fuel in a permanent underground storage facility (located near Yucca, Nevada). The DOE contract currently requires payment of a spent fuel disposal fee on nuclear plant-generated electricity of one mill (one-tenth of a cent) per net kilowatt-hour (KWH) sold. This fee is subject to adjustment to ensure full cost recovery by the DOE. Although the DOE's efforts to arrange long-term disposal have been unsuccessful to date, the South Texas Project is designed to have sufficient on-site storage facilities to accommodate over 40 years of spent fuel disposal for each unit.

         Enrichment Decontamination and Decommissioning Assessment Fees. The Energy Policy Act includes a provision that assesses a fee upon domestic utilities that purchased nuclear fuel enrichment services from the DOE before October 24, 1992. This fee covers a portion of the cost to decontaminate and decommission facilities providing for such enrichment services. In 1995, the South Texas Project assessment was approximately $1.9 million and will be approximately $2 million in 1996 and each year thereafter (subject to escalation for inflation). HL&P's share of such fees is 30.8 percent. These assessments will continue until the earlier of October 24, 2007, or when $2.25 billion (adjusted for inflation) has been collected from domestic utilities with nuclear generating units. HL&P has a remaining estimated liability of $7 million for such assessments.

         OIL SUPPLY. HL&P maintains limited fuel oil stocks to satisfy fuel needs in emergency situations. In addition, certain of HL&P's gas-fired generating plants are designed to operate on fuel oil if oil becomes more economical to use than gas.

         PURCHASED POWER. At December 31, 1995, HL&P had contracts covering 445 MW of firm capacity and associated energy. These contracts expire as follows: 1998 - 125 MW and 2005 - 320 MW. Capacity payments under HL&P's firm purchased power commitments for the next three years are approximately $22 million per year. The two principal firm capacity contracts contain provisions allowing HL&P to suspend or reduce purchased power payments in the event that the Utility Commission disallows future recovery of these costs through HL&P's rates for electric service.

         RECOVERY OF FUEL COSTS.   Utility Commission rules provide for the
recovery of certain fuel and purchased power energy costs through a fixed fuel factor included in electric rates. The fixed fuel factor is established during either a utility's general rate proceeding or a fuel factor proceeding and is to be generally effective for a minimum of six months. In any event, a reconciliation of the fuel revenues and the fuel costs is required every three years. HL&P can request a revision to its fuel factor in April and October of each year. Fuel revenues accrued pursuant to such factor are adjusted monthly to equal fuel expenses; therefore, such revenues and expenses have no effect on earnings unless fuel costs are determined not to be recoverable. The adjusted over/under recovery of fuel costs is recorded on HL&P's balance sheets as fuel-related credits and fuel costs are reviewed during periodic fuel reconciliation proceedings. For additional information regarding the recovery of fuel costs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--HL&P--Operating Revenues and Sales--HL&P" in Item 7 of this Report.

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

         UTILITY COMMISSION RATE PROCEEDINGS. During 1995, HL&P implemented under the terms of a settlement of its 1995 rate case (Docket No. 12065) a reduction in its base rates (Rate Case Settlement). For a more detailed description of the terms of the Rate Case Settlement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Earnings of the Company and HL&P--Rate Matters and Other Contingencies" in Item 7 of this Report and Note 3(a) to the Financial Statements.

         ENVIRONMENTAL QUALITY. HL&P is subject to a number of federal, state and local environmental requirements that govern its discharge of emissions into the air and water and regulate its handling of solid and hazardous waste. HL&P has incurred substantial expenditures in the past to comply with these requirements and anticipates that further expenditures will be incurred in the future. Most of the environmental requirements applicable to HL&P are implemented by the Texas Natural Resource Conservation Commission (TNRCC), which shares regulatory jurisdiction with the United States Environmental Protection Agency (EPA).

         Air Quality. A major provision of the Federal Clean Air Act (Clean Air Act) affecting electric utilities, like HL&P, is the Acid Rain Program, which is designed to reduce emissions of sulfur dioxide (SO2) from electric utility generating units. The Acid Rain Program requires that after a certain date a utility must have been granted a regulatory "allowance" for each ton of SO2 emitted from its facilities. Allowances have been distributed to utilities by the EPA based on their historic operations. If a utility is not allocated sufficient allowances to cover its future SO2 emissions, it must either purchase allowances from other utilities or reduce SO2 emissions from its units through the installation of additional controls and equipment. HL&P believes that it has been allocated a sufficient number of emission allowances for it to continue operating its existing facilities for the foreseeable future.

         Provisions of the Clean Air Act dealing with urban air pollution require establishing new emission limitations for nitrogen oxides (NOx) from existing sources. Initial limitations were finalized in 1993, but the implementation of these emission reductions has been delayed by the EPA and
TNRCC until 1999.   The cost of modifications to HL&P in 1995 was approximately
$1 million. Up to an additional $40 million may be incurred by HL&P in order to fully comply with new NOx requirements through 1999.

         Additionally, to ensure compliance with these new regulatory programs, the Clean Air Act requires electric utilities to install continuous emission monitoring equipment, which cost HL&P approximately $3 million in 1995 and is expected to cost an additional $1 million in 1996. To implement these new Clean Air Act programs, a new Operating Permit Program was established that will be administered in Texas by the TNRCC. Among other requirements, the Operating Permit Program is funded by fees imposed by the TNRCC. The annual cost of these fees to HL&P is approximately $1 million.

         Water Quality. The Federal Clean Water Act governs the discharge of pollutants into surface waters and is administered jointly in Texas by the TNRCC and the EPA. HL&P has obtained permits from both the TNRCC and the EPA for all of its facilities that require such permits and anticipates obtaining renewal of such permits as they expire.

         Solid and Hazardous Waste. HL&P's handling and disposal of solid waste is also subject to regulation by the TNRCC. HL&P's cost in 1995 for commercial disposal of industrial solid waste was approximately $2.3 million.

         Electric and Magnetic Fields. The issue of whether exposure to electric and magnetic fields (EMFs) may result in adverse health effects or damage to the environment is currently being debated. EMFs are produced by all devices which carry or use electricity, including home appliances as well as electric transmission and distribution lines. Results of studies concerning the effect of EMFs have been inconclusive and EMFs are not the subject of any federal, state or local regulations affecting HL&P. However, lawsuits have arisen in several states (including Texas) against electric utilities and others alleging that the presence or use of electric power transmission and distribution lines has an adverse effect on health and/or property values.

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

         LOW-LEVEL RADIOACTIVE WASTE DISPOSAL. The 1980 federal Low-Level Radioactive Waste Policy Act directed states to assume responsibility for the disposal of low-level nuclear waste generated within their borders. Under the Act, states may combine with other states and seek consent from Congress for regional compacts to construct and operate low- level nuclear waste sites. As of March 1, 1996, there existed in the United States only two facilities licensed to receive commercial low-level nuclear waste. Only one such facility, located in Barnwell, South Carolina, is currently available to the South Texas Project. The South Texas Project has entered into a contract with the operator of the Barnwell facility to dispose of all of its low-level nuclear waste through September 1997.

         The Texas Low-Level Radioactive Waste Disposal Authority (Waste Disposal Authority) is currently seeking authority to build and operate a low-level waste disposal facility in Hudspeth County, Texas. A bill that establishes an interstate compact among Texas, Maine and Vermont is currently pending before Congress. Ratification of the compact would limit access to the proposed facility to the three compact members. Although lack of Congressional action would not prohibit the Waste Disposal Authority from constructing the site unilaterally, failure to ratify the compact would result in the loss of contributions from Maine and Vermont toward the construction of the facility. HL&P expects that the measure will be considered by Congress in mid-1996.

         The Waste Disposal Authority is authorized to assess a planning and implementation fee to waste generators to fund development of the proposed Texas disposal facility. For the authority's 1995 fiscal year, HL&P's share of this assessment fee was approximately $1.3 million. Assuming Congress ultimately approves the proposed compact, HL&P estimates that its share of these fees for 1996 will be approximately $1.2 million. Subject to licensing of the facility in 1996, the Waste Disposal Authority estimates that the Texas site (construction of which has not yet begun) could begin receiving waste in late 1997. In the event the Barnwell facility stops accepting waste before the Texas site is opened, the South Texas Project would store its waste in an interim storage facility located at the nuclear plant. The plant currently has storage capacity for a minimum of five years of low-level nuclear waste generated by the project.


NUCLEAR INSURANCE AND NUCLEAR DECOMMISSIONING

         For information concerning nuclear insurance and nuclear decommissioning, see Notes 2(c) and 2(d) to the Financial Statements.

LABOR MATTERS

         As of December 31, 1995, HL&P had 8,641 full-time employees of whom 3,420 were hourly-paid employees represented by the International Brotherhood of Electrical Workers under a collective bargaining agreement which expires on May 25, 1998.

 OPERATING STATISTICS OF HL&P

                                                                         Year Ended December 31,
                                                         ----------------------------------------------------
                                                                1995              1994             1993
                                                             ----------        ---------        ----------

 Electric Energy Generated and Purchased (MWH):
    Generated -- Net Station Output  . . . . . . . . .       53,447,128        53,894,994       52,939,551
    Purchased  . . . . . . . . . . . . . . . . . . . .       10,452,818        10,107,449       11,113,971
    Net Interchange  . . . . . . . . . . . . . . . . .           (1,488)           (1,018)            (282)
                                                             ----------        ----------       ----------
       Total . . . . . . . . . . . . . . . . . . . . .       63,898,458        64,001,425       64,053,240
    Company Use, Lost and Unaccounted for Energy . . .       (2,822,876)       (2,678,629)      (2,903,780)
                                                             ----------        ----------       ----------
       Total Energy Sold . . . . . . . . . . . . . . .       61,075,582        61,322,796       61,149,460
                                                             ==========        ==========       ==========

 Electric Sales (MWH):
    Residential  . . . . . . . . . . . . . . . . . . .       18,103,209        17,194,724       16,953,667
    Commercial . . . . . . . . . . . . . . . . . . . .       14,233,413        13,631,381       13,083,391
    Small Industrial (1) . . . . . . . . . . . . . . .       11,174,404        10,940,813       11,038,653
    Large Industrial (1) . . . . . . . . . . . . . . .       12,493,029        13,537,677       13,648,129
    Street Lighting -- Government and Municipal  . . .          117,253           116,643          112,914
                                                             ----------        ----------      -----------
       Total Firm Retail Sales . . . . . . . . . . . .       56,121,308        55,421,238       54,836,754
    Other Electric Utilities . . . . . . . . . . . . .          169,750           167,286          223,204
                                                             ----------        ----------      -----------
       Total Firm Sales  . . . . . . . . . . . . . . .       56,291,058        55,588,524       55,059,958
    Interruptible  . . . . . . . . . . . . . . . . . .        4,093,385         5,027,743        5,748,086
    Off-System . . . . . . . . . . . . . . . . . . . .          691,139           706,529          341,416
                                                             ----------        ----------      -----------
       Total . . . . . . . . . . . . . . . . . . . . .       61,075,582        61,322,796       61,149,460
                                                             ==========        ==========       ==========

 Number of Customers (End of Period):
    Residential  . . . . . . . . . . . . . . . . . . .        1,327,168         1,301,074        1,278,774
    Commercial . . . . . . . . . . . . . . . . . . . .          175,998           170,959          168,284
    Small Industrial (1) . . . . . . . . . . . . . . .            1,543             1,525            1,568
    Large Industrial (Including Interruptible) (1) . .              127               145              138
    Street Lighting -- Government and Municipal  . . .               82                81               82
    Other Electric Utilities (Including Off-System)  .               11                11               12
                                                             ----------        ----------      -----------
       Total . . . . . . . . . . . . . . . . . . . . .        1,504,929         1,473,795        1,448,858
                                                             ==========        ==========      ===========

 Operating Revenue (Thousands of Dollars):
    Residential  . . . . . . . . . . . . . . . . . . .       $1,471,702        $1,586,074       $1,578,175
    Commercial . . . . . . . . . . . . . . . . . . . .          923,223         1,029,104          994,461
    Small Industrial (1) . . . . . . . . . . . . . . .          564,609           643,383          650,946
    Large Industrial (1) . . . . . . . . . . . . . . .          431,499           541,188          539,971
    Street Lighting -- Government and Municipal  . . .           20,679            25,902           24,258
                                                             ----------        ----------      -----------
       Total Electric Revenue -- Firm Retail Sales . .        3,411,712         3,825,651        3,787,811
    Other Electric Utilities . . . . . . . . . . . . .           22,207            25,669           26,154
                                                             ----------        ----------      -----------
       Total Electric Revenue -- Firm Sales  . . . . .        3,433,919         3,851,320        3,813,965
    Interruptible  . . . . . . . . . . . . . . . . . .           81,707           108,730          135,066
    Off-System . . . . . . . . . . . . . . . . . . . .           12,250            13,691            7,313
                                                             ----------        ----------      -----------
       Total Electric Revenue  . . . . . . . . . . . .        3,527,876         3,973,741        3,956,344
    Miscellaneous Electric Revenues  . . . . . . . . .          152,421          (227,656)         123,519
                                                             ----------        ----------      -----------
       Total . . . . . . . . . . . . . . . . . . . . .       $3,680,297        $3,746,085       $4,079,863
                                                             ==========        ==========       ==========

 Installed Net Generating Capability (KW)                    13,921,370        13,666,000       13,679,000
    (End of Period)  . . . . . . . . . . . . . . . . .

 Cost of Fuel (Cents per MMBtu):
    Gas  . . . . . . . . . . . . . . . . . . . . . . .              168.5             189.8            221.4
    Coal (2) . . . . . . . . . . . . . . . . . . . . .              202.5             159.0            199.6
    Lignite  . . . . . . . . . . . . . . . . . . . . .              124.8             110.8            122.1
    Nuclear  . . . . . . . . . . . . . . . . . . . . .               58.2              57.4             59.6
       Average . . . . . . . . . . . . . . . . . . . .              159.3             153.6            195.2

 (1) For reporting purposes, HL&P classifies customers with an electric demand in excess of 600 KVA as industrial. Small industrial customers typically are retail stores, office buildings, universities and other customers not associated with large industrial plants.
 (2) The cost of coal for 1994 reflects the receipt of approximately $66.1 million related to the sale of certain railroad settlement payments. See Note 14 to the Financial Statements.

                             BUSINESS OF HI ENERGY

         The Company formed HI Energy in 1993 to seek investment opportunities in domestic and foreign power generation projects and the privatization of foreign electric utilities.

          HI Energy's major foreign investments include a 90 percent interest in an electric utility operating in north-central Argentina (acquired in 1995 for $15.7 million), and a 17 percent indirect interest in an electric utility operating in La Plata, Argentina (for which HI Energy's share of the purchase price in 1992 was $37.4 million). In late 1997, a subsidiary of HI Energy expects to complete development of a 160 MW cogeneration facility in Argentina at an estimated cost to HI Energy of approximately $92 million. In 1998, a subsidiary of HI Energy, together with various other investors, expects to complete development of a petroleum coke calcination facility in the state of Andhra Pradesh, India. The waste gases from this facility will be used to generate electricity for sale to industrial customers and a local utility. Assuming the project is completed on schedule, HI Energy's estimated share of the cost of this project is approximately $8 million. HI Energy also owns an indirect interest in two waste tire-to-energy projects located in the state of Illinois (in which it has made investments and advances totaling approximately $28 million).

         For the year ended December 31, 1995, HI Energy had a consolidated net loss of approximately $33 million. The net loss includes an $18 million after-tax charge to earnings resulting from the adverse impact of legislation adopted by the state of Illinois on the operations of the two HI Energy waste tire-to-energy projects located in that state. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Earnings of the Company and HL&P--HI Energy" in Item 7 of this Report and Notes 1(a) and 4 to the Financial Statements. Although HI Energy seeks to improve long-term shareholder returns, HI Energy's operations are subject to greater risks than traditionally have existed in HL&P's regulated operations. Such risks include foreign investment risks, currency fluctuations, expropriation, intense competition for the identification and development of projects and the risk of adverse legislation or regulatory action.

         As of December 31, 1995, HI Energy and its U.S. majority-owned subsidiaries had 61 full-time employees of whom 14 were represented by a union.

                           REGULATION OF THE COMPANY

FEDERAL

         The Company is a holding company as defined in the 1935 Act; however, based upon the intrastate operations of HL&P and the exemptions applicable to the affiliates of HI Energy, the Company is exempt from regulation as a "registered" holding company under the 1935 Act except with respect to the acquisition of voting securities of other domestic public utility companies and utility holding companies. The Company has no present intention of entering into any transaction which would cause it to become a registered holding company subject to regulation by the Securities and Exchange Commission (SEC) under the 1935 Act.

         In June 1995, the SEC issued a comprehensive report on the regulation of utility holding companies in which it recommended repeal of the 1935 Act, subject to a minimum one-year transition period and legislation that would provide for access by state commissions to the books and records of holding companies and their affiliates and oversight by the FERC of intrasystem transactions. At least one bill has since been introduced in Congress which would implement most of the SEC's recommendations. Repeal or significant modification of the 1935 Act could have a significant effect on the electric utility industry.

STATE

         The Company is not subject to regulation by the Utility Commission under PURA or by the incorporated municipalities served by HL&P. Those regulatory bodies do, however, have authority to review accounts, records and contracts relating to transactions by HL&P with the Company and its other subsidiaries.

         The exemption for foreign utility affiliates of the Company from regulation under the 1935 Act as "public utility companies" is dependent upon certification by the Utility Commission to the SEC to the effect that it has the authority to protect HL&P's ratepayers from any adverse consequences of the Company's investment in foreign utilities and that it intends to exercise its authority. The Utility Commission has provided such certification to the SEC subject, however, to its being revised or withdrawn by the Utility Commission as to any future acquisition. In January 1996, the Utility Commission adopted a rule specifying the procedures for granting certification to the SEC regarding foreign utility investments and establishing reporting requirements for exempt holding companies (like the Company) intended to provide the Utility Commission with information relevant to its granting or maintaining the certification. Among other things, the Company is now required to notify the Utility Commission in the event that its aggregate investment in foreign EWGs and utility companies exceeds 30 percent of the Company's consolidated net worth or if the Company's operating losses attributable to its direct or indirect investments exceeds 5 percent of consolidated retained earnings during the previous four quarters.

                     EXECUTIVE OFFICERS OF THE COMPANY (1)
                              As of March 1, 1996

                                            Officer
       Name                        Age(2)    Since             Business Experience 1991-1996 and Positions
       ----                        ------   -------  ---------------------------------------------------------------
Don D. Jordan  . . . . . . . . . .   63      1976     Chairman and Chief Executive                             1993-
                                                        Officer and Director
                                                      Chairman, President and Chief                            1991-1993
                                                        Executive Officer and Director
                                                      Chairman and Chief Executive                             1991-
                                                        Officer and Director - HL&P

Hugh Rice Kelly  . . . . . . . . .   53      1984     Senior Vice President, General                           1994-
                                                        Counsel and Corporate Secretary
                                                      Vice President, General Counsel                          1991-1994
                                                        and Corporate Secretary
                                                      Senior Vice President, General                           1991-
                                                        Counsel and Corporate Secretary
                                                         - HL&P

Lee W. Hogan   . . . . . . . . . .   51      1990     Senior Vice President and Director                       1996-
                                                      Vice President and Director                              1995-1996
                                                      Vice President                                           1993-1995
                                                      President and Chief Operating                            1993-
                                                        Officer - HI Energy
                                                      Group Vice President -                                   1991-1993
                                                        External Affairs - HL&P

R. Steve Letbetter   . . . . . . .   47      1978     Senior Vice President and Director                       1996-
                                                      Vice President and Director                              1995-1996
                                                      Vice President                                           1993-1995
                                                      President and Chief                                      1993-
                                                        Operating Officer - HL&P
                                                      Group Vice President - Finance                           1991-1993
                                                        and Regulatory Relations - HL&P

Stephen W. Naeve   . . . . . . . .   48      1988     Senior Vice President and Chief                          1996-
                                                        Financial Officer
                                                      Vice President - Strategic Planning                      1993-1996
                                                        and Administration
                                                      Vice President - Corporate Planning                      1991-1993
                                                        and Treasurer - HL&P

Mary P. Ricciardello   . . . . . .   40      1993     Vice President and Comptroller                           1996-
                                                      Vice President and Comptroller                           1996-
                                                        - HL&P
                                                      Comptroller                                              1993-1996
                                                      Assistant Corporate Secretary                            1991-1993
                                                        and Assistant Treasurer - HL&P
--------------------

(1) All of the officers have been elected to serve until the annual meeting of the Board of Directors scheduled to occur on May 22, 1996 and until their successors qualify.

(2)   At December 31, 1995.

                       EXECUTIVE OFFICERS OF HL&P (1)(2)
                              As of March 1, 1996

                                            Officer
       Name                        Age(3)    Since                Business Experience 1991-1996 and Positions
       ----                        ------   -------   ------------------------------------------------------------------
Don D. Jordan . . . . . . . . . .    63      1971     Chairman and Chief Executive                             1991-
                                                        Officer and Director

R. Steve Letbetter  . . . . . . .    47      1978     President and Chief Operating Officer
                                                        and Director                                           1995-
                                                      President and Chief Operating Officer                    1993-1995
                                                      Group Vice President - Finance                           1991-1993
                                                        and Regulatory Relations

William T. Cottle . . . . . . . .    50      1993     Executive Vice President and General                     1996-
                                                        Manager - Nuclear
                                                      Group Vice President - Nuclear                           1993-1996
                                                      Vice President - Operations -                            1991-1993
                                                        Grand Gulf Nuclear Station,
                                                        Entergy Operations, Inc.

Jack D. Greenwade . . . . . . . .    56      1982     Senior Vice President and Assistant                      1996-
                                                        to the President
                                                      Group Vice President - Operations                        1991-1996

Hugh Rice Kelly . . . . . . . . .    53      1984     Senior Vice President, General                           1991-
                                                        Counsel and Corporate Secretary

David M. McClanahan . . . . . . .    46      1986     Executive Vice President and General                     1996-
                                                        Manager - Energy Delivery and
                                                        Customer Services
                                                      Group Vice President - Finance                           1993-1996
                                                        and Regulatory Relations
                                                      Senior Vice President and Chief                          1991-1993
                                                        Financial Officer - KBLCOM
                                                      Vice President, Finance and                              1991
                                                        Administration - KBLCOM
                                                      Vice President and Comptroller                           1991
                                                        - Company

Stephen C. Schaeffer  . . . . . .    48      1989     Executive Vice President - Shared                        1996-
                                                        Services and Financial and
                                                        Regulatory Affairs
                                                      Senior Vice President - Treasurer -                      1993-1996
                                                        HI Energy
                                                      Group Vice President - Administration                    1992-1993
                                                        and Support
                                                      Vice President - Regulatory Relations                    1991-1992

Robert L. Waldrop   . . . . . . .    48      1988     Senior Vice President - Marketing and                    1996-
                                                        Customer Services
                                                      Group Vice President - External Affairs                  1993-1996
                                                      Vice President - Public and                              1992-1993
                                                        Customer Relations
                                                      Vice President - Public Affairs                          1991-1992

Mary P. Ricciardello  . . . . . .    40      1993     Vice President and Comptroller                           1996-
                                                      Vice President and Comptroller                           1996-
                                                        - Company
                                                      Comptroller - Company                                    1993-1996
                                                      Assistant Corporate Secretary                            1991-1993
                                                        and Assistant Treasurer
-------------------


(1) All of the officers have been elected to serve until the annual meeting of the Board of Directors scheduled to occur on May 22, 1996 and until their successors qualify.

(2) For the purposes of the requirements of this Report, the HL&P officers listed may also be deemed to be executive officers of the Company.

(3)    At December 31, 1995.

ITEM 2.  PROPERTIES.

         The Company considers its property and the property of its subsidiaries to be well maintained, in good operating condition and suitable for their intended purposes.

HL&P

         All of HL&P's electric generating stations and all of the other operating properties of HL&P are located in the state of Texas.

         ELECTRIC GENERATING STATIONS. As of December 31, 1995, HL&P owned 12 electric generating stations (62 generating units) with a combined turbine nameplate rating of 13,544,608 kilowatts (KW), including a 30.8 percent interest in one nuclear generating station (two units) with a combined turbine nameplate rating of 2,623,676 KW.

         SUBSTATIONS. As of December 31, 1995, HL&P owned 203 major substations (with capacities of at least 10 megavolt amperes (Mva)) having a total installed rated transformer capacity of 55,320 Mva (exclusive of spare transformers), including a 30.8 percent interest in one major substation with an installed rated transformer capacity of 3,080 Mva.

         ELECTRIC LINES--OVERHEAD. As of December 31, 1995, HL&P operated 24,385 pole miles of overhead distribution lines and 3,597 circuit miles of overhead transmission lines, including 567 circuit miles operated at 69,000 volts, 1,999 circuit miles operated at 138,000 volts and 1,031 circuit miles operated at 345,000 volts.

         ELECTRIC LINES--UNDERGROUND. As of December 31, 1995, HL&P operated 9,098 circuit miles of underground distribution lines and 12.6 circuit miles of underground transmission lines, including 8.1 circuit miles operated at 138,000 volts and 4.5 circuit miles operated at 69,000 volts.

         GENERAL PROPERTIES. HL&P owns various properties, including division offices, service centers, telecommunications equipment and other facilities used for general purposes.

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

         MORTGAGE. HL&P's mortgage, which secures first mortgage bonds issued by HL&P and collateralizes certain other securities issued on behalf of HL&P, constitutes a direct first lien on substantially all of HL&P's properties. The terms of the mortgage contain significant restrictions on the ability of HL&P to pledge, sell or otherwise dispose of its assets.

HI ENERGY

         For information with respect to property owned directly or indirectly by HI Energy, see "Business of HI Energy" in Item 1 of this Report and Note 4 to the Financial Statements.

     ITEM 3.  LEGAL PROCEEDINGS.

         The following is a description of certain legal and regulatory proceedings affecting the Company and its subsidiaries.

         RATE MATTERS. In August 1995, the Utility Commission approved a settlement of HL&P's 1995 rate case (Docket No. 12065) as well as a separate proceeding (Docket No. 13126) regarding the prudence of operation of the South Texas Project. For information regarding this settlement, including the status of appeals of other Utility Commission orders affecting HL&P, see Note 3 to the Financial Statements, which note is incorporated herein by reference.

          SOUTH TEXAS PROJECT LITIGATION. For information concerning lawsuits and related matters filed against HL&P by the City of Austin and the City of San Antonio with respect to outages at the South Texas Project occurring in 1993 and early 1994 and arbitration claims asserted against HL&P by the City of San Antonio with respect to the construction of the South Texas Project, see Note 2(b) to the Financial Statements, which note is incorporated herein by reference.

         In April 1994, two former employees of HL&P filed a class action and shareholder derivative suit on behalf of all shareholders of the Company. This lawsuit (Pace and Fuentez v. Houston Industries Incorporated) alleges various acts of mismanagement against certain officers and directors of the Company and HL&P in connection with the operation of the South Texas Project, and seeks unspecified actual and punitive damages for the benefit of shareholders of the Company. The Company and HL&P believe that the suit is without merit. The lawsuit is pending in the 133rd District Court of Harris County, Texas.

         HL&P and the other owners of the South Texas Project filed suit in 1990 against Westinghouse Electric Corporation (Westinghouse) in the 23rd District Court of Matagorda County, Texas, alleging breach of warranty and misrepresentation in connection with the steam generators supplied by Westinghouse for the South Texas Project. In December 1995, HL&P and the other South Texas Project owners settled their lawsuit against Westinghouse.
Although the terms of the settlement do not allow disclosure of its specific terms, the Company believes the litigation was settled on terms that provided satisfactory consideration to HL&P.

          ENVIRONMENTAL. HL&P is a defendent in litigation arising out of the environmental remediation of a site in Corpus Christi, Texas. The site was operated by third parties as a metals reclaiming operation. Although HL&P neither operated nor owned the site, certain transformers and other equipment originally sold by HL&P may have been delivered to the site by third parties, and HL&P and others have remediated the site pursuant to a plan approved by appropriate state agencies and a federal court. In Dumes, et al. v. HL&P, et al., (pending in the U.S. District Court for the Southern District of Texas, Corpus Christi Division), landowners near the site have asserted claims that their property has been contaminated as a result of the remediation effort and have asserted claims of approximately $70 million in damages, together with punitive damages totaling $51 million. Although the ultimate outcome of this case cannot be predicted at this time, the Company and HL&P do not believe that this case will have a material adverse effect on the Company's or HL&P's financial condition or results of operations.

         The EPA has identified HL&P as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act for the costs of cleaning up a site located adjacent to one of HL&P's transmission lines. In October 1992, the EPA issued an Administrative Order to HL&P and several other companies purporting to require them to manage the remediation of the site. HL&P believes that the EPA took this action solely on the basis of information indicating that HL&P in the 1950s acquired record title to a portion of the land on which the site is located. HL&P does not believe that it now nor previously has had any ownership interest in the land in question and has obtained a judgment from a court in Galveston County, Texas, to that effect. Accordingly, HL&P has not complied with this order, even though HL&P understands that other responsible parties are proceeding with site remediation. To date, neither the EPA nor any other potentially responsible party has instituted a claim against HL&P for any share of the remediation costs, but under current law if HL&P is determined to be a responsible party, HL&P could be found to be jointly and severally liable for the remediation costs (which HL&P estimates to be approximately $80 million in the aggregate) and could be subjected to substantial fines and damage claims.

        IRS REFUND LAWSUIT. In July 1990, the Company paid approximately $104.5 million to the Internal Revenue Service (IRS) in connection with an IRS audit of the Company's 1983 and 1984 federal income tax returns. In November 1991, the Company filed a refund suit in the U.S. Court of Federal Claims seeking the return of $52.1 million of tax, $36.3 million of accrued interest, plus interest on both of those amounts accruing after July 1990. The major contested issue in the refund case involved the IRS's allegation that certain amounts related to the over-recovery of fuel costs should have been included as taxable income in 1983 and 1984 even though HL&P had an obligation to refund the over- recoveries to its ratepayers. In October 1994, the Court granted the Company's Motion for Partial Summary Judgment on the fuel cost over-recovery issue, and in February 1995, entered partial judgment in favor of the Company. The government has appealed this decision. If the government does not prevail on appeal, the Company would be entitled to a refund of overpaid tax, interest paid on the overpaid tax through July 1990 and interest on both of those amounts from July 1990. If the government prevails on appeal, the Company's ultimate financial exposure should be immaterial because of offsetting tax deductions to which the Company is entitled for the year the over-recovery was refunded to ratepayers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders of the Company or HL&P during the fourth quarter of 1995.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The Company's Common Stock, which at March 1, 1996 was held of record by approximately 66,000 shareholders, is listed on the New York, Chicago and London Stock Exchanges (symbol: HOU). All of HL&P's common stock is directly or indirectly held by the Company. The following table sets forth the high and low sales prices of the Company's Common Stock on the composite tape during the periods indicated, as reported by The Wall Street Journal, and the dividends declared for such periods, in each case as adjusted to give effect to the two-for-one stock split effected by a stock distribution in December 1995. Dividend payout was $1.50 per share for 1995 and 1994. The dividend declared during the fourth quarter of 1995 is payable in March 1996.

                                                        Market Price
                                                 --------------------------          Dividend Declared
                                                   High              Low                  Per Share
                                                 --------         --------           --------------------
1995
First Quarter                                                                              $0.375
     January 3                                                    $17 11/16
     February 3                                  $20 1/2

Second Quarter                                                                             $0.375
     April 3                                                      $18 15/16
     June 5                                      $21 7/8

Third Quarter                                                                              $0.375
     September 1                                                  $21 1/16
     September 28                                $22 3/4

Fourth Quarter                                                                             $0.375
     October 2                                                    $22 1/16
     December 29                                 $24 1/2

1994
First Quarter                                                                              $0.375
     January 3                                   $23 7/8
     March 31                                                     $17 3/8

Second Quarter                                                                             $0.375
     April 21                                    $18 5/8
     May 10                                                       $15

Third Quarter                                                                              $0.375
     July 1                                                       $16 1/4
     August 2                                    $18 5/16

Fourth Quarter                                                                             $0.375
     November 23                                                  $16
     December 15                                 $18 1/4

On December 31, 1995, the consolidated book value of the Company's Common Stock was $16.61 per share. The closing market price of the Company's Common Stock on December 29, 1995 (the last business day of the year) was $24 1/4 per share.

         There are no contractual limitations on the payment of dividends on the Company's Common Stock or on the common stock of the Company's subsidiaries.

ITEM 6.  SELECTED FINANCIAL DATA OF THE COMPANY.

          The following table sets forth selected financial data with respect to the Company's consolidated financial condition and results of consolidated operations and should be read in conjunction with the Financial Statements and the related notes in Item 8 of this Report. On July 6, 1995, the Company closed the sale of its cable television operations. The operations of KBLCOM have been accounted for as discontinued operations.

                                                                         Year Ended December 31,
                                                       ------------------------------------------------------------------------
                                                           1995          1994             1993          1992         1991
                                                       -----------    -----------    -----------   -----------    -----------
                                                                 (Thousands of Dollars, except per share amounts)
Revenues  . . . . . . . . . . . . . . . . . . . .      $ 3,730,173    $ 3,754,136    $ 4,083,655   $ 3,857,932    $ 3,707,605
                                                       -----------    -----------    -----------   -----------    -----------
Income from continuing operations before
   cumulative effect of change in
   accounting (1)   . . . . . . . . . . . . . . .      $   397,400    $   423,985    $   440,531   $   370,031    $   484,275
Loss from discontinued operations . . . . . . . .                         (16,524)       (24,495)      (29,544)       (67,521)
Gain on sale of cable television subsidiary . . .          708,124
Cumulative effect of change in accounting (2) . .                          (8,200)                      94,180
                                                       -----------    -----------    -----------   -----------    -----------
Net income (1)  . . . . . . . . . . . . . . . . .      $ 1,105,524    $   399,261    $   416,036   $   434,667    $   416,754
                                                       ===========    ===========    ===========   ===========    ===========
Earnings per common share (3):
   Continuing operations before cumulative
   effect of change in accounting (1) . . . . . .      $      1.60    $      1.72    $      1.69   $      1.43    $      1.88
   Gain on sale of cable television subsidiary. .             2.86
   Discontinued operations    . . . . . . . . . .                            (.07)          (.09)         (.11)          (.26)
   Cumulative effect of change in
   accounting (2) . . . . . . . . . . . . . . . .                            (.03)                         .36
                                                       -----------    -----------    -----------   -----------    -----------
Earnings per common share (1) . . . . . . . . . .      $      4.46    $      1.62    $      1.60   $      1.68    $      1.62
                                                       ===========    ===========    ===========   ===========    ===========
Cash dividends declared per common
   share (3)(4)   . . . . . . . . . . . . . . . .      $      1.50    $      1.50    $     1.875   $      1.49    $      1.48
Dividend pay-out ratio from continuing
   operations   . . . . . . . . . . . . . . . . .              94%            87%            89%          104%            79%
Return on average common equity (5) . . . . . . .            29.1%          11.9%          12.8%         13.4%          12.7%
Ratio of earnings from continuing
   operations to fixed charges before
   cumulative effect of change in accounting  . .             2.71           2.89           2.78          2.29           2.55
--------------------------------------------------     ----------------------------------------------------------------------

At year-end:
   Book value per common share (1)(3)   . . . . .      $     16.61    $     13.64    $     12.53   $     12.68    $     12.48
   Market price per common share (3)  . . . . . .      $     24.25    $     17.82    $     23.82   $     22.94    $     22.13
   Market price as a percent of book value (1)                146%           131%           190%          181%           177%

--------------------------------------------------     ----------------------------------------------------------------------
At year-end:
   Total assets of continuing operations  . . . .      $11,819,606    $10,784,095    $10,867,581   $11,075,897    $10,820,562
   Net assets of discontinued operations  . . . .                         618,982        487,026       231,252        170,718
                                                       -----------    -----------    -----------   -----------    -----------
     Total assets . . . . . . . . . . . . . . . .      $11,819,606    $11,403,077    $11,354,607   $11,307,149    $10,991,280
                                                       ===========    ===========    ===========   ===========    ===========

   Long-term obligations including current
     maturities - continuing operations (6) . . .      $ 3,768,928    $3,905,518  $ 3,950,576      $ 4,244,077    $ 4,488,628
   Long-term obligations including current
      maturities included in net assets of
      discontinued operations . . . . . . . . . .                        504,580      514,964          740,453        813,203

   Capitalization from continuing operations:
      Common stock equity . . . . . . . . . . . .              50%           44%          43%              42%            41%
      Cumulative preferred stock of HL&P
         (including current maturities) . . . . .               5%            7%           7%               7%             6%
      Long-term debt (including current
       maturities)  . . . . . . . . . . . . . . .              45%           49%          50%              51%            53%

-----------------------------------------------------------------------------------------------------------------------------
Capital expenditures:
   Electric capital and nuclear fuel
      expenditures (excluding AFUDC) (7)  . . . .      $   296,635    $  412,899  $   329,016      $   337,082    $   365,486
   Cable television additions and other   . . . .
      cable-related investments - discontinued. .           47,601        84,071       61,856           45,233         26,624
   Corporate headquarters expenditures
      (excluding capitalized interest) (7). . . .           89,627        44,250       26,034
   Non-regulated electric power project
      expenditures and advances   . . . . . . . .           38,278         7,087       35,796            1,625
-----------------------------------------------------------------------------------------------------------------------------


(1) The Company adopted Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock Ownership Plans," effective January 1, 1994, which had the effect of reducing net income while increasing earnings per share. See also Notes 1(g) and 9(b) to the Financial Statements. SOP 93-6 is effective only with respect to financial statements for periods after January 1, 1994, and no restatement was permitted for prior periods.

(2) The 1994 cumulative effect relates to the change in accounting for postemployment benefits. See also Note 9(d) to the Financial Statements. The 1992 cumulative effect relates to the change in accounting for revenues.

(3) All common share data reflect a two-for-one common stock dividend distribution in December 1995.

(4) Year ended December 31, 1993 includes five quarterly dividends of $.375 per share due to a change in the timing of the Company's Board of Directors' declaration of dividends. Dividend payout was $1.50 per share for 1993.
    See also Note 5(b) to the Financial Statements.

(5) The return on average common equity for 1995 includes the gain on the sale of the Company's cable television subsidiary. The return on average common equity excluding the gain was 11.6%.

(6) Includes Cumulative Preferred Stock subject to mandatory redemption.

(7) During 1995, HL&P made a payment toward the purchase of an ownership interest in the corporate headquarters building. Such payment is not reflected in the Company's electric capital and nuclear fuel expenditures as it is an affiliate transaction eliminated upon consolidation.

ITEM 6.  SELECTED FINANCIAL DATA OF HL&P.

 The following table sets forth selected financial data with respect to HL&P's financial condition and results of operations and should be read in conjunction with the Financial Statements.


                                                                         Year Ended December 31,
                                              ------------------------------------------------------------------------
                                                 1995            1994           1993          1992         1991
                                              ---------       -----------  -----------    -----------     -----------
                                                                           (Thousands of Dollars)
Revenues  . . . . . . . . . . . . . . . .     $ 3,680,297    $ 3,746,085   $ 4,079,863    $ 3,826,841     $ 3,674,543
                                              -----------    -----------   -----------    -----------     -----------
Income after preferred dividends but
   before cumulative effect of change
   in accounting    . . . . . . . . . . .     $   450,977    $   461,381   $   449,750    $   375,955     $   472,712
Cumulative effect of change in
   accounting (1)   . . . . . . . . . . .                         (8,200)                      94,180
                                              -----------    -----------   -----------    -----------     -----------
Income after preferred dividends  . . . .     $   450,977    $   453,181   $   449,750    $   470,135     $   472,712
                                              ===========    ===========   ===========    ===========     ===========
Return on average common
   equity   . . . . . . . . . . . . . . .           11.8%          12.0%         12.3%          13.3%           13.8%
Ratio of earnings to fixed charges
   before cumulative effect of change
   in accounting  . . . . . . . . . . . .            3.75           3.80          3.40           2.73            2.97
Ratio of earnings to fixed charges and
   preferred dividend requirements
   before cumulative effect of change
   in accounting  . . . . . . . . . . . .            3.20           3.20          2.90           2.34            2.53

---------------------------------------------------------------------------------------------------------------------
At year-end:
   Total assets  .    . . . . . . . . . .     $10,665,259    $10,850,981   $10,753,616    $10,790,052     $10,620,642
   Long-term obligations including
      current maturities (2)  . . . . . .     $ 3,220,015    $ 3,356,789   $ 3,402,032    $ 3,796,719     $ 4,150,454
   Capitalization:
      Common stock equity . . . . . . . .             52%            51%           50%            47%             44%
      Cumulative preferred stock  . . . .
         (including current maturities) .              6%             7%            7%             7%              6%
      Long-term debt (including current
         maturities)  . . . . . . . . . .             42%            42%           43%            46%             50%

---------------------------------------------------------------------------------------------------------------------

Capital and nuclear fuel expenditures
   (excluding AFUDC) (3)  . . . . . . . .     $   391,550    $   412,899   $   329,016    $   337,082     $   365,486
Percent of capital expenditures
   financed internally from
   operations   . . . . . . . . . . . . .            110%           216%          158%           137%            126%
---------------------------------------------------------------------------------------------------------------------


(1) The 1994 cumulative effect relates to the change in accounting for postemployment benefits. See also Note 9(d) to the Financial Statements. The 1992 cumulative effect relates to the change in accounting for revenues from a cycle billing to a full accrual method effective January 1, 1992.

(2)  Includes Cumulative Preferred Stock subject to mandatory redemption.

(3) 1995 expenditures include a payment toward the purchase of an ownership interest in the corporate headquarters building.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             RESULTS OF OPERATIONS

                   HOUSTON INDUSTRIES INCORPORATED (COMPANY)

        A summary of selected consolidated financial data for the Company and its subsidiaries is set forth below:

                                                                   Year Ended December 31,
                                                              -------------------------------       Percent
                                                                  1995                1994          Change
                                                              ------------       -------------     ----------
                                                                     (Thousands of Dollars)
         Revenues . . . . . . . . . . . . . . . . . .        $ 3,730,173        $ 3,754,136            (1)
         Operating Expenses . . . . . . . . . . . . .          2,825,240          2,785,521             1
         Operating Income . . . . . . . . . . . . . .            904,933            968,615            (7)
         Interest and Other Charges . . . . . . . . .            326,340            318,599             2
         Income Taxes . . . . . . . . . . . . . . . .            199,555            230,424           (13)
         Income from Continuing Operations  . . . . .            397,400            423,985            (6)
         Gain/(Loss) from Discontinued
           Operations . . . . . . . . . . . . . . . .            708,124            (16,524)           --
         Net Income . . . . . . . . . . . . . . . . .          1,105,524            399,261           177

                                                                   Year Ended December 31,
                                                              -------------------------------       Percent
                                                                  1994                1993          Change
                                                              ------------       -------------     ----------
                                                                     (Thousands of Dollars)
         Revenues . . . . . . . . . . . . . . . . . .        $ 3,754,136        $ 4,083,655            (8)
         Operating Expenses . . . . . . . . . . . . .          2,785,521          3,102,509           (10)
         Operating Income . . . . . . . . . . . . . .            968,615            981,146            (1)
         Interest and Other Charges . . . . . . . . .            318,599            350,299            (9)
         Income Taxes . . . . . . . . . . . . . . . .            230,424            228,863             1
         Income from Continuing Operations  . . . . .            423,985            440,531            (4)
         Loss from Discontinued
           Operations . . . . . . . . . . . . . . . .            (16,524)           (24,495)          (33)
         Net Income . . . . . . . . . . . . . . . . .            399,261            416,036            (4)

  All common stock data included in this section reflect the two-for-one stock split in the form of a stock distribution effected on December 9, 1995. See
Note 5(a) to the Company's Consolidated and Houston Lighting & Power Company's (HL&P) Financial Statements in Item 8 of this Report (Financial Statements).

  In July 1995, the Company sold KBLCOM Incorporated, its cable television subsidiary (KBLCOM). The operations of KBLCOM are reflected as discontinued operations. See Note 13 to the Financial Statements.

  EARNINGS - THE COMPANY

         1995 Compared to 1994. Consolidated earnings per share were $4.46 for 1995, an increase of $2.84 per share from 1994. The Company's 1995 earnings were significantly affected by a one-time after-tax gain of $708 million or $2.86 per share recorded upon the sale of the Company's cable television subsidiary. The gain is reflected in discontinued operations on the Company's Statements of Consolidated Income. The Company's 1995 consolidated earnings per share from continuing operations were $1.60 per share, compared to $1.72 per share in 1994.

         HL&P contributed $1.82 per share in 1995 (reflecting net income of $451 million after dividends on preferred stock). In 1995, Houston Industries Energy, Inc. (HI Energy) sustained a net loss of $33 million or $.13 per share. The net loss includes an $18 million after-tax charge to earnings resulting from the establishment of a valuation allowance reflecting the impairment of the ability of two waste tire-to-energy projects to repay $28 million in subordinated debt advanced to the projects by HI Energy. This impairment is the result of a repeal by the state of Illinois of an operating subsidy benefiting the projects. For additional information regarding this charge and HI Energy's commitments under certain circumstances to make additional subordinated loans to these projects, see Note 4(c) to the Financial Statements. The remaining $.09 per share loss was primarily due to corporate overhead costs and financing expenses at the parent company. Earnings for 1995 included after-tax dividend income of approximately $18 million related to Time Warner Inc. (Time Warner) securities received by the Company upon the sale of its cable television subsidiary.

         The Company had other revenues of $50 million in 1995 compared to $8 million in 1994. Other revenues are principally from electric sales and operating revenues from HI Energy. The increase is primarily due to revenues from a foreign electric utility operating company acquired in 1995 by HI Energy. Other operating expenses for the Company were $123 million for 1995 compared to $36 million in 1994. Other operating expenses primarily include HI Energy operating expenses and corporate overhead costs at the parent company. The increase is principally due to increased HI Energy operating expenses for the foreign electric utility operating company, the $18 million after-tax charge to earnings described above and increased project development costs.
For additional information regarding HI Energy's activities and investments, see Note 4 to the Financial Statements.

         1994 Compared to 1993. Consolidated earnings per share from continuing operations were $1.72 for 1994, compared to $1.69 per share in 1993. Effective January 1, 1994, the Company adopted Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock Ownership Plans," which had the effect of reducing 1994 net income by $12.8 million while increasing earnings per share by $.05. The increase in earnings per share occurred because SOP 93-6 required a reduction in the number of weighted average common shares outstanding for the period ended December 31, 1994 by the number of shares not yet allocated to plan participants in the Company's Employee Stock Ownership Plan (ESOP). For a further discussion of the effects of the adoption of SOP 93-6, see Notes 1(g) and 9(b) to the Financial Statements.

         HL&P contributed $1.88 per share in 1994 (reflecting income before cumulative effect of a change in accounting and after dividends on preferred stock of $461.4 million). In 1994, HI Energy sustained a net loss of $.03 per share. The remaining net loss of $.13 per share was primarily due to corporate overhead costs and financing expenses at the parent company partially offset by the effects of the adoption of SOP 93-6, as discussed above.

         HL&P contributed $1.73 to the 1993 consolidated earnings per share from continuing operations on income of $449.8 million after preferred dividends. The remaining loss of $.04 per share resulted from corporate overhead costs and financing expenses at the parent company and a combined loss of the Company's other subsidiaries.

                                      HL&P

         Summary of selected financial data for HL&P is set forth below:

                                                                   Year Ended December 31,
                                                              -----------------------------       Percent
                                                                 1995               1994           Change
                                                              ------------      ------------       ------
                                                                           (Thousands of Dollars)
         Base Revenues (1)  . . . . . . . . . . . . . . .       $2,645,303        $2,673,146          (1)
         Reconcilable Fuel Revenues (2) . . . . . . . . .        1,034,994         1,072,939          (4)
         Operating Expenses (3) . . . . . . . . . . . . .        2,945,633         3,003,203          (2)
         Operating Income (3) . . . . . . . . . . . . . .          734,664           742,882          (1)
         Interest Charges . . . . . . . . . . . . . . . .          247,809           249,472          (1)
         Income After Preferred Dividends . . . . . . . .          450,977           453,181           -

                                                                   Year Ended December 31,
                                                              -----------------------------       Percent
                                                                 1994               1993           Change
                                                              ------------      ------------       ------
                                                                        (Thousands of Dollars)
         Base Revenues (1)  . . . . . . . . . . . . . . .       $2,673,146        $2,755,057          (3)
         Reconcilable Fuel Revenues (2) . . . . . . . . .        1,072,939         1,324,806         (19)
         Operating Expenses (3) . . . . . . . . . . . . .        3,003,203         3,313,577          (9)
         Operating Income (3) . . . . . . . . . . . . . .          742,882           766,286          (3)
         Interest Charges . . . . . . . . . . . . . . . .          249,472           284,585         (12)
         Income After Preferred Dividends . . . . . . . .          453,181           449,750           1

        -----------------

         (1)   Includes miscellaneous revenues, certain non-reconcilable fuel revenues and certain purchased power related revenues.
         (2)   Includes revenues collected through a fixed fuel factor net of adjustment for over/under recovery. See "Operating Revenues and Sales - HL&P" in this section for further discussion.
         (3)   Includes income taxes.

EARNINGS - HL&P

         1995 Compared to 1994. HL&P's 1995 earnings were $451 million, a decline of $2.2 million from 1994. Earnings for 1995 benefited from 5% growth in residential and 4% growth in commercial kilowatt-hour (KWH) sales resulting from continued customer growth and hotter summer weather in 1995. However, the revenue improvements were offset by (i) reduced electric rates stemming from the settlement of Docket No. 12065, HL&P's 1995 rate case (Rate Case Settlement), (ii) HL&P's decision to write down $50 million ($33 million after-tax) of its investment in the South Texas Project Electric Generating Station (South Texas Project) as permitted under the Rate Case Settlement, and
(iii) increased non-routine operating expenses in part associated with staff severance costs and litigation. HL&P's earnings for 1994 reflect a one-time, after-tax charge of $46 million in the fourth quarter also related to the Rate Case Settlement.

         For additional information regarding the Rate Case Settlement, see "Certain Factors Affecting Future Earnings of the Company and HL&P--Rate Matters and Other Contingencies," below, and Note 3(a) to the Financial Statements.

         1994 Compared to 1993. HL&P's 1994 earnings were $453.2 million, an increase of $3.4 million from 1993. The increase in HL&P's 1994 earnings resulted primarily from (i) increased residential and commercial KWH sales of 1 percent and 4 percent, respectively, (ii) lower operating costs associated with reductions in production plant maintenance and employee benefits, and
(iii) reduced interest expenses. The increase in 1994 earnings was partially offset by (i) the one-time after-tax charge of $46 million discussed above and
(ii) the recognition of an $8.2 million after-tax charge for postemployment benefit costs incurred as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employer's Accounting for Postemployment Benefits." Earnings for 1993 included approximately $21 million (after-tax) in franchise tax refunds.

OPERATING REVENUES AND SALES - HL&P

         1995 Compared to 1994. The $27.8 million decline in 1995 base revenues was primarily due to (i) decreased base rates resulting from the Rate Case Settlement, (ii) decreased firm industrial KWH sales and (iii) a reduction of revenues associated with recovery of certain firm capacity purchased power costs included in base rates. See Note 11(b) to the Financial Statements for a discussion of firm capacity costs.

         Firm industrial KWH sales declined 3 percent in 1995. Contributing to this decrease were a decline in sales to the chemical and refining industries, primarily due to the loss of a large industrial customer to self-generation, and the expiration of an economic development rate which caused some customers to make greater use of interruptible service or switch to alternative rates. Firm industrial sales exclude electricity sold at a reduced rate under agreements which allow HL&P to interrupt service under some circumstances.

         Reconcilable fuel revenues are revenues that are collected through a fixed fuel factor. The Public Utility Commission of Texas (Utility Commission) provides for recovery of certain fuel and purchased power costs through a fixed fuel factor included in electric rates. The fixed fuel factor is established during either a utility's general rate proceeding or fuel factor proceeding and is generally effective for a minimum of six months. Revenues collected through such factor are adjusted monthly to equal expenses; therefore, such revenues and expenses have no effect on earnings unless fuel costs are determined not to be recoverable. The adjusted over/under recovery of fuel costs is recorded on HL&P's balance sheets as fuel-related credits. Fuel costs are reviewed during periodic fuel reconciliation proceedings, which are required at least every three years.

         1994 Compared to 1993. 1994 operating revenues declined 8.2 percent, or $333 million, primarily due to a decrease in reconcilable fuel revenues and the one-time, after-tax $46 million charge relating to the Rate Case Settlement discussed above. 1994 residential and commercial KWH sales increased by 1 percent and 4 percent, respectively, while firm industrial sales remained relatively unchanged.

FUEL AND PURCHASED POWER EXPENSE - HL&P

         Fuel costs constitute the single largest expense for HL&P. The mix of fuel sources for generation of electricity is determined primarily by system load and the unit cost of fuel consumed. The average cost of fuel used by HL&P in 1995 was $1.59 per million British Thermal Unit (MMBtu)

($1.69 for natural gas, $2.03 for coal, $1.25 for lignite and $0.58 for nuclear). In 1994, the average cost of fuel was $1.54 ($1.90 for natural gas, $1.59 for coal, $1.11 for lignite and $0.57 for nuclear).

         1995 Compared to 1994. 1995 fuel expense increased by 2 percent, or $18.2 million, primarily due to the receipt in 1994 of $66.1 million from the sale of receivables associated with a settlement resolving claims that HL&P had been overcharged for the cost of coal transportation. For additional information on this transaction, see Note 14 to the Financial Statements. Excluding the effects of such transaction, 1995 fuel expense declined by 5.2 percent from 1994. This decline was attributable to (i) a general decline in the unit cost of natural gas and (ii) the increased use of nuclear generation (which has a per unit fuel cost that is substantially lower than HL&P's other fuel sources). Purchased power expense decreased $175 million resulting primarily from the expiration of certain purchased power contracts.

         1994 Compared to 1993. The 19 percent, or $202 million, decrease in 1994 fuel expense was primarily due to (i) decreases in both the usage and per unit cost of natural gas, and decreases in the unit cost of all other fuels used in 1994 and (ii) the $66.1 million reduction discussed above. The $107 million decrease in purchased power costs was due to the expiration in 1994 of a purchased power agreement.

OPERATION AND MAINTENANCE EXPENSES, DEPRECIATION, AMORTIZATION, AND OTHER  -
HL&P

         1995 Compared to 1994. Operation and maintenance expenses for 1995 increased $35 million and $2.4 million, respectively, compared to 1994. Substantially all of the increase in operation expense resulted from (i) employee severance expenses, (ii) other employee benefits adjustments and (iii) certain litigation expenses. Depreciation and amortization expense for 1995 increased $77 million compared to 1994, primarily due to amortization recorded pursuant to the Rate Case Settlement, see Note 3(a) to the Financial Statements. Other taxes decreased $5.5 million for 1995 compared to 1994, primarily due to decreased state gross receipts obligations attributable to base and fuel refunds. Other-net expense for 1995 increased $13.3 million compared to 1994 primarily as a result of a one-time, pre-tax charge of $9 million incurred in connection with mine-related costs which were not previously recorded and are not recoverable under the Rate Case Settlement.

         During 1995, HL&P incurred $15 million in work force severance costs as a result of its efforts to streamline and improve certain business activities. These severance costs reflect a staff reduction of approximately 570 employees. Although these costs have the short-term effect of putting downward pressure on earnings, HL&P expects that these costs will be recovered from future savings in employee-related costs. HL&P estimates that it saved approximately $6 million in labor and benefit costs in 1995 as a result of these work force reductions.

         1994 Compared to 1993. Operation and maintenance expenses for 1994 decreased $28 million and $41.8 million, respectively, compared to 1993. These decreases were due primarily to lower employee benefits expenses and production plant maintenance costs. Depreciation and amortization expense in 1994 increased by $12.4 million compared to 1993, primarily due to an increase in depreciable property and the commencement of the amortization of previously deferred demand side management expenditures. Other taxes increased $40.1 million in 1994 primarily due to the effect of (i) franchise tax refunds of $32.7 million received in 1993 and (ii) a $6.1 million increase in property taxes in 1994.

                   CERTAIN FACTORS AFFECTING FUTURE EARNINGS
                            OF THE COMPANY AND HL&P

         Earnings for the past three years are not necessarily indicative of future earnings and results of operations. The level of future earnings depends on numerous factors ranging from growth in energy sales, weather, HI Energy's future results of operations, competition, regulatory changes, the rate of economic growth in HL&P's service area, and the ability of the Company and HL&P to control costs and maintain a pricing structure that is both attractive to customers and profitable to the Company and HL&P.

RATE MATTERS AND OTHER CONTINGENCIES

         In August 1995, the Utility Commission unanimously approved the Rate Case Settlement. Subject to certain changes in existing regulation or legislation, the Rate Case Settlement precludes HL&P from seeking rate increases through December 31, 1997.

         Under the Rate Case Settlement, HL&P has the option to write down up to $50 million per year of its investment in the South Texas Project through December 31, 1999. In 1995, HL&P wrote down the maximum $50 million annual
($33 million after-tax) amount. Additionally, pursuant to the Rate Case Settlement, HL&P was permitted, and in January 1996, commenced amortization of its investment in certain lignite reserves (associated with the now canceled Malakoff generation project) at a rate of approximately $22 million per year.
As a result of this additional amortization, all of HL&P's remaining investment in the Malakoff project will be fully amortized no later than December 31, 2002. In addition, accruals for nuclear decommissioning expenses increased by $9 million per year beginning in 1995. For details of the terms of the Rate Case Settlement (as well as the status of pending litigation involving other Utility Commission orders), see Note 3 to the Financial Statements.

         HL&P is a party to litigation and an arbitration proceeding involving certain of the owners of the South Texas Project. For information regarding that litigation and such proceeding (including settlement discussions with the City of San Antonio), see Note 2(b) to the Financial Statements.

         The Company and HL&P are involved in other legal, tax and regulatory proceedings before various courts, regulatory agencies and governmental authorities, some of which may involve substantial amounts. For additional information, see Notes 3 and 11 to the Financial Statements.

COMPETITION

         Due to changing government regulations, technological developments and the availability of alternative energy sources, the U.S. electric utility industry has become increasingly competitive. Such competition affects HL&P's business both in terms of source of power supply available to HL&P and alternative choices for customers meeting their power needs.

         Wholesale Competition. Under the Energy Policy Act of 1992 (Energy Policy Act), exempt wholesale generators are permitted to produce and sell electric energy at wholesale without becoming subject to regulation under the Public Utility Holding Company Act of 1935 (1935 Act). In addition, the Energy Policy Act expands the authority of the Federal Energy Regulatory Commission
(FERC) to grant exempt wholesale generators access to the transmission networks of utilities in order to sell electricity to other utilities. Although HL&P's wholesale sales traditionally have accounted for less than 1% of its total revenues, HL&P believes that the Energy Policy Act could encourage the development of additional independent power projects within its service area.

         New Transmission Access Rule. In February 1996, the Utility Commission adopted a new transmission access and pricing rule granting third-party users of transmission systems open access to such systems at rates, terms and conditions comparable to those available to the transmission-owning utilities. The rule also implements a transmission pricing methodology by which all transmission users will be assessed a facilities charge for transmission usage. The Utility Commission is also requiring utilities (i) to operationally separate or "functionally unbundle" their wholesale power marketing operations from the operation of the transmission grid and (ii) to separately disclose their costs of generation, transmission and distribution for purposes of transmission pricing.

         The facilities' charge to be paid by transmission users has two components: a statewide "postage stamp" component and a distance sensitive component. For the statewide postage stamp component, transmission users will pay an amount based upon their share of the total peak demand on the Electric Reliability Council of Texas, Inc. (ERCOT) system multiplied by 70% of the total ERCOT transmission cost of service. For the distance sensitive component, transmission users will pay to each affected transmission owner an amount based upon the user's relative impact on all transmission owners' systems multiplied by 30% of the total ERCOT transmission cost of service.

         Statewide postage stamp revenues will be apportioned to each transmission owner based on the ratio of its transmission cost of service to the total ERCOT transmission cost of service. As noted above, transmission owners will receive distance sensitive revenues based upon the relative impact on their systems of all ERCOT transmission users. Since the method for apportioning costs among transmission users is different from the method for apportioning revenues among transmission owners, the impact on any particular utility that both owns transmission facilities and uses the transmission systems of others can vary. Generally speaking, the new transmission access rule is less favorable to utilities with compact service areas and more favorable to utilities with broader service areas.

         Because HL&P has a compact service area and its transmission cost per megawatt is less than the statewide average, HL&P estimates that it could incur increased transmission costs of $35 million per year under the new rule. The actual impact on HL&P, however, will not be known until the Utility Commission approves total ERCOT transmission cost of service, which is not expected to occur until late 1996. To mitigate any cost increases to utilities and/or their customers, the Utility Commission will phase-in the increased transmission costs in 10% increments during the three-year period beginning with the implementation of the rule. At the end of the three-year period, the Utility Commission expects that each transmission-owning utility will have either adjusted its cost structures or requested a change in rates to account for such increased transmission cost.

         The new transmission access rule is one of several related regulatory proceedings now underway at the Utility Commission. In one such proceeding the Utility Commission is evaluating programs for Standard Terms and Conditions which will govern transmission service provided under the new transmission access rule when it is implemented. It is anticipated that the rule establishing such Standard Terms and Conditions will be effective in April 1996. The Utility Commission is specifying the components of a rate filing package, which should be adopted in March 1996, and utilities will file specific transmission and ancillary service tariffs in May 1996. Finally, the Utility Commission intends to adopt in the third quarter of 1996 rules that would govern the action of the independent system operator selected to assure non-discriminatory operation of the transmission grid. Final implementation of the various Utility Commission's rules is expected to occur in January 1997. The Utility Commission is also expected to revisit this rulemaking in order to ensure compliance with transmission rules to be adopted by FERC.

         Retail Wheeling and Stranded Costs. Although federal law currently does not provide for transmission access to retail customers, retail wheeling initiatives are evolving and becoming prominent issues in several states.

         As the U.S. electric utility industry continues its transition to a more competitive environment, a substantial amount of fixed costs previously approved for recovery under traditional utility regulatory practices (including regulatory assets and liabilities) may become "stranded," i.e., unrecoverable at competitive market prices. The issue of stranded costs could be particularly significant with respect to fixed costs incurred in connection with the past construction of generation plants, such as nuclear power plants which, because of their high fixed costs, would not command the same price for their output as they have in a regulated environment. The Utility Commission has initiated projects to consider issues relating to the scope of competition in the electric utility industry and stranded investment in connection with the preparation of their 1997 reports to the Texas legislature. For a description of HL&P's principal regulatory assets and liabilities, see Note 1(b) to the Financial Statements.

RESPONSE TO COMPETITION

         In February 1996, the Company announced its intent to form two new strategic business units (in addition to HI Energy) to focus on nonregulated energy marketing and energy services nationwide. In 1996, HL&P took steps to reorganize its operations into three strategic business units in order to better position itself to respond to the deregulation of the electric utility industry. The three strategic business units will consist of Energy Production (fossil-fueled electric generation), Energy Delivery and Customer Services (transmission and distribution of electricity and engineering, as well as marketing and other customer services) and the South Texas Project.

         HL&P has implemented flexible pricing to respond to the threat of competition in situations where large industrial customers have a viable source of alternative generation. Under a new tariff option approved by the Utility Commission in 1995, HL&P may negotiate a competitive rate with industrial customers who have an alternative to taking power from HL&P (as a result, for example, of cogeneration). Under the approved tariff, HL&P can price its industrial rate within a range between 6% above its marginal cost to its full embedded cost rate. While flexible tariff structures may help HL&P increase or retain sales to industrial customers (and reduces costs that would otherwise be borne by other customers), such tariffs result in sales at lower margins over cost.

HI ENERGY

         The Company, through its subsidiary HI Energy, is focusing on international and domestic cogeneration, the international power market and the privatization of generating and distribution facilities in the international market. At December 31, 1995, HI Energy's investments in these projects amounted to approximately $93 million. Subject to HI Energy's ability to identify other attractive investment opportunities, future capital expenditures in connection with HI Energy's international and domestic operations could be substantial. In October 1995, the Company and another Texas utility made an offer to purchase an English regional electricity company for a total price equal to approximately $2.7 billion. The offer was withdrawn after a competing bidder made a higher bid for the target company.

         During 1995, HI Energy had a consolidated loss of approximately $33 million or $.13 per share. The loss included an $18 million after-tax charge to earnings as described in more detail below. Based on existing commitments entered into by HI Energy, the Company estimates that HI Energy's capital expenditures for 1996 will be approximately $34 million ($31 million to be expended in connection with the construction of HI Energy's cogeneration project in San Nicolas, Argentina, and $3 million in connection with HI Energy's investment in a coke calcining project in the state of Andhra Pradesh, India). Additional capital expenditures (which could be substantial) are dependent upon the nature and extent of future project commitments entered into by HI Energy. During 1995, HI Energy satisfied its cash requirements primarily through intercompany borrowings from the Company. As of December 31, 1995, the balance of such intercompany borrowings was $53.4 million. Although in the near term, HI Energy's investments are unlikely to have a positive effect on earnings, the Company believes that such investments (although subject to greater risks) may offer long-term opportunities for growth greater than those that exist in HL&P's regulated operations.

         HI Energy is a subordinated lender to two waste tire-to-energy projects being developed by CGE Ford Heights, L.L.C. (Ford Heights) and CGE Fulton, L.L.C. (Fulton), respectively, located in the state of Illinois. HI Energy also owns a $400,000 (20 percent) equity interest in Ford Heights. As of March 26, 1996, HI Energy had lent on a subordinated basis approximately $17.5 million (including unpaid interest) to the Ford Heights project and $10.8 million to the Fulton project. These amounts are recorded on the Company's Consolidated Balance Sheets in equity investments in and advances to foreign and non-regulated affiliates-net. HI Energy also is party to two separate
Note Purchase Agreements committing it, under certain circumstances, to acquire up to (i) $3 million in aggregate principal amount of additional subordinated notes from the Ford Heights project and (ii) $17 million in aggregate principal amount of additional subordinated notes from the Fulton project. The Company has entered into a support agreement under which it has agreed to provide additional funds to HI Energy to enable it to honor its obligations under the two Note Purchase Agreements.

         The two waste tire-to-energy projects were being developed in reliance on the terms of the Illinois Retail Rate Law, enacted in 1987, to encourage development of energy production facilities for the disposal of solid waste by providing an operating subsidy to qualifying projects. In March 1996, the Governor of the state of Illinois signed legislation which purports to repeal the Retail Rate Law. Following the action of the Governor, the projects filed a lawsuit against the Illinois Commerce Commission and an Illinois utility alleging, among other things, that the repeal of the Retail Rate Law violated the Illinois Constitution. On March 26, 1996, the Ford Heights project filed a voluntary petition seeking protection under the federal bankruptcy laws. The ability of the two waste tire-to-energy projects to meet their debt obligations is dependent upon the projects continuing to receive the operating subsidy provided under the Retail Rate Law. As a result, the Company has recorded a valuation allowance of $28 million with respect to its advances to these two projects, resulting in an after-tax charge to earnings of $18 million. The Company is unable to predict the ultimate effect of these developments on HI Energy's remaining funding commitments under the Note Purchase Agreements; however, in the Company's opinion, it is unlikely that the majority of the additional unfunded subordinated debt provided for in the Fulton Note Purchase Agreement would be required to be funded unless construction activities with respect to the Fulton project are recommenced at some future date. If HI Energy becomes obligated to advance additional funds under the Note Purchase Agreements, the Company may be required to increase the amount of the valuation allowance, which would result in additional charges to earnings.

INVESTMENT IN TIME WARNER SECURITIES

         In connection with the sale of the Company's cable television subsidiary, the Company received 1 million shares of Time Warner common stock and 11 million shares of non-publicly traded Time Warner convertible preferred stock. The 11 million shares of Time Warner convertible preferred stock are convertible by the Company into approximately 22.9 million shares of Time Warner common stock. The Company has recorded these securities at a combined fair value of approximately $1 billion on the Company's Consolidated Balance Sheets. The Company excludes unrealized net changes in the fair value of Time Warner common stock (exclusive of dividends and write downs) from earnings and, until realized, reports such changes as a net amount in a separate component of shareholders' equity. The Company's investment in the Time Warner convertible preferred stock is accounted for under the cost method.

         As with any investment, the value of the Company's investment will fluctuate over time in response to general market conditions or economic and regulatory developments affecting Time Warner.

         Based on current dividend rates, the Company expects to receive through July 1999 after-tax dividend income of approximately $37 million per year from its Time Warner securities. While the Company has no specific plans to dispose of these securities and is restricted in certain circumstances from doing so, it does not expect to maintain its substantial investment in Time Warner indefinitely. For a description of the Company's investment in Time Warner (including a description of certain restrictions on the Company's ability to sell its Time Warner securities), see Note 13 to the Financial Statements.

                        LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

         The liquidity and capital requirements of the Company and its subsidiaries are affected primarily by capital programs and debt service requirements. The capital requirements for 1995 were, and as estimated for 1996 through 1998, are as follows:

                                                                                  Millions of Dollars
                                                                         -------------------------------------
                                                                          1995      1996       1997      1998
                                                                         ------    ------     ------    ------

Electric capital and nuclear fuel (excluding Allowance
   for Funds Used During Construction) (AFUDC) (1)  . . . . . .           $ 297     $ 387      $ 301     $ 328
Corporate headquarters expenditures (excluding
   capitalized interest) (1)  . . . . . . . . . . . . . . . . .              90         5
Non-regulated electric power project expenditures
   and advances (2)   . . . . . . . . . . . . . . . . . . . . .              38        34         55
Maturities of long-term debt, preferred stock
   and minimum capital lease payments   . . . . . . . . . . . .              49       379        252         66
Discontinued operations:
   Cable television additions and other cable-related
     investments  . . . . . . . . . . . . . . . . . . . . . . .              48
   Maturities of long-term debt   . . . . . . . . . . . . . . .              41
                                                                          -----     -----      -----     -----
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 563     $ 805      $ 608     $ 394
--------------                                                            =====     =====      =====     =====

(1) Renovation costs of new corporate headquarters building include costs of structural improvements and renovations. During 1995, HL&P made a payment toward the purchase of an ownership interest in the new corporate headquarters building. Such payment is not reflected in the Company's electric capital and nuclear fuel expenditures as it is an affiliate transaction eliminated upon consolidation.

(2) Expenditures in table reflect only expenditures made or to be made under existing commitments entered into by HI Energy. Additional capital expenditures are dependent upon the nature and extent of future project commitments (some of which may be substantial) entered into by HI Energy.

         The foregoing estimates are based on numerous assumptions, some of which may prove to be incorrect. Actual liquidity and capital requirements will also vary because of changes in governmental regulations, the resolution of various litigation and other contingencies and changes in economic conditions.

COMPANY CONSOLIDATED CAPITAL REQUIREMENTS

         The cash requirements of the Company and its subsidiaries stem primarily from operating expenses, capital expenditures, payment of dividends on its common stock, payment of dividends on HL&P's preferred stock and interest and principal payments on debt. In 1995, net cash provided by operating activities totaled $839.4 million. Net cash provided by investing activities totaled $124.9 million, primarily due to the settlement of subsidiary debt related to the sale of KBLCOM of $619.3 million partially offset by electric capital expenditures of $301.3 million (including allowance for borrowed funds used during construction) and expenses associated with structural improvements and renovation of a new corporate headquarters of $96.5 million (including capitalized interest). Net cash used in discontinued cable television investing activities for 1995 totaled approximately $48 million, primarily due to property additions and other cable-related investments. Financing activities for 1995 resulted in a net cash outflow of $963 million.

HL&P CAPITAL REQUIREMENTS

         Cash Requirements. HL&P's cash requirements stem primarily from operating expenses, capital expenditures, payment of dividends on its common stock, payment of dividends on its preferred stock and interest and principal payments on debt. In 1995, HL&P's net cash provided by operating activities totaled approximately $867.7 million, and net cash used in HL&P's investing activities totaled $406.9 million, including allowance for borrowed funds used during construction. HL&P's financing activities for 1995 resulted in a net cash outflow of $620.8 million. Included in these activities were the payment of dividends, the extinguishment of long-term debt, the redemption of preferred stock and the issuance of collateralizing first mortgage bonds. For information with respect to these matters, see Notes 6 and 7(b) to the Financial Statements.

         Capital Program. In 1995, HL&P's capital and nuclear fuel expenditures (excluding AFUDC) totaled approximately $392 million with estimated expenditures for 1996, 1997 and 1998 totaling $387 million, $301 million and $328 million, respectively. HL&P's capital programs for the next three years, which are expected to relate to costs for production, transmission, distribution and general plant, are subject to periodic review and may be revised at any time due to changes in load forecasts, regulatory and environmental standards and other factors.

         During the next three years, it is anticipated that HL&P will require approximately $497 million for repayment of maturing long-term debt, preferred stock subject to mandatory redemption and capital leases. These expenditures are anticipated to be $179 million in 1996, $252 million in 1997 and $66 million in 1998.

         Environmental Expenditures. The Federal Clean Air Act (Clean Air Act) has required, and will continue to require, HL&P to increase its environmental expenditures. In 1995, modifying HL&P's existing facilities to reduce emissions of nitrogen oxides (NOx) cost approximately $1 million. The date for installation of additional controls has been delayed by the United States Environmental Protection Agency (EPA) and the Texas Natural Resource Conservation Commission until it becomes certain that additional expenditures for NOx emission reductions will be required under the provisions of the Clean Air Act. However, up to an additional $40 million may be incurred by HL&P in order to fully comply with new NOx requirements through 1999. In addition, it is anticipated that approximately $1 million in 1996 will be expended to install continuous emission monitoring equipment; approximately $3 million was incurred for this equipment in 1995.

         The EPA identified HL&P as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act for the costs of cleaning up a site located adjacent to one of HL&P's transmission lines. HL&P believes that the EPA took this action solely on the basis of information indicating that HL&P in the 1950s acquired record title to a portion of the land on which the site is located. HL&P does not believe that it now nor previously has had any ownership interest in the land in question and has obtained a judgment from a court in Galveston County, Texas, to that effect. Accordingly, HL&P has not complied with this order, even though HL&P understands that other responsible parties are proceeding with site remediation. To date, neither the EPA nor any other potentially responsible party has instituted a claim against HL&P for any share of the remediation costs, but under current law if HL&P is determined to be a responsible party, HL&P could be found to be jointly and severally liable for the remediation costs (which HL&P estimates to be approximately $80 million) and could be subjected to substantial fines and damage claims.

         Compliance with possible additional legislation related to global climate change, electromagnetic fields and other environmental and health issues could significantly affect the Company and HL&P. The impact of the new legislation, if any, will depend on the subsequent development and implementation of applicable regulations.

COMPANY--SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

      The Company has registered with the Securities and Exchange Commission
(SEC) ten million shares of its Common Stock and $250 million principal amount of its debt securities, all of which securities remain unissued and, subject to market conditions, could be sold to raise additional capital for the Company. Proceeds from the sale of these securities can be used for general corporate purposes, including, but not limited to, the redemption, repayment or retirement of outstanding indebtedness of the Company or the advance or contribution of funds to one or more of the Company's subsidiaries to be used for their general corporate purposes, including, without limitation, the redemption, repayment or retirement of indebtedness or preferred stock.

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

      In 1995, net funding requirements under the "money fund" were met with borrowings under the Company's commercial paper program, except that HL&P's short-term borrowing requirements were generally met with HL&P's commercial paper program. In 1996, net funding requirements of the Company and HL&P are expected to be met with a combination of commercial paper and bank borrowings. As of December 31, 1995, the Company had a bank credit facility of $1.1 billion (exclusive of bank credit facilities of subsidiaries), which was used to support its commercial paper program. At December 31, 1995, the Company had approximately $6.3 million of commercial paper outstanding. Rates paid by the Company on its short-term borrowings are generally lower than the prime rate.

      In the fourth quarter of 1996, the Company will be required to redeem $200 million of its 7-1/4% debentures. Based on current market conditions, the Company expects to fund this redemption requirement using proceeds from short-term borrowings or other external sources.

      Subject to the nature and extent of future project commitments, it is anticipated that HI Energy's 1996 capital requirements will be satisfied primarily through intercompany borrowings from the Company. HI Energy intends that any third party borrowings it incurs will be non-recourse to the Company, HL&P or HI Energy.

HL&P--SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

      HL&P expects to finance its 1996 through 1998 capital program with funds generated internally from operations. HL&P has registered with the SEC $230 million aggregate liquidation value of its preferred stock and $580 million aggregate principal amount of its debt securities that may be issued as first mortgage bonds. Subject to market conditions, these securities could be issued as another source of capital for HL&P. Proceeds from any sale of these securities are expected to be used for general corporate purposes including the purchase, redemption (to the extent permitted by the terms of the outstanding securities), repayment or retirement of outstanding indebtedness or preferred stock of HL&P.

      In 1995, HL&P's interim financing requirements were met with commercial paper. HL&P has a commercial paper program supported by a bank line of credit of $400 million. HL&P had no commercial paper outstanding at December 31, 1995. At December 31, 1995, HL&P had approximately $75.9 million in cash and cash equivalents invested in short-term investments.

      HL&P continued to reduce its financing costs by retiring higher-cost bonds in 1995. In addition, HL&P accelerated in 1995 the sinking fund requirements of certain shares of its preferred stock. As a result of these efforts, the composite interest rate on long-term debt decreased from 8.32 percent at December 31, 1993 to 8.19 percent at December 31, 1995. During the same period, the composite dividend rate on preferred stock increased from 6.23 percent to 6.43 percent. In 1996, HL&P will be required to redeem $150 million of its first mortgage bonds and $26 million of its preferred stock. For additional information, see Notes 6 and 7(b) to the Financial Statements.
HL&P intends to satisfy these redemption obligations using funds internally generated from operations.

                             NEW ACCOUNTING ISSUES

      In 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"), which imposes stricter standards for assessing asset impairments than previously imposed by generally accepted accounting principles. SFAS No. 121 is effective for years beginning after December 15, 1995. Beginning in 1996, the Company and HL&P (and other companies subject to SFAS No. 121) must review certain assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment is found to exist, the impairment loss to be recognized is the amount by which the carrying amount exceeds the fair value. The Company and HL&P believe that, based on current conditions, SFAS No. 121 will have no material effect on their respective results of operations when adopted in 1996. This conclusion, however, may change in the future as competition influences wholesale and retail pricing in the electric utility industry.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." Effective for fiscal years beginning after December 15, 1995, SFAS No. 123 does not rescind the existing accounting for employee stock-based arrangements but encourages (although it does not require) recognizing the fair value based method of accounting for stock-based compensation. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees"; however, SFAS No. 123 requires disclosure of pro forma net income and earnings per share that would have been reported under the "fair value" recognition provisions of SFAS No. 123. The Company and HL&P have reviewed the provisions of SFAS No. 123, and based on current assumptions, the calculated "fair value" does not result in a material difference in 1995 recorded compensation cost. The Company and HL&P will continue to account for stock-based compensation under APB Opinion No. 25 and disclose the pro forma information required under SFAS No. 123.

      The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating facilities recorded on the financial statements of electric utilities. In response to these questions, the FASB initiated a project entitled "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets." Throughout 1995, the FASB reviewed the accounting for closure or removal obligations, including decommissioning of nuclear facilities. In February 1996, FASB issued an Exposure Draft communicating the results of this project. The Exposure Draft outlines the following: (i) the requirement of recognition of a liability based on the present value of the estimated future cash outflows that will be required to satisfy the closure or removal obligations, using a risk-free interest rate (U.S. Treasury securities), (ii) an equal amount capitalized as part of the costs of the related long-lived asset, depreciated over the life of the asset, and (iii) recognition of a regulatory asset or liability under SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation", for differences in expenses recognized under this statement and amounts charged to customers in rate-regulated entities. HL&P believes that, while the proposed standard would also significantly increase disclosure requirements, it would have minimal impact on the Company's and HL&P's financial condition or results of operations.

      The Company and HL&P's financial statements include additional disclosures required as a result of the adoption of the SOP 94-6 "Disclosure of Certain Significant Risks and Uncertainties". This SOP, which is effective for financial statements issued for fiscal years ending after December 15, 1995, requires financial statement disclosure for (i) the nature of operations, (ii) use of estimates in the preparation of financial statements, and, if specified disclosure criteria are met, (iii) certain significant estimates and (iv) current vulnerability due to certain concentrations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)

                                                                              Year Ended December 31,
                                                                --------------------------------------------------
                                                                    1995               1994                1993
                                                                -----------        -----------         -----------
REVENUES:
    Electric utility  . . . . . . . . . . . . . . . . . .       $ 3,680,297        $ 3,746,085         $ 4,079,863
    Other   . . . . . . . . . . . . . . . . . . . . . . .            49,876              8,051               3,792
                                                                -----------        -----------         -----------
              Total . . . . . . . . . . . . . . . . . . .         3,730,173          3,754,136           4,083,655
                                                                -----------        -----------         -----------

EXPENSES:
    Electric utility:
       Fuel   . . . . . . . . . . . . . . . . . . . . . .           879,148            860,936           1,063,050
       Purchased power  . . . . . . . . . . . . . . . . .           233,494            408,963             515,502
       Operation and maintenance  . . . . . . . . . . . .           866,170            828,748             898,535
       Taxes other than income taxes. . . . . . . . . . .           245,890            251,421             211,295
    Depreciation and amortization . . . . . . . . . . . .           478,034            399,341             386,893
    Other operating expenses  . . . . . . . . . . . . . .           122,504             36,112              27,234
                                                                -----------        -----------         -----------
          Total . . . . . . . . . . . . . . . . . . . . .         2,825,240          2,785,521           3,102,509
                                                                ------------       -----------         -----------


OPERATING INCOME  . . . . . . . . . . . . . . . . . . . .           904,933            968,615             981,146
                                                                -----------        -----------         -----------

OTHER INCOME (EXPENSE):
    Allowance for other funds used during
       construction . . . . . . . . . . . . . . . . . . .             7,760              4,115               3,512
    Time Warner dividend income   . . . . . . . . . . . .            20,132
    Interest income   . . . . . . . . . . . . . . . . . .             9,774              6,628              33,357
    Other - net   . . . . . . . . . . . . . . . . . . . .           (19,304)            (6,350)              1,678
                                                                -----------        -----------         -----------
          Total   . . . . . . . . . . . . . . . . . . . .            18,362              4,393              38,547
                                                                -----------        -----------         -----------

INTEREST AND OTHER CHARGES:
    Interest on long-term debt  . . . . . . . . . . . . .           279,491            265,494             304,462
    Other interest  . . . . . . . . . . . . . . . . . . .            21,586             25,076              15,145
    Allowance for borrowed funds used during
      construction  . . . . . . . . . . . . . . . . . . .            (4,692)            (5,554)             (3,781)
    Preferred dividends of subsidiary   . . . . . . . . .            29,955             33,583              34,473
                                                                -----------        -----------         -----------
          Total   . . . . . . . . . . . . . . . . . . . .           326,340            318,599             350,299
                                                                -----------        -----------         -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
    AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING . . . .           596,955            654,409             669,394

INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . .           199,555            230,424             228,863
                                                                -----------        -----------         -----------

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING .  . . . . . . . . . .           397,400            423,985             440,531

DISCONTINUED OPERATIONS (NET OF INCOME TAXES):
    Gain on sale of cable television subsidiary   . . . .           708,124
    Loss from discontinued cable television
       operations . . . . . . . . . . . . . . . . . . . .                              (16,524)            (24,495)
                                                                -----------        -----------         -----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING   . . . . . . . . . . . . . . . . . . .         1,105,524            407,461             416,036

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
    POSTEMPLOYMENT BENEFITS (NET OF INCOME
    TAXES OF $4,415)  . . . . . . . . . . . . . . . . . .                               (8,200)
                                                                -----------        -----------         -----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .       $ 1,105,524        $   399,261         $   416,036
                                                                ===========        ===========         ===========

                            (continued on next page)

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

                                  (CONTINUED)


                                                                              Year Ended December 31,
                                                                -------------------------------------------------
                                                                    1995               1994                1993
                                                                -----------        -----------         -----------
                                                                                    (Restated)          (Restated)
EARNINGS PER COMMON SHARE:

    CONTINUING OPERATIONS BEFORE CUMULATIVE
         EFFECT OF CHANGE IN ACCOUNTING . . . . . . . . . .     $      1.60        $      1.72         $      1.69

    DISCONTINUED OPERATIONS:
         Gain on sale of cable television subsidiary  . . .            2.86
         Loss from discontinued cable television
           operations . . . . . . . . . . . . . . . . . . .                               (.07)               (.09)

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
         FOR POSTEMPLOYMENT BENEFITS  . . . . . . . . . . .                               (.03)
                                                                -----------        -----------         -----------

EARNINGS PER COMMON SHARE . . . . . . . . . . . . . . . . .     $      4.46        $      1.62         $      1.60
                                                                ===========        ===========         ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (000)   . . . . . . . . . . . . . . . . . .         247,706            245,707             260,008


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                                           Year Ended December 31,
                                                                ------------------------------------------------
                                                                   1995               1994               1993
                                                                -----------        -----------        -----------

Balance at Beginning of Year  . . . . . . . . . . . . . . .     $ 1,221,221        $ 1,191,230        $ 1,254,584

Add - Net Income  . . . . . . . . . . . . . . . . . . . . .       1,105,524            399,261            416,036
                                                                -----------        -----------        -----------
        Total   . . . . . . . . . . . . . . . . . . . . . .       2,326,745          1,590,491          1,670,620

Common Stock Dividends:
1995, $1.50; 1994, $1.50; 1993, $1.875
  (per share) . . . . . . . . . . . . . . . . . . . . . . .        (371,760)          (369,270)          (487,927)

Stock Dividend Distribution . . . . . . . . . . . . . . . .          (1,313)

Tax Benefit of ESOP Dividends . . . . . . . . . . . . . . .                                                 8,939

Redemption of HL&P Preferred Stock  . . . . . . . . . . . .                                                  (402)
                                                                -----------        -----------        -----------

Balance at End of Year  . . . . . . . . . . . . . . . . . .     $ 1,953,672        $ 1,221,221        $ 1,191,230
                                                                ===========        ===========        ===========


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS


                                                                                             December 31,
                                                                                      ---------------------------
                                                                                         1995              1994
                                                                                      -----------       -----------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
  Electric plant:
     Production   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 7,423,891       $ 7,221,142
     Transmission   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         927,027           876,159
     Distribution   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,711,482         2,628,450
     General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,027,090         1,017,319
     Construction work in progress  . . . . . . . . . . . . . . . . . . . . . . .         320,040           333,180
     Nuclear fuel   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         217,604           212,795
     Plant held for future use  . . . . . . . . . . . . . . . . . . . . . . . . .          48,631           201,741
  Electric plant acquisition adjustments  . . . . . . . . . . . . . . . . . . . .                             3,166
  Other property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         105,624            85,529
                                                                                      -----------       -----------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,781,389        12,579,481

  Less accumulated depreciation and amortization  . . . . . . . . . . . . . . . .       3,916,540         3,527,598
                                                                                      -----------       -----------
            Property, plant and equipment - net . . . . . . . . . . . . . . . . .       8,864,849         9,051,883
                                                                                      -----------        ----------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . .          11,779            10,443
  Special deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             433                10
  Accounts receivable - net   . . . . . . . . . . . . . . . . . . . . . . . . . .          39,635            13,981
  Accrued unbilled revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .          59,017            38,372
  Time Warner dividends receivable  . . . . . . . . . . . . . . . . . . . . . . .          10,313
  Fuel stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          59,699            56,711
  Materials and supplies, at average cost   . . . . . . . . . . . . . . . . . . .         138,007           148,007
  Prepayments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,562            14,398
                                                                                      -----------       -----------
            Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .         337,445           281,922
                                                                                      -----------       -----------

OTHER ASSETS:
  Investment in Time Warner securities  . . . . . . . . . . . . . . . . . . . . .       1,027,875
  Net assets of discontinued cable television operations  . . . . . . . . . . . .                           618,982
  Deferred plant costs - net  . . . . . . . . . . . . . . . . . . . . . . . . . .         613,134           638,917
  Deferred debits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         317,215           271,454
  Unamortized debt expense and premium on reacquired debt   . . . . . . . . . . .         161,788           161,885
  Regulatory tax asset - net  . . . . . . . . . . . . . . . . . . . . . . . . . .         228,587           235,463
  Recoverable project costs - net   . . . . . . . . . . . . . . . . . . . . . . .         232,775            98,954
  Equity investments in and advances to foreign and
     non-regulated affiliates - net   . . . . . . . . . . . . . . . . . . . . . .          35,938            43,617
                                                                                      -----------       -----------
            Total other assets  . . . . . . . . . . . . . . . . . . . . . . . . .       2,617,312         2,069,272
                                                                                      -----------       -----------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $11,819,606       $11,403,077
                                                                                      ===========       ===========


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES


                                                                                              December 31,
                                                                                      -----------------------------
                                                                                         1995               1994
                                                                                      -----------        -----------
CAPITALIZATION (STATEMENTS ON FOLLOWING PAGES):
  Common stock equity   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 4,123,563       $ 3,369,248
                                                                                      -----------       -----------

  Preference stock, no par; authorized, 10,000,000 shares;
     none outstanding

  Cumulative preferred stock of subsidiary:
     Not subject to mandatory redemption  . . . . . . . . . . . . . . . . . . . .         351,345           351,345
     Subject to mandatory redemption  . . . . . . . . . . . . . . . . . . . . . .          51,055           121,910
                                                                                      -----------       -----------
          Total cumulative preferred stock  . . . . . . . . . . . . . . . . . . .         402,400           473,255
                                                                                      -----------       -----------

  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,338,422         3,734,133
                                                                                      -----------       -----------

          Total capitalization  . . . . . . . . . . . . . . . . . . . . . . . . .       7,864,385         7,576,636
                                                                                      -----------       -----------

CURRENT LIABILITIES:
  Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,300           423,291
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         136,008           159,225
  Taxes accrued   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         174,925           169,690
  Interest accrued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          79,380            73,527
  Dividends declared  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          98,502            98,469
  Accrued liabilities to municipalities   . . . . . . . . . . . . . . . . . . . .          20,773            21,307
  Customer deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          61,582            64,905
  Current portion of long-term debt and preferred stock . . . . . . . . . . . . .         379,451            49,475
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          58,664            64,026
                                                                                      -----------       -----------

          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .       1,015,585         1,123,915
                                                                                      -----------       -----------

DEFERRED CREDITS:
  Accumulated deferred income taxes   . . . . . . . . . . . . . . . . . . . . . .       2,067,246         1,763,230
  Unamortized investment tax credit . . . . . . . . . . . . . . . . . . . . . . .         392,153           411,580
  Fuel-related credits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         122,063           242,912
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         358,174           284,804
                                                                                      -----------       -----------

          Total deferred credits  . . . . . . . . . . . . . . . . . . . . . . . .       2,939,636         2,702,526
                                                                                      -----------       -----------

COMMITMENTS AND CONTINGENCIES

          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $11,819,606       $11,403,077
                                                                                      ===========       ===========

                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                             (THOUSANDS OF DOLLARS)


                                                                                               December 31,
                                                                                     ------------------------------
                                                                                        1995                1994
                                                                                     -----------         -----------
COMMON STOCK EQUITY:
  Common stock, no par; authorized, 400,000,000 shares;
     issued, 262,672,468 and 262,593,326 shares at
     December 31, 1995 and 1994, respectively   . . . . . . . . . . . . . . . . .    $ 2,441,790        $ 2,437,638
  Unearned ESOP shares, 14,355,758 and 15,540,626 shares at
     December 31, 1995 and 1994, respectively   . . . . . . . . . . . . . . . . .       (268,405)          (289,611)
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,953,672          1,221,221
  Unrealized loss on investment in Time Warner common
     securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,494)
                                                                                     -----------        -----------
             Total common stock equity  . . . . . . . . . . . . . . . . . . . . .      4,123,563          3,369,248
                                                                                     -----------        -----------

CUMULATIVE PREFERRED STOCK, no par; authorized, 10,000,000 shares; outstanding, 4,318,397 and 5,232,397 shares at December 31, 1995 and 1994, respectively (entitled upon involuntary liquidation to $100 per share):

  Houston Lighting & Power Company:
     Not subject to mandatory redemption:
         $4.00 series,      97,397 shares . . . . . . . . . . . . . . . . . . . .          9,740              9,740
         $6.72 series,     250,000 shares . . . . . . . . . . . . . . . . . . . .         25,115             25,115
         $7.52 series,     500,000 shares . . . . . . . . . . . . . . . . . . . .         50,226             50,226
         $8.12 series,     500,000 shares . . . . . . . . . . . . . . . . . . . .         50,098             50,098
         Series A - 1992,  500,000 shares . . . . . . . . . . . . . . . . . . . .         49,094             49,094
         Series B - 1992,  500,000 shares . . . . . . . . . . . . . . . . . . . .         49,104             49,104
         Series C - 1992,  600,000 shares . . . . . . . . . . . . . . . . . . . .         58,984             58,984
         Series D - 1992,  600,000 shares . . . . . . . . . . . . . . . . . . . .         58,984             58,984
                                                                                     -----------        -----------
             Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        351,345            351,345
                                                                                     -----------        -----------
     Subject to mandatory redemption:
         $8.50  series, 400,000 shares at December 31, 1994 . . . . . . . . . . .                            39,799
         $9.375 series, 771,000 and 1,285,000 shares at
            December 31, 1995 and 1994, respectively  . . . . . . . . . . . . . .         76,755            127,811
         Current redemptions  . . . . . . . . . . . . . . . . . . . . . . . . . .        (25,700)           (45,700)
                                                                                     -----------        -----------
             Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         51,055            121,910
                                                                                     -----------        -----------
             Total cumulative preferred stock   . . . . . . . . . . . . . . . . .        402,400            473,255
                                                                                     -----------        -----------

LONG-TERM DEBT:
  Debentures:
         7 1/4% series, due 1996  . . . . . . . . . . . . . . . . . . . . . . . .        200,000            200,000
         9 3/8% series, due 2001  . . . . . . . . . . . . . . . . . . . . . . . .        250,000            250,000
         7 7/8% series, due 2002  . . . . . . . . . . . . . . . . . . . . . . . .        100,000            100,000
         Unamortized discount . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,087)            (1,271)
                                                                                     -----------        -----------
             Total debentures . . . . . . . . . . . . . . . . . . . . . . . . . .        548,913            548,729
                                                                                     -----------        -----------

  Houston Lighting & Power Company:
     First mortgage bonds:
         5 1/4% series, due 1996  . . . . . . . . . . . . . . . . . . . . . . . .         40,000             40,000
         5 1/4% series, due 1997  . . . . . . . . . . . . . . . . . . . . . . . .         40,000             40,000
         7 5/8% series, due 1997  . . . . . . . . . . . . . . . . . . . . . . . .        150,000            150,000
         6 3/4% series, due 1997  . . . . . . . . . . . . . . . . . . . . . . . .         35,000             35,000
         6 3/4% series, due 1998  . . . . . . . . . . . . . . . . . . . . . . . .         35,000             35,000
         7 1/4% series, due 2001  . . . . . . . . . . . . . . . . . . . . . . . .         50,000             50,000
         9.15 % series, due 2021  . . . . . . . . . . . . . . . . . . . . . . . .        160,000            160,000
         8 3/4% series, due 2022  . . . . . . . . . . . . . . . . . . . . . . . .         62,275            100,000
         7 3/4% series, due 2023  . . . . . . . . . . . . . . . . . . . . . . . .        250,000            250,000
         7 1/2% series, due 2023  . . . . . . . . . . . . . . . . . . . . . . . .        200,000            200,000

                            (continued on next page)

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                             (THOUSANDS OF DOLLARS)

                                  (CONTINUED)


                                                                                              December 31,
                                                                                     -------------------------------
                                                                                        1995                1994
                                                                                     -----------         -----------
         4.90 % pollution control series, due 2003  . . . . . . . . . . . . . .      $    16,600        $    16,600
         7    % pollution control series, due 2008  . . . . . . . . . . . . . .           19,200             19,200
         6 3/8% pollution control series, due 2012  . . . . . . . . . . . . . .           33,470             33,470
         6 3/8% pollution control series, due 2012  . . . . . . . . . . . . . .           12,100             12,100
         8 1/4% pollution control series, due 2015  . . . . . . . . . . . . . .           90,000             90,000
         5.80 % pollution control series, due 2015  . . . . . . . . . . . . . .           91,945
         7 3/4% pollution control series, due 2015  . . . . . . . . . . . . . .           68,700             68,700
         5.80 % pollution control series, due 2015  . . . . . . . . . . . . . .           58,905
         7 7/8% pollution control series, due 2016  . . . . . . . . . . . . . .           68,000             68,000
         6.70 % pollution control series, due 2017  . . . . . . . . . . . . . .           43,820             43,820
         5.60 % pollution control series, due 2017  . . . . . . . . . . . . . .           83,565             83,565
         7 7/8% pollution control series, due 2018  . . . . . . . . . . . . . .           50,000             50,000
         7.20 % pollution control series, due 2018  . . . . . . . . . . . . . .           75,000             75,000
         7.20 % pollution control series, due 2018  . . . . . . . . . . . . . .          100,000            100,000
         7 7/8% pollution control series, due 2019  . . . . . . . . . . . . . .           29,685             29,685
         7.70 % pollution control series, due 2019  . . . . . . . . . . . . . .           75,000             75,000
         8 1/4% pollution control series, due 2019  . . . . . . . . . . . . . .          100,000            100,000
         8.10 % pollution control series, due 2019  . . . . . . . . . . . . . .          100,000            100,000
         7 5/8% pollution control series, due 2019  . . . . . . . . . . . . . .          100,000            100,000
         7 1/8% pollution control series, due 2019  . . . . . . . . . . . . . .          100,000            100,000
         7.60 % pollution control series, due 2019  . . . . . . . . . . . . . .           70,315             70,315
         6.70 % pollution control series, due 2027  . . . . . . . . . . . . . .           56,095             56,095
     Medium-term notes series A, 9.80%-9.85%, due 1996-1999   . . . . . . . . .          180,500            180,500
     Medium-term notes series B, 8 5/8%, due 1996   . . . . . . . . . . . . . .          100,000            100,000
     Medium-term notes series C, 6.10%, due 2000  . . . . . . . . . . . . . . .          150,000            150,000
     Medium-term notes series B, 8.15%, due 2002  . . . . . . . . . . . . . . .          100,000            100,000
     Medium-term notes series C, 6.50%, due 2003  . . . . . . . . . . . . . . .          150,000            150,000
                                                                                     -----------        -----------
            Total first mortgage bonds  . . . . . . . . . . . . . . . . . . . .        3,145,175          3,032,050
                                                                                     -----------        -----------

  Pollution control revenue bonds:
     Gulf Coast 1980-T series, floating rate, due 1998  . . . . . . . . . . . .            5,000              5,000
     Brazos River 1985 A2 series, 9 3/4%, due 2005  . . . . . . . . . . . . . .                               4,265
     Brazos River 1985 A1 series, 9 7/8%, due 2015  . . . . . . . . . . . . . .                              87,680
     Matagorda County 1985 series, 10%, due 2015  . . . . . . . . . . . . . . .                              58,905
                                                                                     -----------        -----------
            Total pollution control revenue bonds . . . . . . . . . . . . . . .            5,000            155,850
                                                                                     -----------        -----------

  Unamortized premium (discount) - net  . . . . . . . . . . . . . . . . . . . .          (16,456)           (12,253)
  Capitalized lease obligations, discount rates of
    5.2%-11.7%, due 1996-2018   . . . . . . . . . . . . . . . . . . . . . . . .            8,560             12,403
  Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              981              1,129
                                                                                     -----------        -----------
            Subtotal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (6,915)             1,279
                                                                                     -----------        -----------
              Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,143,260          3,189,179
                                                                                     -----------        -----------

                Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,692,173          3,737,908
                Current maturities  . . . . . . . . . . . . . . . . . . . . . .         (353,751)            (3,775)
                                                                                     -----------        -----------
                Total long-term debt                                                   3,338,422          3,734,133
                                                                                     -----------        -----------

                  Total capitalization  . . . . . . . . . . . . . . . . . . . .      $ 7,864,385        $ 7,576,636
                                                                                     ===========        ===========


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)


                                                                              Year Ended December 31,
                                                                    ----------------------------------------------
                                                                        1995              1994              1993
                                                                    -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations   . . . . . . . . . . . . .     $   397,400       $   423,985       $   440,531

  Adjustments to reconcile income from continuing
         operations to net cash provided by
         operating activities:
      Depreciation and amortization   . . . . . . . . . . . . .         478,034           399,341           386,893
      Amortization of nuclear fuel  . . . . . . . . . . . . . .          28,545            21,561             2,101
      Deferred income taxes   . . . . . . . . . . . . . . . . .          78,382            85,547           194,711
      Investment tax credits  . . . . . . . . . . . . . . . . .         (19,427)          (19,416)          (19,797)
      Allowance for other funds used during
         construction . . . . . . . . . . . . . . . . . . . . .          (7,760)           (4,115)           (3,512)
      Fuel refund   . . . . . . . . . . . . . . . . . . . . . .        (189,571)
      Fuel cost over (under) recovery   . . . . . . . . . . . .          76,970           277,940           (91,863)
      Regulatory tax asset - net  . . . . . . . . . . . . . . .           6,876            11,300           (69,337)
      Net cash provided by (used in) discontinued
         cable television operations  . . . . . . . . . . . . .          16,391            19,349            (1,073)
      Changes in other assets and liabilities:
         Accounts receivable - net. . . . . . . . . . . . . . .         (46,299)          (19,295)          302,268
         Inventory  . . . . . . . . . . . . . . . . . . . . . .           7,012            14,273            13,868
         Other current assets . . . . . . . . . . . . . . . . .         (14,900)           14,710           (15,138)
         Accounts payable   . . . . . . . . . . . . . . . . . .         (23,217)          (45,081)           (7,962)
         Interest and taxes accrued . . . . . . . . . . . . . .          11,088           (17,979)          (16,689)
         Other current liabilities  . . . . . . . . . . . . . .          (9,215)           (5,102)           41,430
         Other - net  . . . . . . . . . . . . . . . . . . . . .          49,129            48,254            52,609
                                                                    -----------       -----------       -----------

         Net cash provided by operating activities  . . . . . .         839,438         1,205,272         1,209,040
                                                                    -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Electric capital and nuclear fuel expenditures
      (including allowance for borrowed funds
      used during construction)   . . . . . . . . . . . . . . .        (301,327)         (418,453)         (332,797)
  Non-regulated electric power project expenditures
      and advances  . . . . . . . . . . . . . . . . . . . . . .         (38,278)           (7,087)          (35,796)
  Settlement of subsidiary debt in connection with
      sale of cable television subsidiary   . . . . . . . . . .         619,345
  Corporate headquarters expenditures (including
      capitalized interest)   . . . . . . . . . . . . . . . . .         (96,469)          (46,829)          (26,034)
  Net cash used in discontinued cable television
      operations  . . . . . . . . . . . . . . . . . . . . . . .         (47,601)          (84,071)          (61,856)
  Other - net   . . . . . . . . . . . . . . . . . . . . . . . .         (10,743)          (13,562)           (5,295)
                                                                    -----------       -----------       -----------

         Net cash provided by (used in) investing  activities .         124,927          (570,002)         (461,778)
                                                                    -----------       -----------       -----------


                           (continued on next page)

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                  (CONTINUED)


                                                                                Year Ended December 31,
                                                                    ----------------------------------------------
                                                                        1995              1994              1993
                                                                    -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock  . . . . . . . . . . . . . . . . .                                         $    52,638
  Proceeds from first mortgage bonds  . . . . . . . . . . . . .     $   142,972                             840,427
  Payment of matured first mortgage bonds   . . . . . . . . . .                       $   (19,500)         (136,000)
  Payment of common stock dividends   . . . . . . . . . . . . .        (371,731)         (368,790)         (389,933)
  Redemption of preferred stock   . . . . . . . . . . . . . . .         (91,400)          (20,000)          (40,000)
  Increase (decrease) in notes payable  . . . . . . . . . . . .        (416,991)         (168,094)           27,136
  Extinguishment of long-term debt  . . . . . . . . . . . . . .        (195,224)                           (995,751)
  Net cash used in discontinued cable television
      operations  . . . . . . . . . . . . . . . . . . . . . . .         (40,798)          (68,184)         (225,489)
  Other - net   . . . . . . . . . . . . . . . . . . . . . . . .          10,143             4,857            65,277
                                                                    -----------       -----------       -----------

      Net cash used in financing activities   . . . . . . . . .        (963,029)         (639,711)         (801,695)
                                                                    -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS   . . . . . . . . . . . . . . . . . . . . . . . .           1,336            (4,441)          (54,433)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . .          10,443            14,884            69,317
                                                                    -----------       -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . .     $    11,779       $    10,443       $    14,884
                                                                    ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

Cash Payments:
  Interest (net of amounts capitalized)   . . . . . . . . . . .     $   342,551       $   366,548       $   397,911
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . .         104,228           174,657           123,975




                See Notes to Consolidated Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)


                                                                              Year Ended December 31,
                                                                --------------------------------------------------
                                                                    1995               1994                1993
                                                                -----------        -----------        ------------
OPERATING REVENUES  . . . . . . . . . . . . . . . . . . .       $ 3,680,297        $ 3,746,085        $ 4,079,863
                                                                -----------        -----------        ------------

OPERATING EXPENSES:
    Fuel  . . . . . . . . . . . . . . . . . . . . . . . .           879,148            860,936          1,063,050
    Purchased power   . . . . . . . . . . . . . . . . . .           233,494            408,963            515,502
    Operation   . . . . . . . . . . . . . . . . . . . . .           615,924            580,892            608,912
    Maintenance   . . . . . . . . . . . . . . . . . . . .           250,246            247,856            289,623
    Depreciation and amortization   . . . . . . . . . . .           475,124            398,142            385,731
    Federal income taxes  . . . . . . . . . . . . . . . .           245,807            254,993            239,464
    Other taxes   . . . . . . . . . . . . . . . . . . . .           245,890            251,421            211,295
                                                                -----------        -----------        -----------
                Total                                             2,945,633          3,003,203          3,313,577
                                                                -----------        -----------        -----------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . .           734,664            742,882            766,286
                                                                -----------        -----------        -----------
OTHER INCOME (EXPENSE):
    Allowance for other funds used during
         construction . . . . . . . . . . . . . . . . . .             7,760              4,115              3,512
    Interest income   . . . . . . . . . . . . . . . . . .            12,218             10,000              3,296
    Other - net   . . . . . . . . . . . . . . . . . . . .           (25,901)           (12,561)            (4,286)
                                                                -----------        -----------        -----------
          Total                                                      (5,923)             1,554              2,522
                                                                -----------        -----------        -----------

INCOME BEFORE INTEREST CHARGES  . . . . . . . . . . . . .           728,741            744,436            768,808
                                                                -----------        -----------        -----------
INTEREST CHARGES:
    Interest on long-term debt  . . . . . . . . . . . . .           244,384            246,533            276,049
    Other interest  . . . . . . . . . . . . . . . . . . .             8,117              8,493             12,317
    Allowance for borrowed funds used during
         construction . . . . . . . . . . . . . . . . . .            (4,692)            (5,554)            (3,781)
                                                                -----------        -----------        -----------
            Total                                                   247,809            249,472            284,585
                                                                -----------        -----------        -----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING   . . . . . . . . . . . . . . . . . . . .         480,932            494,964            484,223

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
    POSTEMPLOYMENT BENEFITS (NET OF INCOME
    TAXES OF $4,415)  . . . . . . . . . . . . . . . . . . .                             (8,200)
                                                                -----------        -----------        -----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . .         480,932            486,764            484,223

DIVIDENDS ON PREFERRED STOCK  . . . . . . . . . . . . . . .          29,955             33,583             34,473
                                                                -----------        -----------        -----------

INCOME AFTER PREFERRED DIVIDENDS  . . . . . . . . . . . . .     $   450,977        $   453,181        $   449,750
                                                                ===========        ===========        ===========


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                        STATEMENTS OF RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)


                                                                             Year Ended December 31,
                                                                -------------------------------------------------
                                                                   1995               1994               1993
                                                                -----------        -----------        -----------
Balance at Beginning of Year  . . . . . . . . . . . . . . .     $ 2,153,109        $ 2,028,924        $ 1,922,558

Add - Net Income  . . . . . . . . . . . . . . . . . . . . .         480,932            486,764            484,223

Redemption of Preferred Stock . . . . . . . . . . . . . . .                                                  (402)
                                                                -----------        -----------        -----------
      Total . . . . . . . . . . . . . . . . . . . . . . . .       2,634,041          2,515,688          2,406,379
                                                                -----------        -----------        -----------
Deduct - Cash Dividends:
   Preferred:
      $4.00 Series                                                      389                390                390
      $6.72 Series                                                    1,680              1,680              1,680
      $7.52 Series                                                    3,760              3,760              3,760
      $8.12 Series                                                    4,060              4,060              4,060
      Series A - 1992                                                 2,324              1,740              1,366
      Series B - 1992                                                 2,322              1,683              1,366
      Series C - 1992                                                 2,823              2,040              1,672
      Series D - 1992                                                 2,747              2,075              1,615
      $8.50 Series                                                    1,417              4,108              6,517
      $9.375 Series                                                   8,433             12,047             12,047

   Common                                                           454,000            328,996            342,982
                                                                -----------        -----------        -----------

      Total . . . . . . . . . . . . . . . . . . . . . . . .         483,955            362,579            377,455
                                                                -----------        -----------        -----------

Balance at End of Year  . . . . . . . . . . . . . . . . . .     $ 2,150,086        $ 2,153,109        $ 2,028,924
                                                                ===========        ===========        ===========


                                        See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS


                                                                                                December 31,
                                                                                      -------------------------------
                                                                                         1995               1994
                                                                                      -----------        ------------


PROPERTY, PLANT AND EQUIPMENT - AT COST:
  Electric plant:
     Production   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 7,423,891       $ 7,221,142
     Transmission   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         927,027           876,159
     Distribution   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,711,482         2,628,450
     General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,027,090         1,017,319
     Construction work in progress  . . . . . . . . . . . . . . . . . . . . . . .         320,040           333,180
     Nuclear fuel   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         217,604           212,795
     Plant held for future use  . . . . . . . . . . . . . . . . . . . . . . . . .          48,631           201,741
  Electric plant acquisition adjustments  . . . . . . . . . . . . . . . . . . . .                             3,166
                                                                                      -----------       -----------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,675,765        12,493,952
  Less accumulated depreciation and amortization  . . . . . . . . . . . . . . . .       3,906,139         3,517,923
                                                                                      -----------       -----------
         Property, plant and equipment - net  . . . . . . . . . . . . . . . . . .       8,769,626         8,976,029
                                                                                      -----------       -----------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . .          75,851           235,867
  Special deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             433                10
  Accounts receivable:
     Affiliated companies   . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,845             4,213
     Others   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,858             8,896
  Accrued unbilled revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .          59,017            38,372
  Fuel stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          59,699            56,711
  Materials and supplies, at average cost   . . . . . . . . . . . . . . . . . . .         137,584           147,922
  Prepayments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,876             9,665
                                                                                      -----------       -----------
      Total current assets                                                                371,163           501,656
                                                                                      -----------       -----------

OTHER ASSETS:
  Deferred plant costs - net  . . . . . . . . . . . . . . . . . . . . . . . . . .         613,134           638,917
  Deferred debits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         290,012           241,611
  Unamortized debt expense and premium on reacquired debt   . . . . . . . . . . .         159,962           158,351
  Regulatory tax asset - net  . . . . . . . . . . . . . . . . . . . . . . . . . .         228,587           235,463
  Recoverable project costs - net   . . . . . . . . . . . . . . . . . . . . . . .         232,775            98,954
                                                                                      -----------       -----------
      Total other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,524,470         1,373,296
                                                                                      -----------       -----------

        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $10,665,259       $10,850,981
                                                                                      ===========       ===========

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES


                                                                                              December 31,
                                                                                      ----------------------------
                                                                                         1995              1994
                                                                                      -----------       -----------
CAPITALIZATION (STATEMENTS ON FOLLOWING PAGES):
  Common stock equity   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 3,826,013       $ 3,829,036
  Cumulative preferred stock:
     Not subject to mandatory redemption  . . . . . . . . . . . . . . . . . . . .         351,345           351,345
     Subject to mandatory redemption  . . . . . . . . . . . . . . . . . . . . . .          51,055           121,910
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,989,509         3,185,404
                                                                                      -----------       -----------

Total capitalization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,217,922         7,487,695
                                                                                      -----------       -----------
CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         119,032           148,042
  Accounts payable to affiliated companies  . . . . . . . . . . . . . . . . . . .           6,982            10,936
  Taxes accrued   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         192,673           181,043
  Interest accrued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          70,823            64,732
  Accrued liabilities to municipalities   . . . . . . . . . . . . . . . . . . . .          20,773            21,307
  Customer deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          61,582            64,905
  Current portion of long-term debt and preferred stock   . . . . . . . . . . . .         179,451            49,475
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          54,149            59,912
                                                                                      -----------       -----------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         705,465           600,352
                                                                                      -----------       -----------
DEFERRED CREDITS:
  Accumulated deferred federal income taxes   . . . . . . . . . . . . . . . . . .       1,947,488         1,876,300
  Unamortized investment tax credit   . . . . . . . . . . . . . . . . . . . . . .         392,153           411,580
  Fuel-related credits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         122,063           242,912
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         280,168           232,142
                                                                                      -----------       -----------
      Total deferred credits  . . . . . . . . . . . . . . . . . . . . . . . . . .       2,741,872         2,762,934
                                                                                      -----------       -----------
COMMITMENTS AND CONTINGENCIES

          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $10,665,259       $10,850,981
                                                                                      ===========       ===========


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                          STATEMENTS OF CAPITALIZATION
                             (THOUSANDS OF DOLLARS)

                                                                                           December 31,
                                                                                     ----------------------------
                                                                                        1995               1994
                                                                                    -----------        -----------
COMMON STOCK EQUITY:
  Common stock, Class A; no par; authorized and outstanding,
     1,000 shares, voting   . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 1,524,949         $ 1,524,949
  Common stock, Class B; no par; authorized and outstanding,
     100 shares, non-voting   . . . . . . . . . . . . . . . . . . . . . . . . .          150,978             150,978
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,150,086           2,153,109
                                                                                     -----------         -----------
        Total common stock equity . . . . . . . . . . . . . . . . . . . . . . .        3,826,013           3,829,036
                                                                                     -----------         -----------
CUMULATIVE PREFERRED STOCK, no par; authorized, 10,000,000
  shares; outstanding, 4,318,397 and 5,232,397 shares at
  December 31, 1995 and 1994, respectively (entitled upon
  involuntary liquidation to $100 per share):

     Not subject to mandatory redemption:
         $4.00 series,      97,397 shares . . . . . . . . . . . . . . . . . . .           9,740                9,740
         $6.72 series,     250,000 shares . . . . . . . . . . . . . . . . . . .          25,115               25,115
         $7.52 series,     500,000 shares . . . . . . . . . . . . . . . . . . .          50,226               50,226
         $8.12 series,     500,000 shares . . . . . . . . . . . . . . . . . . .          50,098               50,098
         Series A - 1992,  500,000 shares . . . . . . . . . . . . . . . . . . .          49,094               49,094
         Series B - 1992,  500,000 shares . . . . . . . . . . . . . . . . . . .          49,104               49,104
         Series C - 1992,  600,000 shares . . . . . . . . . . . . . . . . . . .          58,984               58,984
         Series D - 1992,  600,000 shares . . . . . . . . . . . . . . . . . . .          58,984               58,984
                                                                                     ----------          -----------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         351,345              351,345
                                                                                     ----------          -----------
     Subject to mandatory redemption:
         $8.50  series, 400,000 shares at December 31, 1994   . . . . . . . . .                               39,799
         $9.375 series, 771,000 and 1,285,000 shares at
            December 31, 1995 and 1994, respectively  . . . . . . . . . . . . .          76,755              127,811
         Current redemptions  . . . . . . . . . . . . . . . . . . . . . . . . .         (25,700)             (45,700)
                                                                                     ----------          -----------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          51,055              121,910
                                                                                     ----------          -----------
          Total cumulative preferred stock  . . . . . . . . . . . . . . . . . .         402,400              473,255
                                                                                     ----------          -----------
LONG-TERM DEBT:
     First mortgage bonds:
         5 1/4% series, due 1996  . . . . . . . . . . . . . . . . . . . . . . .          40,000               40,000
         5 1/4% series, due 1997  . . . . . . . . . . . . . . . . . . . . . . .          40,000               40,000
         7 5/8% series, due 1997  . . . . . . . . . . . . . . . . . . . . . . .         150,000              150,000
         6 3/4% series, due 1997  . . . . . . . . . . . . . . . . . . . . . . .          35,000               35,000
         6 3/4% series, due 1998  . . . . . . . . . . . . . . . . . . . . . . .          35,000               35,000
         7 1/4% series, due 2001  . . . . . . . . . . . . . . . . . . . . . . .          50,000               50,000
         9.15 % series, due 2021  . . . . . . . . . . . . . . . . . . . . . . .         160,000              160,000
         8 3/4% series, due 2022  . . . . . . . . . . . . . . . . . . . . . . .          62,275              100,000
         7 3/4% series, due 2023  . . . . . . . . . . . . . . . . . . . . . . .         250,000              250,000
         7 1/2% series, due 2023  . . . . . . . . . . . . . . . . . . . . . . .         200,000              200,000
         4.90 % pollution control series, due 2003  . . . . . . . . . . . . . .          16,600               16,600
         7    % pollution control series, due 2008  . . . . . . . . . . . . . .          19,200               19,200
         6 3/8% pollution control series, due 2012  . . . . . . . . . . . . . .          33,470               33,470
         6 3/8% pollution control series, due 2012  . . . . . . . . . . . . . .          12,100               12,100
         8 1/4% pollution control series, due 2015  . . . . . . . . . . . . . .          90,000               90,000
         5.80 % pollution control series, due 2015  . . . . . . . . . . . . . .          91,945
         7 3/4% pollution control series, due 2015  . . . . . . . . . . . . . .          68,700               68,700
         5.80 % pollution control series, due 2015  . . . . . . . . . . . . . .          58,905
         7 7/8% pollution control series, due 2016  . . . . . . . . . . . . . .          68,000               68,000
         6.70 % pollution control series, due 2017  . . . . . . . . . . . . . .          43,820               43,820
         5.60 % pollution control series, due 2017  . . . . . . . . . . . . . .          83,565               83,565
         7 7/8% pollution control series, due 2018  . . . . . . . . . . . . . .          50,000               50,000
         7.20 % pollution control series, due 2018  . . . . . . . . . . . . . .          75,000               75,000
         7.20 % pollution control series, due 2018  . . . . . . . . . . . . . .         100,000              100,000

                           (continued on next page)

                        HOUSTON LIGHTING & POWER COMPANY

                          STATEMENTS OF CAPITALIZATION
                             (THOUSANDS OF DOLLARS)

                                  (CONTINUED)


                                                                                             December 31,
                                                                                     -----------------------------
                                                                                        1995                1994
                                                                                     -----------         -----------
            7 7/8% pollution control series, due 2019 . . . . . . . . . . . . .      $    29,685         $    29,685
            7.70 % pollution control series, due 2019 . . . . . . . . . . . . .           75,000              75,000
            8 1/4% pollution control series, due 2019 . . . . . . . . . . . . .          100,000             100,000
            8.10 % pollution control series, due 2019 . . . . . . . . . . . . .          100,000             100,000
            7 5/8% pollution control series, due 2019 . . . . . . . . . . . . .          100,000             100,000
            7 1/8% pollution control series, due 2019 . . . . . . . . . . . . .          100,000             100,000
            7.60 % pollution control series, due 2019 . . . . . . . . . . . . .           70,315              70,315
            6.70 % pollution control series, due 2027 . . . . . . . . . . . . .           56,095              56,095
         Medium-term notes series A, 9.80%-9.85%, due 1996-1999 . . . . . . . .          180,500             180,500
         Medium-term notes series B, 8 5/8%, due 1996 . . . . . . . . . . . . .          100,000             100,000
         Medium-term notes series C, 6.10%, due 2000  . . . . . . . . . . . . .          150,000             150,000
         Medium-term notes series B, 8.15%, due 2002  . . . . . . . . . . . . .          100,000             100,000
         Medium-term notes series C, 6.50%, due 2003  . . . . . . . . . . . . .          150,000             150,000
                                                                                     -----------         -----------
Total first mortgage bonds  . . . . . . . . . . . . . . . . . . . . . . . . . .        3,145,175           3,032,050
                                                                                     -----------         -----------
  Pollution control revenue bonds:
         Gulf Coast 1980-T series, floating rate, due 1998  . . . . . . . . . .            5,000               5,000
         Brazos River 1985 A2 series, 9 3/4%, due 2005  . . . . . . . . . . . .                                4,265
         Brazos River 1985 A1 series, 9 7/8%, due 2015  . . . . . . . . . . . .                               87,680
         Matagorda County 1985 series, 10%, due 2015  . . . . . . . . . . . . .                               58,905
                                                                                     -----------         -----------
Total pollution control revenue bonds                                                      5,000             155,850
                                                                                     -----------         -----------
  Unamortized premium (discount) - net  . . . . . . . . . . . . . . . . . . . .          (16,456)            (12,253)
  Capitalized lease obligations, discount rates of
    5.2%-11.7%, due 1996-2018   . . . . . . . . . . . . . . . . . . . . . . . .            8,560              12,403
  Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              981               1,129
                                                                                     -----------         -----------
           Subtotal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (6,915)              1,279
                                                                                     -----------         -----------
             Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,143,260           3,189,179
             Current maturities . . . . . . . . . . . . . . . . . . . . . . . .         (153,751)             (3,775)
                                                                                     -----------         -----------
             Total long-term debt . . . . . . . . . . . . . . . . . . . . . . .        2,989,509           3,185,404
                                                                                     -----------         -----------
               Total capitalization   . . . . . . . . . . . . . . . . . . . . .      $ 7,217,922         $ 7,487,695
                                                                                     ===========         ===========

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)


                                                                               Year Ended December 31,
                                                                    -----------------------------------------------
                                                                        1995              1994              1993
                                                                    -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . .     $   480,932       $   486,764       $   484,223

  Adjustments to reconcile net income to net
        cash provided by operating activities:
      Depreciation and amortization   . . . . . . . . . . . . .         475,124           398,142           385,731
      Amortization of nuclear fuel  . . . . . . . . . . . . . .          28,545            21,561             2,101
      Deferred federal income taxes   . . . . . . . . . . . . .          71,188            81,739           214,369
      Investment tax credits  . . . . . . . . . . . . . . . . .         (19,427)          (19,416)          (19,797)
      Allowance for other funds used during
         construction   . . . . . . . . . . . . . . . . . . . .          (7,760)           (4,115)           (3,512)
      Fuel refund   . . . . . . . . . . . . . . . . . . . . . .        (189,571)
      Fuel cost over (under) recovery   . . . . . . . . . . . .          76,970           277,940           (91,863)
      Cumulative effect of change in accounting
         for postemployment benefits  . . . . . . . . . . . . .                             8,200
      Regulatory tax asset - net  . . . . . . . . . . . . . . .           6,876            11,300           (69,337)
      Changes in other assets and liabilities:
         Accounts receivable - net  . . . . . . . . . . . . . .         (34,239)          (17,827)          170,784
         Materials and supplies   . . . . . . . . . . . . . . .          10,338            12,449             3,850
         Fuel stock   . . . . . . . . . . . . . . . . . . . . .          (2,988)            1,874             9,979
         Accounts payable   . . . . . . . . . . . . . . . . . .         (32,964)          (40,054)          (11,854)
         Interest and taxes accrued . . . . . . . . . . . . . .          17,721            (6,980)          (20,035)
         Other current liabilities  . . . . . . . . . . . . . .          (7,816)           (4,936)           18,040
         Other - net  . . . . . . . . . . . . . . . . . . . . .          (5,239)           20,270            63,721
                                                                    -----------       -----------       -----------
      Net cash provided by operating activities   . . . . . . .         867,690         1,226,911         1,136,400
                                                                    -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital and nuclear fuel expenditures
      (including allowance for borrowed funds
      used during construction)   . . . . . . . . . . . . . . .        (396,242)         (418,453)         (332,797)
  Other - net   . . . . . . . . . . . . . . . . . . . . . . . .         (10,618)          (15,822)          (13,067)
                                                                    -----------       -----------       -----------
      Net cash used in investing activities   . . . . . . . . .        (406,860)         (434,275)         (345,864)
                                                                    -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from first mortgage bonds  . . . . . . . . . . . . .         142,972                             840,427
  Payment of matured bonds  . . . . . . . . . . . . . . . . . .                           (19,500)         (136,000)
  Payment of dividends  . . . . . . . . . . . . . . . . . . . .        (485,793)         (363,083)         (378,528)
  Increase (decrease) in notes payable  . . . . . . . . . . . .                          (171,100)           31,660
  Decrease in notes payable to affiliated company   . . . . . .                                            (120,001)
  Redemption of preferred stock   . . . . . . . . . . . . . . .         (91,400)          (20,000)          (40,000)
  Extinguishment of long-term debt  . . . . . . . . . . . . . .        (195,224)                           (995,751)
  Other - net   . . . . . . . . . . . . . . . . . . . . . . . .           8,599             4,501            15,817
                                                                    -----------       -----------       -----------
      Net cash used in financing activities   . . . . . . . . .        (620,846)         (569,182)         (782,376)
                                                                    -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . . . . .        (160,016)          223,454             8,160

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . .         235,867            12,413             4,253
                                                                    -----------       -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . .     $    75,851       $   235,867       $    12,413
                                                                    ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

Cash Payments:
  Interest (net of amounts capitalized)   . . . . . . . . . . .     $   247,672       $   251,245       $   296,201
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . .         157,400           196,655           127,713


                       See Notes to Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A) PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Certain investments in joint ventures or other entities in which the Company or its subsidiaries have a 50 percent or less interest are recorded using the equity method or the cost method. For additional information regarding investments and advances, see Notes 1(j) and 4.

         All significant intercompany transactions and balances are eliminated in consolidation.

  (B) SYSTEM OF ACCOUNTS AND EFFECTS OF REGULATION. HL&P, the principal subsidiary of the Company, maintains its accounting records in accordance with the FERC Uniform System of Accounts. HL&P's accounting practices are subject to regulation by the Utility Commission, which has adopted the FERC Uniform System of Accounts.

         As a result of its regulated status, HL&P follows the accounting policies set forth in SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," which allows a utility with cost-based rates to defer certain costs in concert with rate recovery that would otherwise be expensed. In accordance with this statement, HL&P has deferred certain costs pursuant to rate actions of the Utility Commission and is recovering or expects to recover such costs in electric rates charged to customers. The regulatory assets are included in other assets on the Company's Consolidated and HL&P's Balance Sheets. The regulatory liabilities are included in deferred credits on the Company's Consolidated and HL&P's Balance Sheets. The following is a list of significant regulatory assets and liabilities reflected on the Company's Consolidated and HL&P's Balance Sheets:

                                                                                      December 31, 1995
                                                                                       -----------------
                                                                                      (Millions of Dollars)

         Deferred plant costs - net . . . . . . . . . . . . . . . . . . . . . . .             $613
         Malakoff investment  . . . . . . . . . . . . . . . . . . . . . . . . . .              233
         Regulatory tax asset - net . . . . . . . . . . . . . . . . . . . . . . .              229
         Unamortized loss on reacquired debt  . . . . . . . . . . . . . . . . . .              121
         Deferred debits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              137
         Unamortized investment tax credit. . . . . . . . . . . . . . . . . . . .             (392)
         Accumulated deferred income taxes - regulatory tax asset . . . . . . . .              (80)

         If as a result of changes in regulation or competition, HL&P's ability to recover these assets and/or liabilities would not be assured, then pursuant to SFAS No. 71 and to the extent that such regulatory assets or liabilities ultimately were determined not to be recoverable, HL&P would be required to write off or write down such assets or liabilities.

  (C) ELECTRIC PLANT. HL&P capitalizes at cost all additions to electric plant, betterments to existing property and replacements of units of property. Cost includes the original cost of contracted services, direct labor and material, indirect charges for engineering supervision and similar overhead items and AFUDC. Customer payments for construction reduce additions to electric plant. AFUDC represents the estimated debt and equity costs of capital funds not already included in rates necessary to finance the construction of new regulated facilities.

         HL&P computes depreciation using the straight-line method. The depreciation provision as a percentage of the depreciable cost of plant was 3.2 percent for 1995, 3.2 percent for 1994 and 3.1 percent for 1993.

  (D) DEFERRED PLANT COSTS. Under a "deferred accounting" plan authorized by the Utility Commission, HL&P was permitted for regulatory purposes to accrue carrying costs in the form of AFUDC on its investment in the South Texas Project and defer and capitalize depreciation and other operating costs on its investment after commercial operation and until such costs were reflected in rates. In addition, the Utility Commission authorized HL&P under a "qualified phase-in plan" to capitalize allowable costs (including return) deferred for future recovery as deferred charges.

         In 1991, HL&P ceased all cost deferrals related to the South Texas Project and began amortizing such amounts on a straight-line basis. The accumulated deferrals for "deferred accounting" are being amortized over the estimated depreciable life of the South Texas Project. The accumulated deferrals for the "qualified phase-in plan" are being amortized over a ten-year phase-in period that commenced in 1991. The amortization of these deferrals (which totaled $25.8 million for each of the years 1995, 1994 and 1993) is included on the Company's Statements of Consolidated Income and HL&P's Statements of Income as depreciation and amortization expense.

  (E) REVENUES. HL&P records electricity sales under the full accrual method, whereby unbilled electricity sales are estimated and recorded each month in order to better match revenues with expenses. Other revenues include electricity sales of a foreign electric utility, which are also recorded under the full accrual method. Other revenues also include management fees and other sales and services, which are recorded when earned.

  (F) INCOME TAXES. The Company and its subsidiaries file a consolidated federal income tax return. The Company follows a policy of comprehensive interperiod income tax allocation. Investment tax credits are deferred and amortized over the estimated lives of the related property.

  (G) EARNINGS PER COMMON SHARE. Earnings per common share for the Company are computed by dividing net income by the weighted average number of shares outstanding during the respective period. All earnings per common share amounts reflect the two-for-one common stock split effected in the form of a stock distribution on December 9, 1995.

         The Company adopted SOP 93-6 effective January 1, 1994. Pursuant to the adoption of SOP 93-6, the number of weighted average common shares outstanding reflects a reduction for ESOP shares not yet committed for release to savings plan participants (unallocated shares). In accordance with SOP 93-6, earnings per common share for periods prior to January 1, 1994 have not been restated.

  (H) STATEMENTS OF CONSOLIDATED CASH FLOWS. For purposes of reporting cash flows, cash equivalents are considered to be short-term, highly liquid investments readily convertible to cash.

  (I) DISCONTINUED OPERATIONS. In July 1995, the Company sold KBLCOM, its cable television subsidiary. The operations of KBLCOM are reflected as discontinued operations for all periods presented. See Note 13.

  (J) INVESTMENTS IN DEBT AND EQUITY SECURITIES. The Company owns one million shares of Time Warner common stock and 11 million shares of non-publicly traded Time Warner convertible preferred stock. The Company has recorded its investment in these securities at a combined fair value of approximately $1 billion on the Company's Consolidated Balance Sheet. Investment in the Time Warner common stock is considered an "available-for-sale" equity security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Consequently, the Company excludes unrealized net changes in the fair value of Time Warner common stock (exclusive of dividends and write downs) from earnings and, until realized, reports such changes as a net amount in the shareholders' equity section of the balance sheet. Investment in the Time Warner convertible preferred stock (which is not subject to the requirements of SFAS No. 115, since it is a non-publicly traded equity security) is accounted for under the cost method.

         The securities held in the Company's nuclear decommissioning trust are classified as "available-for-sale" and, in accordance with SFAS No. 115, are reported at fair value which at December 31, 1995 approximates cost ($44.5 million as of December 31, 1995) on the Company's Consolidated and HL&P's Balance Sheets under deferred debits and deferred credits. Any unrealized gains or losses are accounted for in accordance with SFAS No. 71 as a regulatory asset/liability and reported on the Company's Consolidated and HL&P's Balance Sheets as a deferred debit.

  (K) FUEL STOCK. Gas inventory (at average cost) was $12.1 million at December 31, 1995. Coal, lignite, and oil inventory balances recorded at last-in, first-out, were $22.2 million, $12.1 million, and $13.3 million, respectively.

  (L) RECLASSIFICATION. Certain amounts from the previous years have been reclassified to conform to the 1995 presentation of financial statements. Such reclassifications do not affect earnings.

  (M) NATURE OF OPERATIONS. The Company is a holding company operating principally in the electric utility business. HL&P is engaged in the generation, transmission, distribution and sale of electric energy. HL&P's service area covers a 5,000 square mile area in the Texas Gulf Coast, including Houston. Another subsidiary of the Company, HI Energy, participates in domestic and foreign power generation projects and invests in the privatization of foreign electric utilities. The business and operations of HL&P account for substantially all of the Company's income from continuing operations and common stock equity.

  (N) USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)      JOINTLY-OWNED NUCLEAR PLANT

  (A) HL&P INVESTMENT. HL&P is the project manager (and one of four co-owners) of the South Texas Project, which consists of two 1,250 megawatt nuclear generating units. HL&P has a 30.8 percent interest in the project and bears a corresponding share of capital and operating costs associated with the project. As of December 31, 1995, HL&P's investment in the South Texas Project and in nuclear fuel, including AFUDC, was $2.0 billion (net of $439 million plant accumulated depreciation) and $75.1 million (net of $142 million nuclear fuel amortization), respectively.

  (B) REGULATORY PROCEEDINGS AND LITIGATION. Between June 1993 and February 1995, the South Texas Project was listed on the United States Nuclear Regulatory Commission's (NRC) "watch list" of plants with weaknesses that warrant increased NRC regulatory attention. In February 1995, the NRC removed the South Texas Project from its "watch list."

         In February 1994, the City of Austin (Austin), one of the four co-owners of the South Texas Project, filed suit against HL&P (Austin Litigation). Trial of that suit, which began in March 1996 is pending in the 11th District Court of Harris County, Texas. Austin alleges that the outages at the South Texas Project from early 1993 to early 1994 were due to HL&P's failure to perform obligations it owed to Austin under the Participation Agreement among the four co-owners of the South Texas Project (Participation Agreement). Austin also asserts that HL&P breached certain undertakings voluntarily assumed by HL&P on behalf of the co-owners under the terms of the NRC Operating Licenses and Technical Specifications relating to the South Texas Project.

         Under amended pleadings in the Austin Litigation, Austin claims it suffered damages of at least $120 million due to increased operating and maintenance costs, the cost of replacement power and lost profits on wholesale transactions that did not occur. Although HL&P and the Company do not believe there is merit to Austin's claims, no assurance can be given as to the ultimate outcome of this matter.

         In May 1994, the City of San Antonio (San Antonio), another co-owner of the South Texas Project, intervened in the litigation filed by Austin against HL&P and asserted claims similar to those asserted by Austin. Although San Antonio has not specified the damages sought in its complaint, expert reports filed in the litigation have indicated that San Antonio's claims may be in excess of $228 million. On February 29,1996, San Antonio announced that it was taking a nonsuit on its claims in the Austin Litigation in order to pursue settlement discussions with HL&P concerning those claims, as well as separate claims for unspecified damages previously asserted by San Antonio against HL&P with respect to the construction of the South Texas Project, which construction claims are the subject of a request for arbitration under the Participation Agreement. In order to preserve its litigation claims pending the outcome of settlement negotiations, San Antonio refiled its lawsuit in the 152nd District Court of Harris County, Texas. While neither the Company nor HL&P believes there is merit to San Antonio's claims either in the pending litigation or in the arbitration proceeding, there can be no assurance as to the ultimate outcome of those matters, nor can there be an assurance as to the ultimate outcome of the settlement discussions. If a settlement is reached, it is possible, among other things, that such resolution could require in the near term a charge to earnings from continuing operations, but it is not anticipated that any such resolution would be material to the Company's or HL&P's financial position, liquidity or ability to meet their respective cash requirements stemming from operating, capital expenditures and financing activities.

  (C) NUCLEAR INSURANCE. HL&P and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverage as required by law and periodically review available limits and coverage for additional protection. The owners of the South Texas Project currently maintain $2.75 billion in property damage insurance coverage which is above the legally required minimum, but is less than the total amount of insurance currently available for such losses. This coverage consists of $500 million in primary property damage insurance and excess property insurance in the amount of $2.25 billion. Under the excess property insurance (which became effective in November 1995), HL&P and the other owners of the South Texas Project are subject to assessments, the maximum aggregate assessment under current policies being $25.8 million during any one policy year. The application of the proceeds of such property insurance is subject to the priorities established by the NRC regulations relating to the safety of licensed reactors and decontamination operations.

         Pursuant to the Price Anderson Act (Act), the maximum liability to the public for owners of nuclear power plants, such as the South Texas Project, was $8.92 billion as of December 1995. Owners are required under the Act to insure their liability for nuclear incidents and protective evacuations by maintaining the maximum amount of financial protection available from private sources and by maintaining secondary financial protection through an industry retrospective rating plan.
         The
         assessment of deferred premiums provided by the plan for each nuclear incident is up to $75.5 million per reactor subject to indexing for inflation, a possible 5 percent surcharge (but no more than $10 million per reactor per incident in any one year) and a 3 percent state premium tax. HL&P and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan.

         There can be no assurance that all potential losses or liabilities will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on HL&P's and the Company's financial condition and results of operations.

  (D) NUCLEAR DECOMMISSIONING. In accordance with the Rate Case Settlement, HL&P contributes $14.8 million per year to a trust established to fund HL&P's share of the decommissioning costs for the South Texas Project. For a discussion of securities held in the Company's nuclear decommissioning trust, see Note 1(j). In May 1994, an outside consultant estimated HL&P's portion of decommissioning costs to be approximately $318 million (1994 dollars). The consultant's calculation of decommissioning costs for financial planning purposes used the DECON methodology (prompt removal/dismantling), one of the three alternatives acceptable to the NRC, and assumed deactivation of Unit Nos. 1 and 2 upon the expiration of their 40-year operating licenses. While the current and projected funding levels presently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning, changes in regulatory and accounting requirements, changes in technology and changes in costs of labor, materials and equipment.

(3)      RATE MATTERS

         The Utility Commission has original (or in some cases appellate) jurisdiction over HL&P's electric rates and services. In Texas, Utility Commission orders may be appealed to a District Court in Travis County, and from that Court's decision an appeal may be taken to the Court of Appeals for the 3rd District at Austin (Austin Court of Appeals). Discretionary review by the Supreme Court of Texas may be sought from decisions of the Austin Court of Appeals. In the event that the courts ultimately reverse actions of the Utility Commission, such matters are remanded to the Utility Commission for action in light of the courts' orders. On remand, the Utility Commission's action could range from granting rate relief substantially equal to the rates previously approved to reducing the revenues to which HL&P was entitled during the time the applicable rates were in effect, which could require a refund to customers of amounts collected pursuant to such rates.

  (A) 1995 RATE CASE. In August 1995, the Utility Commission unanimously approved the Rate Case Settlement, which resolved HL&P's 1995 rate case (Docket No. 12065) as well as a separate proceeding (Docket No. 13126) regarding the prudence of operation of the South Texas Project. Subject to certain changes in existing regulation or legislation, the Rate Case Settlement precludes HL&P from seeking rate increases until after December 31, 1997. HL&P began recording the effects of the Rate Case Settlement in the first quarter of 1995. The Rate Case Settlement reduced HL&P's earnings for 1995 by approximately $100 million.

            The after-tax effects in 1995 of the Rate Case Settlement are as follows:

                                                                                      Year Ended
                                                                                   December 31, 1995
                                                                                   -----------------
                                                                                 (Millions of Dollars)
            Reduction in base revenues  . . . . . . . . . . . . . . . . . . .            $  52
            South Texas Project write-down  . . . . . . . . . . . . . . . . .               33
            One-time write-off of mine-related costs  . . . . . . . . . . . .                6
            Other expenses  . . . . . . . . . . . . . . . . . . . . . . . . .                9
                                                                                          ----
                      Total Rate Case Settlement effect on net income . . . .             $100
                                                                                          ====

         The Rate Case Settlement gives HL&P the option to write down up to $50 million ($33 million after-tax) per year of its investment in the South Texas Project through December 31, 1999. The parties to the Rate Case Settlement agreed that any such write-down will be treated as a reasonable and necessary expense during routine reviews of HL&P's earnings and any rate review proceeding initiated against HL&P. In accordance with the Rate Case Settlement, HL&P recorded a $50 million pre-tax write-down in 1995 of its investment in the South Texas Project which is included in the Company's Statements of Consolidated Income and HL&P's Statements of Income in depreciation and amortization expense. In 1995, HL&P also began accruing its share of decommissioning expense for the South Texas Project at an annual rate of $14.8 million (a $9 million per year increase over 1994).

         As required by the Rate Case Settlement, HL&P will begin in 1996 to amortize its $153 million investment in certain lignite reserves associated with the canceled Malakoff project. These amortizations will equal approximately $22 million per year. As a result of this additional amortization, HL&P's remaining investment in Malakoff ($233 million at December 31, 1995) will be fully amortized no later than December 31, 2002. During the second quarter of 1995, HL&P recorded a one-time pre-tax charge of $9 million incurred in connection with certain Malakoff mine-related costs that were not previously recorded and were not recoverable under the terms of the Rate Case Settlement. Issues concerning the prudence of expenditures related to Malakoff were deferred until a subsequent rate case.

         In Docket No. 8425, the Utility Commission allowed recovery of certain costs associated with Malakoff by allowing HL&P to amortize these costs over ten years. Such recoverable costs are not included in rate base and, as a result, no return on investment is being earned during the recovery period. The $28 million unamortized balance of these costs at December 31, 1995 is included in the $233 million discussed above and is to be amortized over the following 54 months.

         In anticipation of the Rate Case Settlement, the Company and HL&P recorded in the fourth quarter of 1994 a one-time, pre-tax charge of approximately $70 million to reconcilable fuel revenues, an amount which HL&P agreed as a part of the Rate Case Settlement was not recoverable from ratepayers.

  (B) RATE CASE APPEALS. Pursuant to the Rate Case Settlement, HL&P and the other parties to that settlement have dismissed their pending appeals of previous Utility Commission orders. As a result of that action or subsequent judicial action, the Utility Commission's orders have become final in Docket No. 9850 (involving HL&P's 1991 rate case) and in Docket Nos. 8230 and 9010 (involving deferred accounting). Two appeals of other orders, by parties who did not join in the Rate Case Settlement, remain pending: review of Docket No. 8425 (HL&P's 1988 rate case), and review of Docket No. 6668 (the Utility Commission's inquiry into the prudence of the planning and construction of the South Texas Project). The appeal from the order in Docket No. 8425 concerns (i) the treatment as "plant held for future use" of certain costs associated with the Malakoff generating station and (ii) the treatment by HL&P of certain tax savings associated with federal income tax deductions for expenses not included in cost of service for ratemaking purposes. The appeal is currently pending before the Texas Supreme Court.

         Review of the Utility Commission's order in Docket No. 6668 is pending before a Travis County district court. In that order the Utility Commission determined that $375.5 million of HL&P's $2.8 billion investment in the South Texas Project had been imprudently incurred. That ruling was incorporated into HL&P's 1988 and 1991 rate cases. Unless the order is modified or reversed on appeal, the amount found imprudent by the Utility Commission will be sustained.

(4)      INVESTMENTS IN FOREIGN AND NON-REGULATED ENTITIES

  (A) GENERAL. HI Energy sustained net losses of $33 million, $6 million and $2 million in 1995, 1994 and 1993, respectively. Development costs for 1995 were approximately $14 million. The majority of costs in 1994 and 1993 were related to project development activities.

  (B) FOREIGN INVESTMENTS. Houston Argentina S.A. (Houston Argentina), a subsidiary of HI Energy, owns a 32.5 percent interest in Compania de Inversiones en Electricidad S.A. (COINELEC), an Argentine holding company which acquired a 51 percent interest in Empresa Distribuidora de La Plata S.A. (EDELAP), an electric utility company operating in La Plata, Argentina and surrounding regions. Houston Argentina's share of the purchase price was approximately $37.4 million. Such investment was in the form of (i) a capital contribution of $27.6 million to COINELEC and (ii) a loan to COINELEC in the aggregate principal amount of $9.8 million. HI Energy has also entered into support agreements with two financial institutions pursuant to which HI Energy has agreed to make additional cash contributions or subordinated loans to COINELEC or pay COINELEC's lenders up to a maximum aggregate of $6.6 million in the event of a default by COINELEC of its commitments to such financial institutions. Subsequent to the acquisition, the generating assets of EDELAP were transferred to Central Dique S.A., an Argentine Corporation, 51 percent of the stock of which is owned by COINELEC. HI Energy's portion of EDELAP and Central Dique S.A. earnings was approximately $1 million in both 1995 and 1994.

         In January 1995, HI Energy acquired for $15.7 million a 90 percent ownership interest in an electric utility operating company located in a rural province in the north central part of Argentina. The utility system serves approximately 116,000 customers in an area of 136,000 square kilometers. HI Energy's share of net losses from this investment for 1995 was $3.6 million substantially all of which was due to non-recurring severance costs.

         In 1995, HI Energy invested approximately $7 million in a cogeneration project being developed in San Nicolas, Argentina and approximately $5 million in a coke calcining project being developed in the state of Andhra Pradesh, India. These projects had no earnings impact in 1995.

         HI Energy estimates that its commitment in 1996 for the Argentine cogeneration project will be approximately $31 million and that its share of the 1996 commitment for the coke calcining project will be approximately $3 million. HI Energy has entered into a support agreement in favor of the International Finance Corporation (IFC) under the terms of which HI Energy has agreed to provide one of its subsidiaries (HIE Rain), which is an investor in the coke calcining project, with sufficient funds to meet certain funding obligations of HIE Rain under agreements with the IFC. The maximum aggregate funding commitment of HI Energy under this support agreement is approximately $18 million, of which approximately $16 million is to support contingent obligations of HIE Rain and the balance of which is additional equity to be contributed to the coke calcining project.

  (C) ILLINOIS WASTE TIRE-TO-ENERGY PROJECTS. HI Energy is a subordinated lender to two waste tire-to-energy projects being developed by Ford Heights and Fulton, respectively, located in the state of Illinois. HI Energy also owns a $400,000 equity interest (20 percent) in Ford Heights. Both projects were being developed in reliance on the terms of the Illinois Retail Rate Law, enacted in 1987, to encourage development of energy production facilities for the disposal of solid waste by providing an operating subsidy to qualifying projects. In March 1996, the Governor of Illinois signed into law legislation which purports to repeal the subsidy provided to most of such energy production facilities, including the two waste tire-to-energy projects in which HI Energy has invested. A lawsuit has been filed on behalf of the Ford Heights and Fulton projects challenging, among other things, the constitutionality of the repeal and its retroactive application to the two waste tire-to-energy projects. On March 26, 1996, the Ford Heights project filed a voluntary petition seeking protection under the federal bankruptcy laws. The ability of the two waste tire-to-energy projects to meet their debt obligations is dependent upon the projects continuing to receive the operating subsidy under the Retail Rate Law. The terms of the public bonds issued by the Ford Heights and Fulton projects are non-recourse to the Company and HI Energy.

         In response to the actions taken by the state of Illinois, the Company has established a valuation allowance of $28 million ($18 million after-tax), which amount reflects the combined amounts lent on a subordinated basis to the Ford Heights and Fulton projects. In addition to amounts funded through March 26, 1996, HI Energy also is party to two separate Note Purchase Agreements committing it, under certain circumstances, to acquire up to (i) $3 million in aggregate principal amount of additional subordinated notes from the Ford Heights project and (ii) $17 million in aggregate principal amount of additional subordinated notes from the Fulton project. The Company has entered into a support agreement under which it has agreed to provide additional funds to HI Energy to enable it to honor its obligations under the two Note Purchase Agreements. The Company is unable to predict the ultimate effect of these developments on HI Energy's remaining funding commitments under these Note Purchase Agreements; however, in the Company's opinion it is unlikely that the majority of the additional unfunded subordinated debt provided for in the Fulton Note Purchase Agreement would be required to be funded unless construction activities with respect to the Fulton project are recommenced at some future date. If HI Energy becomes obligated to advance additional funds under the Note Purchase Agreements, the Company could be required to increase the amount of the valuation allowance, which would result in additional charges to earnings.

(5)      COMMON STOCK

  (A) STOCK DISTRIBUTION. The Company effected a two-for-one stock split in the form of a common stock distribution on December 9, 1995. All prior periods have been restated for consistency to reflect the stock distribution in terms of number of common shares outstanding and the per share amounts for earnings, dividends and market price. The nominal consideration established by the Board of Directors for the common stock distributed ($.01 per share) is reflected as a deduction from retained earnings in the Company's Statements of Consolidated Retained Earnings.

  (B) DIVIDENDS. The timing of the Company's Board of Directors' declaration of dividends changed resulting in five quarterly dividend declarations in 1993. All dividends declared in 1993 have been included in 1993 common stock dividends on the Company's Statements of Consolidated Retained Earnings. The Company paid four regular quarterly dividends in 1993 aggregating $1.50 per share, after restatement for the two-for-one stock split, on its common stock shares.

  (C) LONG-TERM INCENTIVE COMPENSATION PLANS. The Company has Long-Term Incentive Compensation Plans (LICP) providing for the issuance of stock incentives (including performance-based restricted shares and stock options) to key employees of the Company, including officers.
         As of December 31, 1995, 29 current and former employees participated in the plans. A maximum of five million shares of common stock may be issued under the LICP. Beginning one year after the grant date, the options become exercisable in one-third increments each year. The options expire ten years from the grant date.

         Performance-based restricted shares issued were 49,792; 100,524; and 146,564 for 1995, 1994 and 1993, respectively. Stock option activity for the years 1993 through 1995 is summarized below (as adjusted for the Company's two-for-one stock distribution):

                                                                                            Option Price at
                                                                         Number              Date of Grant
                                                                        of Shares             or Exercise
                                                                       ----------            --------------
  Non-statutory stock options:

  Outstanding at December 31, 1992  . . . . . . . . . . . .             131,742
      Options Granted   . . . . . . . . . . . . . . . . . .             131,552               $23.125
      Options Exercised . . . . . . . . . . . . . . . . . .              (1,324)              $21.75
      Options Withheld for Taxes  . . . . . . . . . . . . .                 (34)
      Options Canceled  . . . . . . . . . . . . . . . . . .             (10,038)

  Outstanding at December 31, 1993  . . . . . . . . . . . .             251,898
      Options Granted   . . . . . . . . . . . . . . . . . .             131,452               $23.25
      Options Exercised   . . . . . . . . . . . . . . . . .
      Options Withheld for Taxes  . . . . . . . . . . . . .
      Options Canceled  . . . . . . . . . . . . . . . . . .             (80,772)

  Outstanding at December 31, 1994  . . . . . . . . . . . .             302,578
      Options Granted   . . . . . . . . . . . . . . . . . .             133,324            $17.75; $21.25
      Options Exercised   . . . . . . . . . . . . . . . . .
      Options Withheld for Taxes  . . . . . . . . . . . . .
      Options Canceled  . . . . . . . . . . . . . . . . . .             (24,560)

  Outstanding at December 31, 1995  . . . . . . . . . . . .             411,342

  Exercisable at:
      December 31, 1995   . . . . . . . . . . . . . . . . .             181,924            $21.75-$23.25

      December 31, 1994   . . . . . . . . . . . . . . . . .             107,672            $21.75-$23.125


  (D) SHAREHOLDER RIGHTS PLAN. In July 1990, the Company adopted a shareholder rights plan and declared a dividend of one right for each outstanding share of the Company's common stock (including shares of common stock issued in the Company's 1995 two-for-one stock split). The rights, which under certain circumstances entitle their holders to purchase one two-hundredth of a share of Series A Preference Stock for an exercise price of $42.50, will expire on July 11, 2000. The rights will become exercisable only if a person or entity acquires 20 percent or more of the Company's outstanding common stock or if a person or entity commences a tender offer or exchange offer for 20 percent or more of the outstanding common stock. At any time after the occurrence of such events, the Company may exchange unexercised rights at an exchange ratio of one share of common stock, or equity securities of the Company of equivalent value, per right. The rights are redeemable by the Company for $.01 per right at any time prior to the date the rights become exercisable.

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

  (E) INVESTOR'S CHOICE PLAN. The Company has registered four million shares of its common stock under the Securities Act of 1933 for sale through the Company's Investor's Choice Plan, a dividend reinvestment and stock purchase plan. The plan is designed to provide investors with a way to buy common stock directly from the Company and/or to arrange for reinvestment of cash dividends in the Company's common stock.

(6)   PREFERRED STOCK OF HL&P

      At December 31, 1995, HL&P's cumulative preferred stock could be redeemed at the following per share prices, plus any unpaid accrued dividends to the date of redemption:

                                                                                Redemption
         Series                                                               Price Per Share
         ------                                                               ---------------
         Not Subject to Mandatory Redemption:
         $4.00  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $105.00
         $6.72  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        102.51
         $7.52  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        102.35
         $8.12  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        102.25
         Variable Term Preferred A (a)  . . . . . . . . . . . . . . . . . .        100.00
         Variable Term Preferred B (a)  . . . . . . . . . . . . . . . . . .        100.00
         Variable Term Preferred C (a)  . . . . . . . . . . . . . . . . . .        100.00
         Variable Term Preferred D (a)  . . . . . . . . . . . . . . . . . .        100.00

         Subject to Mandatory  Redemption:
         $9.375 (b) . . . . . . . . . . . . . . . . . . . . . . . . . . . .          ---

  (a) Rates for Variable Term Preferred Stock as of December 31, 1995 were as follows:

                     Series                              Rate
                     ------                             ------
              Variable Term Preferred A                 4.59%
              Variable Term Preferred B                 4.48%
              Variable Term Preferred C                 4.49%
              Variable Term Preferred D                 4.67%

  (b)    HL&P is required to redeem 257,000 shares annually.

  In 1995, HL&P redeemed 514,000 shares of its $9.375 cumulative preferred stock at $100 per share and the remaining 400,000 shares of its $8.50 cumulative preferred stock at $100 per share. In 1994, HL&P redeemed 200,000 shares of its $8.50 cumulative preferred stock at $100 per share. Annual mandatory redemptions of HL&P's preferred stock are $25.7 million in 1996, 1997 and 1998.

  (7)    LONG-TERM DEBT

  (a) COMPANY. Consolidated annual maturities of long-term debt and minimum capital lease payments for the Company are approximately $354 million in 1996, $226 million in 1997, $40 million in 1998, $171 million in 1999 and $150 million in 2000.

  (b) HL&P. Sinking or improvement fund requirements of HL&P's first mortgage bonds outstanding will be approximately $40 million for each of the years 1996 through 2000. Of such requirements, approximately $37 million for each of the years 1996 through 2000 may be satisfied by certification of property additions at 100 percent of the requirements, and the remainder through certification of such property additions at 166 2/3 percent of the requirements. Sinking or improvement fund requirements for 1995 and prior years have been satisfied by certification of property additions.

         HL&P has agreed to expend an amount each year for replacements and improvements in respect of its depreciable mortgaged utility property equal to $1,450,000 plus 2 1/2 percent of net additions to such mortgaged property made after March 31, 1948 and before July 1 of the preceding year. Such requirement may be met with cash, first mortgage bonds, gross property additions or expenditures for repairs or replacements, or by taking credit for property additions at 100 percent of the requirements. With respect to first mortgage bonds of a series subject to special redemption, HL&P has the option to use deposited cash to redeem first mortgage bonds of such series at the applicable special redemption price. The replacement fund requirement to be satisfied in 1996 is approximately $296 million.

         The amount of HL&P's first mortgage bonds is unlimited as to issuance, but limited by property, earnings and other provisions of the Mortgage and Deed of Trust dated as of November 1, 1944, between HL&P and South Texas Commercial National Bank of Houston (Texas Commerce Bank National Association, as Successor Trustee) and the supplemental indentures thereto. Substantially all properties of HL&P are subject to liens securing HL&P's long-term debt under the mortgage.

         In 1995, HL&P repurchased from a third party $37.7 million aggregate principal amount of its 8 3/4% first mortgage bonds due 2022. The total purchase price for those bonds was $42.2 million. In July 1995, HL&P caused to be issued $150.9 million aggregate principal amount of revenue refunding bonds collaterized by a like amount of HL&P first mortgage bonds. The new bonds bear interest at 5.8% variable at HL&P's option after a five-year, no-call period, and mature in 2015. Proceeds from this issue were used to redeem $150.9 million of pollution control revenue bonds (bearing a weighted average interest rate of 9.9%) at 102% of the aggregate principal amount. HL&P's annual maturities of long-term debt and minimum capital lease payments are approximately $154 million in 1996, $226 million in 1997, $40 million in 1998, $171 million in 1999 and $150 million in 2000.

(8)      SHORT-TERM FINANCING

         The interim financing requirements of the Company and its subsidiaries are met through short-term bank loans, the issuance of commercial paper and short-term advances from the Company. The Company and its subsidiaries had bank credit facilities aggregating $1.5 billion at December 31, 1995 and $1 billion at December 31, 1994, under which borrowings are classified as short-term indebtedness. In the first quarter of 1996, the Company reduced its borrowing capacity under these facilities to $1.15 billion. These bank facilities limit total short-term borrowings and provide for interest at rates generally less than the prime rate. The Company's weighted average short-term borrowing rates for commercial paper for the year ended December 31, 1995 and 1994 were 6.33% and 4.35%, respectively. Outstanding commercial paper was $6 million at

December 31, 1995 and $423 million at December 31, 1994. Facility fees are required on the credit facilities.

(9)      RETIREMENT PLANS

  (a) PENSION. The Company has a noncontributory retirement plan covering substantially all employees. The plan provides retirement benefits based on years of service and compensation. The Company's funding policy is to contribute amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. The assets of the plan consist principally of common stocks and high quality, interest-bearing obligations.

         Net pension cost for the Company attributable to continuing operations includes the following components:

                                                                                    Year Ended December 31,
                                                                             ----------------------------------------
                                                                               1995            1994           1993
                                                                            ----------      ----------     ----------
                                                                                         (Thousands of Dollars)
         Service cost - benefits earned during the period  . . . . . .       $ 22,852        $ 21,977        $ 25,282
         Interest cost on projected benefit obligation   . . . . . . .         49,317          46,091          51,062
         Actual (return) loss on plan assets   . . . . . . . . . . . .        (96,004)          5,357         (39,237)
         Net amortization and deferrals  . . . . . . . . . . . . . . .         50,889         (51,491)           (558)
                                                                             --------        --------      ----------
                Net pension cost . . . . . . . . . . . . . . . . . . .         27,054          21,934          36,549
         SFAS No. 88 - curtailment expense   . . . . . . . . . . . . .          5,645
                                                                             --------        --------        --------
                Total pension cost . . . . . . . . . . . . . . . . . .       $ 32,699        $ 21,934        $ 36,549
                                                                             ========        ========        ========

         The funded status of the Company's retirement plans attributable to continuing operations was as follows:

                                                                                            December 31,
                                                                                   --------------------------------
                                                                                       1995                1994
                                                                                   ------------        ------------
                                                                                         (Thousands of Dollars)
         Actuarial present value of:
             Vested benefit obligation . . . . . . . . . . . . . . . . . . . .         $ 504,655           $ 439,668
                                                                                       =========           =========

             Accumulated benefit obligation  . . . . . . . . . . . . . . . . .         $ 541,278           $ 471,987
                                                                                       =========           =========

         Plan assets at fair value   . . . . . . . . . . . . . . . . . . . . .         $ 595,192           $ 496,365
         Projected benefit obligation  . . . . . . . . . . . . . . . . . . . .           704,871             632,546
                                                                                      ----------         -----------
         Assets less than projected benefit obligation   . . . . . . . . . . .          (109,679)           (136,181)
         Unrecognized transitional asset . . . . . . . . . . . . . . . . . . .           (13,421)            (15,340)
         Unrecognized prior service cost   . . . . . . . . . . . . . . . . . .            46,627              21,456
         Unrecognized net loss   . . . . . . . . . . . . . . . . . . . . . . .            22,522              71,191
                                                                                      ----------         -----------
         Accrued pension cost  . . . . . . . . . . . . . . . . . . . . . . . .        $  (53,951)        $   (58,874)
                                                                                      ==========         ===========

         Net pension cost and funding attributable to discontinued operations was not material.

         The projected benefit obligation was determined using an assumed discount rate of 7.5 percent in 1995 and 8 percent in 1994. A long-term rate of compensation increase ranging from 4 percent to 6 percent was assumed for 1995 and ranging from 4.5 percent to 6.5 percent was assumed for 1994. The assumed long-term rate of return on plan assets was 9.5 percent in 1995 and 1994. The transitional asset at January 1, 1986, is being recognized over approximately 17 years, and the prior service cost is being recognized over approximately 15 years.

         In 1995, the Company offered eligible employees (excluding officers) of the Company, HL&P and HI Energy, who were 55 years of age or older and had at least 10 years of service as of July 31, 1995 an incentive program to retire early. For employees electing early retirement, the program would add five years of service credit and five years in age up to 35 years of service and age 65, respectively, in determining an employee's pension. Each participating employee (under age 62) would also receive a supplemental benefit to age 62. During July 1995, the early retirement incentive was accepted by approximately 300 employees.

         Pension benefits and supplemental benefits (if applicable) are being paid out from the Houston Industries Incorporated Retirement Trust. Based on the projected costs associated with the program, HL&P increased its retirement plan and supplemental benefits by approximately $28 million and $5 million, respectively. Pursuant to SFAS No. 71, HL&P deferred the costs associated with the increases in these benefit obligations and is amortizing the costs through the period ending December 31, 1997. In 1995, the Company and HL&P amortized $5.6 million of those costs as a curtailment under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," with regards to the Company's and HL&P's early retirement program.

  (b) SAVINGS PLAN. The Company has an employee savings plan that qualifies as cash or deferred arrangements under Section 401(k) of the Internal Revenue Code of 1986, as amended (IRC). Under the plan, participating employees may contribute a portion of their compensation, pre-tax or after-tax, up to a maximum of 16 percent of compensation limited by an annual deferral limit ($9,240 for calendar year 1995) prescribed by IRC Section 402(g) and the IRC Section 415 annual additions limits. The Company matches 70 percent of the first 6 percent of each employee's compensation contributed, subject to a vesting schedule which entitles the employee to a percentage of the matching contributions depending on years of service. Substantially all of the Company's match is invested in the Company's common stock.

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

         The Company adopted SOP 93-6, effective January 1, 1994, which requires that the Company recognize benefit expense for the ESOP equal to fair value of the ESOP shares committed to be released. In accordance with SOP 93-6, the Company credits to unearned ESOP shares the original purchase price of ESOP shares committed to be released to plan participants with the difference between the fair value of the shares and the original purchase price recorded to common stock. Dividends on allocated ESOP shares are recorded as a reduction to retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest on the ESOP loan. SOP 93-6 is effective only with respect to financial statements for periods after January 1, 1994.

         The Company's savings plan benefit expense attributable to continuing operations was $18.9 million, $17.0 million and $17.3 million in 1995, 1994 and 1993, respectively. HL&P's portion of the savings plan benefit expense was $18.3 million, $16.5 million and $15.9 million in 1995, 1994 and 1993, respectively. Savings plan benefit expense attributable to discontinued operations was not material.

         The ESOP shares (after restatement for the two-for-one stock dividend distribution) were as follows:

                                                                                          December 31,
                                                                            ---------------------------------------
                                                                                1995                     1994
                                                                            -------------             ------------

         Allocated shares  . . . . . . . . . . . . . . . . . . .                 4,093,834                3,151,086
         Unallocated shares  . . . . . . . . . . . . . . . . . .                14,355,758               15,540,626
                                                                             -------------            -------------
             Total ESOP shares   . . . . . . . . . . . . . . . .                18,449,592               18,691,712
                                                                             =============            =============
         Fair value of unallocated ESOP shares   . . . . . . . .              $348,127,132             $276,817,401

  (c) POSTRETIREMENT BENEFITS. Effective January 1, 1993, the Company and HL&P adopted SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," which requires that companies recognize the liability for postretirement benefit plans other than pensions (primarily health care). In accordance with SFAS No. 106, the Company and HL&P are amortizing over a 22 year period approximately $213 million ($211 million for HL&P) to cover the "transition cost" of adopting SFAS No. 106 (i.e., the Company and HL&P's liability for post-retirement benefits payable with respect to employee service years accrued prior to the adoption of SFAS No. 106).

         As provided in the Rate Case Settlement, HL&P is required to fund during each year in an irrevocable external trust approximately $22 million of postretirement benefit costs which are included in rates. In December 1995, HL&P commenced funding by contributing a total of $15.1 million to three Voluntary Employees' Beneficiary Association
         (VEBA) trusts and one 401(h) account of the retirement plan. This contribution represented the amount of postretirement benefits included in HL&P's rates (which included HL&P's interest in the South Texas Project costs) less the estimated pay-as-you-go amounts for 1995 plus interest as if the contributions had been made on a monthly basis during the year. HL&P intends to fund, on a monthly basis beginning in 1996, the amount included in its rates. The Company, excluding HL&P, will continue funding its postretirement benefits on a pay-as-you-go basis.


         The net postretirement benefit cost for the Company includes the following components:


                                                                                        Year Ended December 31,
                                                                                 -----------------------------------
                                                                                    1995           1994          1993
                                                                                 ----------     ----------    ----------
                                                                                        (Thousands of Dollars)

         Service cost - benefits earned during the period  . . . . . . .          $   9,093      $   9,131      $   9,453
         Interest cost on accumulated benefit obligation   . . . . . . .             11,143         10,265         18,354
         Actual return on plan assets  . . . . . . . . . . . . . . . . .                 --             --             --
         Net amortization and deferrals  . . . . . . . . . . . . . . . .              6,061          7,868          9,773
                                                                                  ---------      ---------      ---------
         Net postretirement benefit cost   . . . . . . . . . . . . . . .          $  26,297      $  27,264      $  37,580
                                                                                  =========      =========      =========

         The funded status of the Company's postretirement benefit costs was as follows:

                                                                                         December 31,
                                                                               -------------------------------
                                                                                   1995               1994
                                                                               -------------      ------------
                                                                                    (Thousands of Dollars)

  Accumulated benefit obligation:
       Retirees . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (127,653)       $  (98,828)
       Fully eligible active plan participants  . . . . . . . . . . . . .           (13,307)          (22,251)
       Other active plan participants . . . . . . . . . . . . . . . . . .           (27,492)          (23,378)
                                                                                 ----------        ----------
             Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (168,452)         (144,457)
  Plan assets at fair market value  . . . . . . . . . . . . . . . . . . .            18,310
                                                                                 ----------        ----------
  Assets less than accumulated benefit obligation   . . . . . . . . . . .          (150,142)         (144,457)
  Unrecognized transitional obligation  . . . . . . . . . . . . . . . . .           183,727           193,500
  Unrecognized net gain   . . . . . . . . . . . . . . . . . . . . . . . .           (73,613)          (91,477)
                                                                                 ----------        ----------
  Accrued postretirement benefit cost   . . . . . . . . . . . . . . . . .        $  (40,028)       $  (42,434)
                                                                                 ==========        ==========

         The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation in 1995 are as follows:

                 Medical - under 65                        8.1%
                 Medical - 65 and over                     9.0%
                 Dental                                    8.0%

  The assumed health care rates gradually decline to 5.4 percent for both medical categories and 3.7 percent for dental by the year 2001. The accumulated postretirement benefit obligation was determined using an assumed discount rate of 7.5 percent for 1995 and 8 percent for 1994.

  If the health care cost trend rate assumptions were increased by 1 percent, the accumulated postretirement benefit obligation as of December 31, 1995 would be increased by approximately 7 percent. The annual effect of the 1 percent increase on the total of the service and interest costs would be an increase of approximately 11 percent.

(d) POSTEMPLOYMENT BENEFITS. Effective January 1, 1994, the Company and HL&P adopted SFAS No. 112, "Employer's Accounting for Postemployment Benefits," which requires the recognition of a liability for benefits, not previously accounted for on the accrual basis, provided to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). As required by SFAS No. 112, the Company and HL&P expensed the transition obligation (liability from prior years) upon adoption and recorded a one-time, after-tax charge to income of $8.2 million in the first quarter of 1994. Ongoing charges to income were not material.

(10)     INCOME TAXES

         The Company and HL&P record income taxes under SFAS No. 109, "Accounting for Income Taxes," which, among other things, (i) requires the liability method be used in computing deferred taxes on all temporary differences between book and tax bases of assets other than nondeductible goodwill; (ii) requires that deferred tax liabilities and assets be adjusted for an enacted change in tax laws or rates; and
         (iii) prohibits net-of-tax accounting and reporting. SFAS No. 109 requires that regulated enterprises recognize such adjustments as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates.

In 1993, the corporate tax rate applicable to the Company and HL&P increased from 34% to 35%. The effects of the new law, which decreased the Company's net income by $14.3 million (approximately half of which was attributed to discontinued operations), were recognized as a component of income tax expense in 1993. The effect on the Company's deferred taxes, primarily attributable to discontinued operations, as a result of the change in the new law, was an increase of $10.9 million in 1993.

The Company's current and deferred components of income tax expense from continuing operations are as follows:

                                                                           Year Ended December 31,
                                                                  -------------------------------------------
                                                                     1995            1994            1993
                                                                  -----------     -----------    ------------
                                                                               (Thousands of Dollars)
  Current   . . . . . . . . . . . . . . . . . . . . . . . . .      $ 119,435       $ 144,604       $ 109,078
  Deferred  . . . . . . . . . . . . . . . . . . . . . . . . .         80,120          85,820         119,785
                                                                   ---------       ---------       ---------
  Income taxes for continuing operations before
      cumulative effect of change in accounting   . . . . . .      $ 199,555       $ 230,424       $ 228,863
                                                                   =========       =========       =========

  The Company's effective income tax rates are lower than statutory corporate rates for each year as follows:

                                                                             Year Ended December 31,
                                                                 ----------------------------------------------
                                                                    1995              1994            1993
                                                                 -----------      ------------    -------------
                                                                           (Thousands of Dollars)
  Income from continuing operations before
      income taxes and cumulative effect of
      change in accounting  . . . . . . . . . . . . . . . .        $ 596,955        $ 654,409        $ 669,394
  Preferred dividends of subsidiary   . . . . . . . . . . .           29,955           33,583           34,473
                                                                   ---------        ---------        ---------
        Total   . . . . . . . . . . . . . . . . . . . . . .          626,910          687,992          703,867
  Statutory rate  . . . . . . . . . . . . . . . . . . . . .              35%              35%              35%
                                                                   ---------        ---------        ---------
  Income taxes at statutory rate  . . . . . . . . . . . . .          219,419          240,797          246,353
                                                                   ---------        ---------        ---------
  Net reduction in taxes resulting from:
     AFUDC - other included in income   . . . . . . . . . .            2,716            1,440            1,229
     Amortization of investment tax credit  . . . . . . . .           19,427           19,416           19,797
     Excess deferred taxes  . . . . . . . . . . . . . . . .            4,384            3,537            9,625
     Difference between book and tax
        depreciation for which deferred
        taxes have not been normalized  . . . . . . . . . .          (15,211)         (15,455)         (12,976)
     Equity dividend exclusion  . . . . . . . . . . . . . .            4,932
     Other - net  . . . . . . . . . . . . . . . . . . . . .            3,616            1,435             (185)
                                                                   ---------        ---------        ---------
        Total   . . . . . . . . . . . . . . . . . . . . . .           19,864           10,373           17,490
                                                                   ---------        ---------        ---------
  Income taxes before cumulative effect of
      change in accounting  . . . . . . . . . . . . . . . .        $ 199,555        $ 230,424        $ 228,863
                                                                   =========        =========        =========

  Effective rate  . . . . . . . . . . . . . . . . . . . . .            31.8%            33.5%            32.5%

         Following are the Company's tax effects of temporary differences attributable to continuing operations resulting in deferred tax assets and liabilities:

                                                                                              December 31,
                                                                                  ---------------------------------
                                                                                       1995                1994
                                                                                  --------------      -------------
                                                                                         (Thousands of Dollars)
  Deferred Tax Assets:
      Alternative minimum tax   . . . . . . . . . . . . . . . . . . . . . . .       $   46,516         $   66,707
      IRS audit assessment  . . . . . . . . . . . . . . . . . . . . . . . . .           74,966             74,966
      Disallowed plant cost - net   . . . . . . . . . . . . . . . . . . . . .           22,687             23,496
      Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           96,628             83,740
                                                                                    ----------         ----------
           Total deferred tax assets - net  . . . . . . . . . . . . . . . . .          240,797            248,909
                                                                                    ----------         ----------
  Deferred Tax Liabilities:
      Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,391,573          1,336,035
      Deferred plant costs - net  . . . . . . . . . . . . . . . . . . . . . .          200,028            207,746
      Regulatory assets - net   . . . . . . . . . . . . . . . . . . . . . . .          228,587            235,463
      Capitalized taxes, employee benefits and removal costs  . . . . . . . .          110,065            111,660
      Gain on sale of cable television subsidiary   . . . . . . . . . . . . .          227,515
      Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          150,275            121,235
                                                                                    ----------         ----------
           Total deferred tax liabilities . . . . . . . . . . . . . . . . . .        2,308,043          2,012,139
                                                                                    ----------         ----------

                 Accumulated deferred income taxes - net  . . . . . . . . . .       $2,067,246         $1,763,230
                                                                                    ==========         ==========

  See Note 13 for income taxes related to discontinued operations.

(11)     COMMITMENTS AND CONTINGENCIES

  (a) HL&P COMMITMENTS. HL&P has various commitments for capital expenditures, fuel, purchased power, cooling water and operating leases. Commitments in connection with HL&P's capital program are generally revocable by HL&P subject to reimbursement to manufacturers for expenditures incurred or other cancellation penalties. HL&P's other commitments have various quantity requirements and durations. However, if these requirements could not be met, various alternatives are available to mitigate the cost associated with the contracts' commitments.

  (b)    FUEL AND PURCHASED POWER.   HL&P is a party to several long-term coal,
         lignite and natural gas contracts which have various quantity requirements and durations. Minimum payment obligations for coal and transportation agreements are approximately $175 million in 1996, $178 million in 1997 and $184 million in 1998. Additionally, minimum payment obligations for lignite mining and lease agreements are approximately $5 million for 1996, $8 million for 1997 and $9 million for 1998. Collectively, the fixed price gas supply contracts, which expire in 1997, could amount to 11 percent of HL&P's annual natural gas requirements for 1996 and 7 percent for 1997. Minimum payment obligations for both natural gas purchase and storage contracts are approximately $57 million in 1996, $38 million in 1997 and $9 million in 1998.

         HL&P also has commitments to purchase firm capacity from cogenerators of approximately $22 million in each of the years 1996 through 1998. Utility Commission rules currently allow recovery of these costs through HL&P's base rates for electric service and additionally authorize HL&P to charge or credit customers through a purchased power cost recovery factor for any variation in actual purchased power costs from the cost utilized to determine its base rates. In the event that the Utility Commission, at some future date, does not allow recovery through rates of any amount of purchased power payments, the two principal firm capacity contracts contain provisions allowing HL&P to suspend or reduce payments and seek repayment for amounts disallowed.

  (c) OTHER. HL&P's service area is heavily dependent on oil, gas, refined products, petrochemicals and related businesses. Significant adverse events affecting these industries would negatively affect the revenues of the Company and HL&P. For information regarding contingencies relating to the South Texas Project, see Note 2 above. The Company and HL&P are involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts.

(12)     ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount and estimated fair value of the Company's financial instruments are as follows:

                                                                               December 31,
                                                        ----------------------------------------------------------
                                                                    1995                          1994
                                                        ----------------------------      -------------------------
                                                          Carrying         Fair           Carrying        Fair
                                                            Amount         Value            Amount        Value
                                                        ------------   -------------     -----------  -------------
                                                                        (Thousands of Dollars)
  Financial assets:
      Cash and short-term investments . . . . . . .     $     11,779    $     11,779    $     10,443   $     10,443
      Investment in Time Warner securities  . . . .        1,027,875       1,027,875

  Financial liabilities:
      Short-term notes payable  . . . . . . . . . .            6,300           6,300         423,291        423,291
      Cumulative preferred stock of
        subsidiary (subject to mandatory
        redemption) . . . . . . . . . . . . . . . .           76,755          79,250         167,610        173,355
      Debentures  . . . . . . . . . . . . . . . . .          348,914         396,903         548,729        549,532
      Long-term debt of subsidiaries:
         Electric:
            First mortgage bonds  . . . . . . . . .        2,979,293       3,247,139       3,020,400      2,980,028
            Pollution control revenue bonds   . . .            4,426           5,000         155,247        163,736
            Other notes payable                                  981             981           1,129          1,129
         Discontinued operations:
            Senior bank debt  . . . . . . . . . . .                                          364,000        364,000
            Senior and senior subordinated
               notes  . . . . . . . . . . . . . . .                                          140,580        154,654

  The fair values of cash and short-term investments, investment in equity securities, short-term and other notes payable and bank debt are estimated to be equivalent to the carrying amounts.

  The fair values of the Company's debentures, HL&P's cumulative preferred stock subject to mandatory redemption, HL&P's first mortgage bonds, pollution control revenue bonds issued on behalf of HL&P and senior subordinated notes are estimated using rates currently available for securities with similar terms and remaining maturities.

(13)  CABLE TELEVISION--DISCONTINUED OPERATIONS

  In July 1995, the Company completed the sale of KBLCOM, its cable television subsidiary, to Time Warner. The Company's 1995 earnings include a one-time, after-tax gain on the sale of $708 million. Effective January 1, 1995, the operations of KBLCOM were accounted for as discontinued and prior periods were restated for consistency in reflecting KBLCOM as a discontinued operation.

As consideration for the sale of KBLCOM, the Company received 1 million shares of Time Warner common stock and 11 million shares of non-publicly traded convertible preferred stock. Time Warner also purchased from the Company for cash approximately $619 million (after post closing adjustments) of KBLCOM's intercompany indebtedness and assumed approximately $650 million of KBLCOM's external debt and other liabilities. The convertible preferred stock has an aggregate liquidation preference (redeemable after July 6, 2000) of $100 per share (plus accrued and unpaid dividends), is entitled to cumulative annual dividends of $3.75 per share until July 6, 1999, is currently convertible by the Company and after four years is exchangeable by Time Warner into approximately 22.9 million shares of Time Warner common stock. Each share of preferred stock is entitled to two votes (voting together with the holders of the Time Warner common stock as a single class). Under the terms of the sale, the Company may make up to four demands for registration of its shares of Time Warner common stock. Subject to certain exceptions, the terms of the sale prohibit the Company from acquiring additional shares of Time Warner securities or selling shares of Time Warner securities to any holder of more than 5 percent of certain classes of Time Warner voting securities.

Dividends on the Time Warner securities are recognized as income at the time they are earned. In 1995, the Company recorded pre-tax dividend income of $20.1 million.

Operating results from discontinued operations for years ended December 31, 1995, 1994 and 1993 were as follows:

                                                                                 Year Ended December 31,
                                                                    ----------------------------------------------
                                                                        1995            1994              1993
                                                                    ------------    ------------      ------------
                                                                              (Thousands of Dollars)
  Revenues    . . . . . . . . . . . . . . . . . . . . . . . . .       $ 143,925         $255,772         $244,067
  Operating expenses (a)  . . . . . . . . . . . . . . . . . . .          86,938          156,084          148,325
                                                                      ---------         --------         --------
  Gross operating margin (a)  . . . . . . . . . . . . . . . . .          56,987           99,688           95,742
  Depreciation, amortization, interest and other  . . . . . . .          81,409          128,023          117,982
  Income taxes (benefit)  . . . . . . . . . . . . . . . . . . .          (4,997)         (11,811)           2,255
  Deferred loss (b)   . . . . . . . . . . . . . . . . . . . . .          19,425
                                                                      ---------         --------         --------
  Loss from discontinued operations (c)   . . . . . . . . . . .       $       0         $(16,524)        $(24,495)
                                                                      =========         ========         ========

  (a)    Exclusive of depreciation and amortization.

  (b) The net loss for discontinued operations of KBLCOM through the date of sale (July 6, 1995) was deferred by the Company. Upon closing of the sale, the deferred loss was included as an adjustment to the gain on sale of cable television subsidiary on the Company's Statements of Consolidated Income.

  (c) Loss from discontinued operations of KBLCOM excludes the effects of corporate overhead charges and includes interest expense relating to the amount of intercompany debt that Time Warner purchased from the Company.

         Net assets of discontinued operations were as follows:

                                                                    December 31, 1994
                                                                    -----------------
                                                                  (Thousands of Dollars)
         Assets:
            Cable television property, net of
               accumulated depreciation of $161,402   . . . . .       $  276,624
            Equity in cable television partnerships . . . . . .          160,363
            Intangible assets . . . . . . . . . . . . . . . . .        1,029,440
            Other assets  . . . . . . . . . . . . . . . . . . .           43,625
                                                                      ----------
               Total assets . . . . . . . . . . . . . . . . . .        1,510,052

         Less:
            Cable television debt . . . . . . . . . . . . . . .         (504,580)
            Accumulated deferred income taxes . . . . . . . . .         (316,241)
            Other liabilities . . . . . . . . . . . . . . . . .          (70,249)
                                                                      ----------
               Net assets . . . . . . . . . . . . . . . . . . .       $  618,982
                                                                      ==========

(14)     RAILROAD SETTLEMENT PAYMENTS

  In July 1994, HL&P contributed to a wholly owned subsidiary the right of HL&P to receive certain receivables relating to a litigation settlement. This subsidiary transferred the receivables to a trust, which in turn sold certificates evidencing a senior interest in the trust to a commercial bank for $66.1 million. The subsidiary retained a subordinate interest in the trust. HL&P recorded the transaction as a $66.1 million reduction to reconcilable fuel expense in July 1994. The reduction to reconcilable fuel expense had no effect on earnings.

(15)     UNAUDITED QUARTERLY INFORMATION

  The following unaudited quarterly financial information includes, in the opinion of management, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation. Quarterly results are not necessarily indicative of a full year's operations because of seasonality and other factors, including rate increases and variations in operating expense patterns.

                                                                                  Year Ended December 31, 1994
                                                                    ----------------------------------------------------------
                                                                       First           Second           Third          Fourth
                                                                       Quarter        Quarter          Quarter        Quarter
                                                                    ----------------------------------------------------------
                                                                          (Thousands of Dollars, except per share amounts)
               Revenues     . . . . . . . . . . . . . . . . . . . .   $ 824,133      $1,006,617      $1,152,667      $ 770,719
               Operating income   . . . . . . . . . . . . . . . . .     145,497         292,886         451,839         78,393
               Income from continuing operations (b)  . . . . . . .      41,599         134,308         242,239          5,839
               Income (loss) from discontinued
                   operations . . . . . . . . . . . . . . . . . . .      (7,501)         (7,583)         (6,271)         4,831
               Net income   . . . . . . . . . . . . . . . . . . . .      25,898         126,725         235,968         10,670
               Earnings per common share (a):
                   Income from continuing operations (b)  . . . . .    $    .17      $      .55      $      .98      $     .02
                   Net income . . . . . . . . . . . . . . . . . . .         .11             .52             .96            .04


                                                                      Year Ended December 31, 1995
                                                       ---------------------------------------------------------
                                                        First          Second            Third         Fourth
                                                        Quarter        Quarter          Quarter        Quarter
                                                       ---------------------------------------------------------
                                                           (Thousands of Dollars, except per share amounts)
Revenues     . . . . . . . . . . . . . . . . . . . .   $755,238        $989,843       $1,184,938       $800,154
Operating income   . . . . . . . . . . . . . . . . .    115,151         283,789          421,903         84,090
Income from continuing operations  . . . . . . . . .     23,849         133,260          235,861          4,430
Gain (loss) on sale of cable television
    subsidiary . . . . . . . . . . . . . . . . . . .     90,607                          618,088           (571)
Net income   . . . . . . . . . . . . . . . . . . . .    114,456         133,260          853,949          3,859
Earnings per common share (a):
    Income from continuing operations  . . . . . . .   $    .10        $    .54       $      .95       $   .02
    Net income . . . . . . . . . . . . . . . . . . .        .46             .54             3.44           .02

     (a) Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share. See Note 5(a).

     (b) Information for the first quarter of 1994 is before the cumulative effect of a change in accounting for postemployment benefits of $8.2 million which reduced earnings by $.03 per share.

                        HOUSTON LIGHTING & POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995


Except as modified below, the Notes to the Company's Consolidated Financial Statements are incorporated herein by reference insofar as they relate to HL&P:
(1) Summary of Significant Accounting Policies, (2) Jointly-Owned Nuclear Plant, (3) Rate Matters, (6) Preferred Stock of HL&P, (7) Long-Term Debt, (9) Retirement Plans, (10) Income Taxes, (11) Commitments and Contingencies, (12) Estimated Fair Value of Financial Instruments and (14) Railroad Settlement Payments.

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (g) EARNINGS PER COMMON SHARE. All issued and outstanding Class A voting common stock of HL&P is held by the Company and all issued and outstanding Class B non-voting common stock of HL&P is held by Houston Industries (Delaware) Incorporated, a wholly owned subsidiary of the Company. Accordingly, earnings per share are not computed.

  (h) STATEMENTS OF CASH FLOWS. At December 31, 1995, HL&P had affiliate investments (considered to be cash equivalents) of $75.5 million. At December 31, 1994, HL&P had affiliate investments of $227.6 million. At December 31, 1993, HL&P did not have any investments with affiliated companies.

(8)      SHORT-TERM FINANCING

         In 1994 and 1995, the interim financing requirements of HL&P were primarily met through the issuance of commercial paper. HL&P had bank credit facilities of $400 million at December 31, 1995 and 1994, which limited total short-term borrowings and provided for interest at rates generally less than the prime rate. HL&P's weighted average short-term borrowing rates for commercial paper for the years ended December 31, 1995 and 1994 were 6.21% and 3.71%, respectively. HL&P had no commercial paper outstanding at December 31, 1995 and 1994. Facility fees are required on HL&P's bank credit facility.

(9)      RETIREMENT PLANS

  (a)    PENSION.  Net pension cost for HL&P includes the following components:

                                                                             Year Ended December 31,
                                                                    ---------------------------------------
                                                                       1995            1994          1993
                                                                    -----------    -----------   -----------
                                                                               (Thousands of Dollars)
  Service cost - benefits earned during the period  . . . . . .       $ 22,264       $  21,335     $  24,640
  Interest cost on projected benefit obligation   . . . . . . .         48,144          45,064        49,950
  Actual (return) loss on plan assets   . . . . . . . . . . . .        (93,023)          4,737       (38,668)
  Net amortization and deferrals  . . . . . . . . . . . . . . .         48,696         (50,012)         (683)
                                                                      --------       ---------     ---------
         Net pension cost . . . . . . . . . . . . . . . . . . .         26,081          21,124        35,239
  SFAS No. 88 - curtailment expense   . . . . . . . . . . . . .          5,645
                                                                      --------       ---------     ---------
         Total pension cost . . . . . . . . . . . . . . . . . .       $ 31,726       $  21,124      $ 35,239
                                                                      ========       =========      ========

  The funded status of HL&P's retirement plan was as follows:

                                                                                   December 31,
                                                                          ----------------------------------
                                                                              1995                  1994
                                                                          ------------          ------------
                                                                                 (Thousands of Dollars)
  Actuarial present value of:
       Vested benefit obligation  . . . . . . . . . . . . . . .             $ 493,006             $ 429,279
                                                                            =========             =========

       Accumulated benefit obligation . . . . . . . . . . . . .             $ 528,467             $ 460,760
                                                                            =========             =========

  Plan assets at fair value   . . . . . . . . . . . . . . . . .             $ 581,194             $ 486,100
  Projected benefit obligation  . . . . . . . . . . . . . . . .               687,420               617,690
                                                                            ---------             ---------
  Assets less than projected benefit obligation   . . . . . . .              (106,226)             (131,590)
  Unrecognized transitional asset . . . . . . . . . . . . . . .               (13,252)              (15,157)
  Unrecognized prior service cost   . . . . . . . . . . . . . .                46,462                21,275
  Unrecognized net loss   . . . . . . . . . . . . . . . . . . .                19,343                67,093
                                                                            ---------             ---------
  Accrued pension cost  . . . . . . . . . . . . . . . . . . . .             $ (53,673)            $ (58,379)
                                                                            =========             =========

  (c) POSTRETIREMENT BENEFITS. The net postretirement benefit cost for HL&P includes the following components:

                                                                             Year Ended December 31,
                                                                     ---------------------------------------
                                                                        1995          1994          1993
                                                                     ----------    ----------    -----------
                                                                               (Thousands of Dollars)
  Service cost - benefits earned during the period  . . . . . .       $  8,779     $   8,904      $   9,297
  Interest cost on projected benefit obligation   . . . . . . .         10,794         9,946         18,134
  Actual return on plan assets  . . . . . . . . . . . . . . . .           ----          ----           ----
  Net amortization and deferrals  . . . . . . . . . . . . . . .          5,893         7,757          9,658
                                                                      --------     ---------      ---------
  Net postretirement benefit cost   . . . . . . . . . . . . . .       $ 25,466     $  26,607      $  37,089
                                                                      ========     =========      =========

  The funded status of HL&P's postretirement benefit costs was as follows:

                                                                                          December 31,
                                                                               -------------------------------
                                                                                    1995              1994
                                                                               --------------    -------------
                                                                                       (Thousands of Dollars)
  Accumulated benefit obligation:
       Retirees . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ (125,925)       $ (97,200)
       Fully eligible active plan participants  . . . . . . . . . . . . .            (10,532)         (20,126)
       Other active plan participants . . . . . . . . . . . . . . . . . .            (26,515)         (22,706)
                                                                                  ----------       ----------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (162,972)        (140,032)
  Plan assets at fair market value  . . . . . . . . . . . . . . . . . . .             18,310             ----
                                                                                  ----------       ----------
  Assets less than accumulated benefit obligation   . . . . . . . . . . .           (144,662)        (140,032)
  Unrecognized transitional obligation  . . . . . . . . . . . . . . . . .            181,567          191,225
  Unrecognized net gain   . . . . . . . . . . . . . . . . . . . . . . . .            (75,451)         (92,786)
                                                                                  ----------        ---------
Accrued postretirement benefit cost . . . . . . . . . . . . . . . . . . .         $  (38,546)       $ (41,593)
                                                                                  ==========        =========

(10)  INCOME TAXES

  During 1993, federal tax legislation was enacted that changed the income tax consequences for HL&P. A net regulatory asset and the related deferred income tax liability of $71.3 million were recorded by HL&P in 1993. The effects of the new law, which decreased HL&P's net income by

  $8.0 million, were recognized as a component of income tax expense in 1993. The effect on HL&P's deferred taxes as a result of the change in the new law was $4.5 million in 1993.

  HL&P's current and deferred components of income tax expense are as follows:

                                                                                  Year Ended December 31,
                                                                        -------------------------------------------
                                                                            1995           1994            1993
                                                                        ------------   ------------    ------------
                                                                                 (Thousands of Dollars)
  Current   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 188,104      $ 184,669       $ 115,745
  Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           57,703         70,324         123,719
                                                                           ---------      ---------       ---------
  Federal income tax expense  . . . . . . . . . . . . . . . . . . .          245,807        254,993         239,464
  Federal income taxes charged to other income  . . . . . . . . . .             (851)          (836)         (2,993)
                                                                           ---------      ---------       ---------
  Income taxes before cumulative effect of change
         in accounting  . . . . . . . . . . . . . . . . . . . . . .        $ 244,956      $ 254,157       $ 236,471
                                                                           =========      =========       =========

  HL&P's effective income tax rates are lower than statutory corporate rates for each year as follows:

                                                                                 Year Ended December 31,
                                                                        -------------------------------------------
                                                                            1995            1994           1993
                                                                        ------------   -------------   ------------
                                                                                 (Thousands of Dollars)
  Income before income taxes, preferred dividends
    and cumulative effect of change in accounting   . . . . . . . . .      $ 725,888      $ 749,121       $ 720,694
  Statutory rate  . . . . . . . . . . . . . . . . . . . . . . . . . .            35%            35%             35%
                                                                           ---------      ---------       ---------
  Income taxes at statutory rate  . . . . . . . . . . . . . . . . . .        254,061        262,192         252,243
                                                                           ---------      ---------       ---------
  Net reduction in taxes resulting from:
    AFUDC - other included in income  . . . . . . . . . . . . . . . .          2,716          1,440           1,229
    Amortization of investment tax credit   . . . . . . . . . . . . .         19,427         19,416          19,797
    Difference between book and tax depreciation for
      which deferred taxes have not been normalized   . . . . . . . .        (15,211)       (15,455)        (12,976)
    Excess deferred taxes   . . . . . . . . . . . . . . . . . . . . .          4,384          3,537           9,625
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,211)          (903)         (1,903)
                                                                           ---------      ---------       ---------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,105          8,035          15,772
                                                                           ---------      ---------       ---------
  Income taxes before cumulative effect of change
       in accounting  . . . . . . . . . . . . . . . . . . . . . . . .      $ 244,956      $ 254,157       $ 236,471
                                                                           =========      =========       =========
  Effective rate  . . . . . . . . . . . . . . . . . . . . . . . . . .          33.7%          33.9%           32.8%

Following are HL&P's tax effects of temporary differences resulting in deferred tax assets and liabilities:

                                                                                             December 31,
                                                                                   --------------------------------
                                                                                       1995               1994
                                                                                   -------------      -------------
                                                                                         (Thousands of Dollars)
  Deferred Tax Assets:
        IRS audit assessment  . . . . . . . . . . . . . . . . . . . . . . . .        $    48,513        $    48,513
        Disallowed plant cost - net . . . . . . . . . . . . . . . . . . . . .             22,687             23,496
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             59,558             60,174
                                                                                     -----------        -----------
             Total deferred tax assets  . . . . . . . . . . . . . . . . . . .            130,758            132,183
                                                                                     -----------        -----------
  Deferred Tax Liabilities:
        Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,391,277          1,335,265
        Regulatory assets - net . . . . . . . . . . . . . . . . . . . . . . .            228,587            235,463
        Deferred plant costs - net  . . . . . . . . . . . . . . . . . . . . .            200,028            207,746
        Capitalized taxes, employee benefits and removal costs  . . . . . . .            110,177            111,681
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            148,177            118,328
                                                                                     -----------        -----------
             Total deferred tax liabilities . . . . . . . . . . . . . . . . .          2,078,246          2,008,483
                                                                                      ----------         ----------

        Accumulated deferred income taxes - net . . . . . . . . . . . . . . .         $1,947,488         $1,876,300
                                                                                      ==========         ==========

(12)     ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amount and estimated fair value of HL&P's cash and short-term investments was $75.9 million for 1995 and $235.9 million for 1994. The carrying amount and estimated fair value of investments in HL&P Nuclear Decommissioning Trust was $44.5 million in 1995 and $25.1 million in 1994. See Note 1(j).

  (15)   UNAUDITED QUARTERLY INFORMATION

  The following unaudited quarterly financial information includes, in the opinion of management, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation. Quarterly results are not necessarily indicative of a full year's operations because of seasonality and other factors, including rate increases and variations in operating expense patterns.

                                                                                              Income After
                                                                              Operating         Preferred
             Quarter Ended                                 Revenues             Income          Dividends
           -----------------                               ----------------------------------------------
                                                                      (Thousands of Dollars)
  1994
  ----
  March 31  . . . . . . . . . . . . . . . . . . .         $  821,581          $ 122,879          $  41,686
  June 30   . . . . . . . . . . . . . . . . . . .          1,004,906            216,842            142,478
  September 30  . . . . . . . . . . . . . . . . .          1,150,946            320,859            251,092
  December 31   . . . . . . . . . . . . . . . . .            768,652             82,302             17,925

  1995
  ----

  March 31  . . . . . . . . . . . . . . . . . . .         $  746,166          $ 104,566          $  33,909
  June 30   . . . . . . . . . . . . . . . . . . .            978,225            217,419            141,873
  September 30  . . . . . . . . . . . . . . . . .          1,171,789            308,258            241,159
  December 31   . . . . . . . . . . . . . . . . .            784,117            104,421             34,036

(16)     PRINCIPAL AFFILIATE TRANSACTIONS

                                                                                Year Ended December 31,
   Affiliated                                                         ---------------------------------------------
    Company                              Description                     1995             1994             1993
   ----------                -----------------------------------      -----------     ------------     ------------
                                                                                 (Thousands of Dollars)
  Houston                    Dividends                                   $ 454,000       $ 328,996        $ 342,982
  Industries                 Service Fees (a)                               26,582          26,913           21,864
                             Money Fund Income (b)                          10,837           6,025            2,748

  (a)  Included in Operating Expenses.
  (b)  Included in Other Income (Expense).

INDEPENDENT AUDITORS' REPORT

HOUSTON INDUSTRIES INCORPORATED:

         We have audited the accompanying consolidated balance sheets and the consolidated statements of capitalization of Houston Industries Incorporated and its subsidiaries as of December 31, 1995 and 1994, and the related statements of consolidated income, consolidated retained earnings and consolidated cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the Company's financial statement schedule listed in Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Notes 9(b) and 9(d), respectively, to the consolidated financial statements, the Company changed its method of accounting in 1994 for
(i) the Employee Stock Ownership Plan to conform with AICPA Statement of Position 93-6 and (ii) postemployment benefits to conform with Statement of Financial Accounting Standards No. 112.




DELOITTE & TOUCHE LLP

Houston, Texas
February 29, 1996 (March 26, 1996 as to Note 4)

INDEPENDENT AUDITORS' REPORT

HOUSTON LIGHTING & POWER COMPANY:

         We have audited the accompanying balance sheets and the statements of capitalization of Houston Lighting & Power Company (HL&P) as of December 31, 1995 and 1994, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule of HL&P listed in Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of HL&P's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of HL&P at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 9(d) to the financial statements, HL&P changed its method of accounting for postemployment benefits to conform with Statement of Financial Accounting Standards No. 112 in 1994.




DELOITTE & TOUCHE LLP

Houston, Texas
February 29, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND HL&P.

         (a)     The Company

         The information called for by Item 10, to the extent not set forth under Item 1 "Business-Executive Officers of The Company", is or will be set forth in the definitive proxy statement relating to the Company's 1996 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

         (b)     HL&P

         The information set forth under Item 1. "Business-Executive Officers of HL&P" is incorporated herein by reference.

         Each member of the board of directors of HL&P currently is also a member of the board of directors of the Company. Each member of the board of directors of HL&P is elected annually for a one-year term. The HL&P annual shareholder's meeting, at which the Company elects members to the HL&P board of directors, is expected to occur on May 22, 1996. Information is set forth below with respect to the business experience for the last five years of each person who currently serves as a member of the board of directors of HL&P, certain other directorships held by each such person and certain other information. Unless otherwise indicated, each person has had the same principal occupation for at least five years.

MILTON CARROLL, age 45, has been a director since 1992. Mr. Carroll is Chairman, President and Chief Executive Officer of Instrument Products Inc., an oil field supply manufacturing company, in Houston, Texas. He is a director of PanEnergy Corp., the Federal Reserve Bank of Dallas and Blue Cross Blue Shield of Texas.

JOHN T. CATER, age 60, has been a director since 1983. Mr. Cater is Chairman, Chief Executive Officer and a director of River Oaks Trust Company in Houston, Texas. He also serves as President and a director of Compass Bank-Houston. Until his retirement in 1990, Mr. Cater served as President, Chief Operating Officer and a director of MCorp, a Texas bank holding company. He served as a director of MCorp until July 1994.

ROBERT J. CRUIKSHANK, age 65, has been a director since 1993. Mr. Cruikshank is primarily engaged in managing his personal investments in Houston, Texas. Prior to his retirement in 1993, he was a Senior Partner in the accounting firm of Deloitte & Touche. Mr. Cruikshank serves as a director of MAXXAM Inc., Kaiser Aluminum Corporation, Compass Bank - Houston and Texas Biotechnology Corporation.

LINNET F. DEILY, age 50, has been a director since 1993. Ms. Deily is Chairman, Chief Executive Officer and President of First Interstate Bank of Texas, N.A. She has served as Chairman since 1992, Chief Executive Officer since 1991 and President since 1988. (1)

JOSEPH M. HENDRIE, Ph.D., age 71, has been a director since 1985. Dr. Hendrie is a Consulting Engineer in Bellport, New York, and a Senior Scientist at the Brookhaven National Laboratory in

Upton, New York, having previously served as Chairman and Commissioner of the U.S. Nuclear Regulatory Commission and as President of the American Nuclear Society. He is also a director of Entergy Operations, Inc. of Jackson, Mississippi. (2)

LEE W. HOGAN, age 51, has been a director since 1995. Mr. Hogan is President and Chief Operating Officer of Houston Industries Energy, Inc., the nonregulated power business subsidiary of the Company, having served in that capacity since 1993. From 1990 to 1993 he served as Group Vice President - External Affairs for HL&P. Mr. Hogan is also a Senior Vice President of the Company.

HOWARD W. HORNE, age 69, has been a director since 1978. Mr. Horne is Vice-Chairman of Cushman & Wakefield of Texas, Inc., a subsidiary of a national real estate brokerage firm. Until 1990, he was Chairman of the Board of The Horne Company, a Houston realty firm.

DON D. JORDAN, age 63, has been a director of the Company since 1977 and of HL&P since 1974. Mr. Jordan is Chairman and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of HL&P. He also serves as a director of Texas Commerce Bancshares, Inc. and BJ Services Company, Inc.

R. STEVE LETBETTER, age 47, has been a director since 1995. Mr. Letbetter is President and Chief Operating Officer of HL&P, having served in that capacity since 1993. He has served in various positions as an officer of HL&P since 1978, most recently as Group Vice President - Finance and Regulatory Relations since 1988. He is also a Senior Vice President of the Company. Mr. Letbetter is a director of Charter Bancshares Inc., a Texas bank holding company.

ALEXANDER F. SCHILT, Ph.D., age 55, has been a director since 1992. Dr. Schilt served as Chancellor of the University of Houston System through August 1995. Prior to 1990, he was President of Eastern Washington University in Cheney and Spokane, Washington.

KENNETH L. SCHNITZER, SR., age 66, has been a director since 1983. Mr. Schnitzer is Chairman of the Board of Schnitzer Enterprises Inc., a Houston commercial real estate development company, having previously served as a director of American Building Maintenance Industries Incorporated and Weingarten Realty, Inc. (3)

JACK T. TROTTER, age 69, has been a director since 1985. Mr. Trotter is primarily engaged in managing his personal investments in Houston, Texas. He also serves as a director of First Interstate Bank of Texas, N.A. and Howell Corporation and as a director and Trust Manager of Weingarten Realty Investors.

BERTRAM WOLFE, Ph.D., age 68, has been a director since 1993. Prior to his retirement in 1992, Dr. Wolfe was Vice President and General Manager of General Electric Company's nuclear energy business in San Jose, California. From 1992 to 1995, he was on the nuclear advisory committee of Pennsylvania Power & Light and was a member of the international advisory committee of Concord Industries. Dr. Wolfe serves on the boards of directors of URENCO Inc. and URENCO Investments, Inc.

---------------
(1) First Interstate Bank of Texas, N. A., and certain of its affiliates participate in various credit facilities with HL&P, the Company and certain of HL&P's affiliates and other entities in which the Company has an ownership interest. Under these agreements, First Interstate and certain of its affiliates have maximum aggregate loans and loan commitments of approximately $35.5 million, as of December 31, 1995.

(2) Dr. Hendrie is expected to retire as a director of the Company and HL&P at the May 22, 1996 annual shareholders' meetings.

(3) During 1995, HL&P and certain of its affiliates leased office space in buildings owned or controlled by affiliates of Mr. Schnitzer. HL&P and certain of its affiliates paid a total of approximately $283,000 to affiliates of Mr. Schnitzer during 1995. HL&P believes such payments are comparable to those that would have been made to other non-affiliated firms for comparable facilities and services. In 1994, Mr. Schnitzer consented to the entry of an order by the Office of Thrift Supervision (OTS) whereunder he may not hold office in, or participate in the conduct of the affairs of, any federally regulated depository institution without the prior approval of the OTS and, if applicable, any other appropriate federal banking agency. The order arose out of Mr. Schnitzer's prior service as a director of BancPLUS Savings and Loan Association (BancPLUS), a Houston, Texas-based thrift that was taken over by federal regulators in 1989. Mr. Schnitzer consented to the order to avoid the time and expense of defending an OTS administrative proceeding, without admitting whether there were any grounds for such a proceeding. In August 1995, Mr. Schnitzer and three other individuals were named as defendants in a criminal proceeding based on two 1986 real estate transactions involving BancPLUS. The matter is pending in the United States District Court for the Southern District of Texas. The federal government has alleged that the four defendants caused BancPLUS to enter into a land swap and to falsely report the swap as two separate and independent transactions. In 1987, following a default on notes secured by the parcel that BancPLUS had sold and discovery that the person who controlled the defaulting party had misrepresented his relationship with the seller of the other parcel, BancPLUS reported the transaction as a possible land swap to federal regulators and reversed a previously reported profit from the sale transaction in its financial statements. There is no allegation that Mr. Schnitzer (or any other director or officer of BancPLUS) profited or attempted to profit personally from the transaction. Mr. Schnitzer and his counsel have advised the Company that the charges against him are without any basis in fact and will be vigorously defended. The case has been scheduled for trial in July 1996.

ITEM 11.         EXECUTIVE COMPENSATION.

         (a)     The Company

         The information called for by Item 11, with respect to the Company, is or will be set forth in the definitive proxy statement relating to the Company's 1996 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 (excluding any information required by paragraphs (i), (k) and (l) of Item 402 of Regulation S-K) are incorporated herein by reference pursuant to Instruction G to Form 10-K.

         (b)     HL&P

SUMMARY COMPENSATION TABLE. The following table shows, for the years ended December 31, 1993, 1994 and 1995, the annual, long-term and certain other compensation paid by the Company and its subsidiaries to the chief executive officer and the other four most highly compensated executive officers of HL&P (Named Officers).

                                                SUMMARY COMPENSATION TABLE

                                                                            Long-Term
                                                                           Compensation
                                                                       -----------------------
                                                                         Awards       Payouts
                                                Annual Compensation     ----------    ---------
                                              -----------------------   Securities
          Name and                                        Other Annual  Underlying       LTIP         All Other
     Principal Position     Year    Salary(1)  Bonus(1)  Compensation  Options(#)(2)   Payouts(3)  Compensation(4)
--------------------------  -----  ----------  --------  ------------- -------------   ----------  ---------------
Don D. Jordan . . . . .     1995   $884,500   $ 907,226  $    3,969       36,316    $ 407,437        $734,023
   Chairman and             1994    859,500     734,873     114,648       27,726      550,567         717,261
   Chief Executive Officer  1993    829,500     386,775           0       25,930      762,962         647,491
   of the Company and
   HL&P

R. Steve Letbetter  . .     1995    363,500     285,750         190        9,746       84,201          47,242
   President and Chief      1994    321,000     246,525      31,133        6,366      117,607          43,818
   Operating Officer of     1993    271,000     109,335           0        4,256      212,362          42,562
   HL&P and Senior Vice
   President of the Company

Hugh Rice Kelly . . . .     1995    334,000     195,773         637        7,414      100,925          44,245
   Senior Vice President,   1994    323,500     190,820      42,147        5,470      145,107          50,546
   General Counsel and      1993    310,500      94,446           0        5,242      285,078          58,218
   Corporate Secretary
   of the Company and
   HL&P

William T. Cottle (5) .     1995    254,500     157,200         401        5,566            0          16,711
   Executive  Vice          1994    241,000     129,675         337        4,044            0          13,126
   President and General    1993    174,470      60,000           0            0            0               0
   Manager - Nuclear
   HL&P

David M. McClanahan . .     1995    238,100     151,860         317        5,028       35,806          23,162
   Executive Vice           1994    208,100     129,398      12,195        3,322       41,512          23,376
   President and General    1993    178,100      57,351           0        2,010       82,025          18,254
   Manager - Energy
   Delivery and Customer
   Services of HL&P

--------------------

(1) The amounts shown include salary and bonus earned as well as earned but deferred by the Named Officers.

(2) The amounts shown have been adjusted to reflect the Company's two-for-one stock split effected by a stock distribution on December 9, 1995 (1995 Stock Split).

(3) The amounts shown for 1995 represent the dollar value of shares of the Company's Common Stock paid out in 1995 under the Company's long-term incentive compensation plan based on the achievement of certain performance goals for the 1992-1994 performance cycle, plus dividend equivalent accruals during the performance period.

(4) The amounts shown include (i) Company contributions to the Company's savings plan and accruals under its savings restoration plan for the years shown on behalf of the Named Officers, as follows: Mr. Jordan 1993
      - $57,152; 1994 - $52,344; and 1995 - $33,610; Mr. Letbetter 1993 -
      $16,672; 1994 - $18,074; and 1995 - $ 25,621; Mr. Kelly 1993 - $19,569;
      1994 - $17,554; and 1995 - $18,892; Mr. Cottle 1994 - $12,642; and 1995 -
      $16,135; and Mr. McClanahan 1993 - $7,724; 1994 - $10,547; and 1995 -
      $14,076; (ii) the term portion of the premiums paid by the Company under split-dollar life insurance policies purchased in 1994 in connection with the Company's executive life insurance plan, as follows: Mr. Jordan 1994
      - $4,800 and 1995 - $5,700; Mr. Letbetter 1994 - $218 and 1995 - $272;
      Mr. Kelly 1994 - $801 and 1995 - $915; Mr. Cottle 1994 - $484 and 1995 -
      $576; and Mr. McClanahan 1994 - $328 and 1995 - $456; and (iii) the portion of accrued interest on amounts of compensation deferred under the Company's deferred compensation plan and executive incentive compensation plan that exceeds 120 percent of the applicable federal long-term rate provided under Section 1274(d) of the Internal Revenue Code, as follows:
      Mr. Jordan 1993 - $590,339; 1994 - $660,117; and 1995 - $694,713; Mr.
      Letbetter 1993 - $25,890; 1994 - $25,526; and 1995 - $21,349; Mr. Kelly
      1993 - $38,649;  1994 - $32,191; and 1995 - $24,438; Mr. Cottle (none for
      1993, 1994 and 1995); and Mr. McClanahan 1993 - $10,530; 1994 -
      $12,501; and 1995 - $8,630. The Company owns and is the beneficiary under certain life insurance policies which are currently anticipated to provide benefits sufficient to cover the accrued interest on deferred amounts referenced in (iii) of this footnote.

(5)   Mr. Cottle commenced employment with HL&P in April 1993.

STOCK OPTION GRANTS. The following table contains information concerning grants during 1995 of stock options under the Company's long-term incentive compensation plan to the Named Officers. The information has been adjusted to reflect the Company's 1995 Stock Split.

                             OPTION GRANTS IN 1995

                                                                                                Grant
                                                                                                 Date
                                                          Individual Grants                     Value
                                  -----------------------------------------------------------------------
                                                    % of Total
                                     Number of        Options
                                    Securities      Granted to      Exercise                    Grant
                                    Underlying       Employees       or Base                     Date
                                      Options        in Fiscal      Price Per   Expiration     Present
Name                              Granted(#)(1)        Year          Share          Date       Value(2)
----                              --------------  --------------  ------------  ----------- -------------
Don D. Jordan . . . . . . . .          36,316         27.2%          $17.75      01/02/05       $69,000
R. Steve Letbetter  . . . . .           9,746          7.3%           17.75      01/02/05        18,517
Hugh Rice Kelly . . . . . . .           7,414          5.6%           17.75      01/02/05        14,087
William T. Cottle . . . . . .           5,566          4.2%           17.75      01/02/05        10,575
David M. McClanahan . . . . .           5,028          3.8%           17.75      01/02/05         9,553

-------------------

(1) The nonstatutory options for shares of the Company's Common Stock included in the table were granted on January 3, 1995, have a ten-year term and generally become exercisable annually in one-third increments commencing one year after date of grant, so long as employment with the Company or its subsidiaries continues. A change in control of the Company would result in all options becoming immediately exercisable.
      For the purposes of the Company's long-term incentive compensation plan, a "change in control" generally is deemed to have occurred if (i) any person or group becomes the direct or indirect beneficial owner of 30 percent or more of the Company's outstanding voting securities; (ii) the majority of the Board changes as a result of, or in connection with, certain transactions; (iii) as a result of the Company merging or consolidating with another corporation, less than 70 percent of the surviving corporation's outstanding voting securities is owned by the former shareholders of the Company (excluding any party to such a transaction or any affiliates of any such party); (iv) a tender offer or exchange offer is made and consummated for the ownership of 30 percent or more of the Company's outstanding voting securities; or (v) the Company transfers all or substantially all of its assets to another corporation that is not wholly-owned by the Company.

(2) The values are based on the Black-Scholes option pricing model adjusted for the payment of dividends. The calculations were made based on the following assumptions: volatility of 19.65 percent (based on daily closing prices of the Company's Common Stock for the one-year period prior to grant date); risk-free interest rate of 7.78 percent (interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term); option price of $17.75 (fair market value of the underlying stock on the date of grant); current dividend rate of $1.50 per share per year; and option term equal to the full ten-year period until the stated expiration date. No reduction has been made in the valuations on account of non-transferability of the options or vesting or forfeiture provisions. Valuations would change if different assumptions were made. Option values are dependent on general market conditions and the performance of the Company's Common Stock. There can be no assurance that the values in this table will be realized.

STOCK OPTION VALUES. The following table sets forth information on the unexercised options to purchase Common Stock held by each of the Named Officers as of December 31, 1995. No options were exercised by the Named Officers during 1995.


                          1995 YEAR-END OPTION VALUES

                                             Number of Securities
                                                 Underlying                  Value of Unexercised
                                             Unexercised Options            In-the-Money Options at
                                             at December 31, 1995            December 31, 1995 (1)
                                        ----------------------------        -----------------------
                                               Exercisable/                      Exercisable/
Name                                           Unexercisable                     Unexercisable
----                                 ----------------------------------  -----------------------------

Don D. Jordan . . . . . . . . .            52,908    /    63,444            $97,946    /     $268,228
R. Steve Letbetter  . . . . . .             9,282    /    15,408             16,700    /       70,151
Hugh Rice Kelly . . . . . . . .            10,652    /    12,808             19,755    /       54,604
William T. Cottle . . . . . . .             1,348    /     8,262              1,432    /       39,392
David M. McClanahan . . . . . .             4,586    /     7,912              8,247    /       36,144

-------------------

(1) Based on the average of the high and low sales prices of the Company's Common Stock on the New York Stock Exchange Composite Tape, as reported in The Wall Street Journal for December 29, 1995.

LONG-TERM INCENTIVE COMPENSATION. The following table sets forth, for each of the Named Officers, information concerning awards made during 1995 for the 1995-1997 performance cycle under the Company's long-term incentive compensation plan, as adjusted for the 1995 Stock Split. The amounts shown represent potential payouts of awards of shares of Common Stock based on the achievement of performance goals over a three-year performance cycle. The performance goals include Company consolidated goals and subsidiary or business unit goals, weighted 25 percent on consolidated performance and 75 percent on subsidiary or business unit performance. The Company consolidated goal is achieving a certain level of total shareholder return in relation to a group of other companies. The subsidiary or business unit goals are achieving certain cash flow performance in relation to a group of other companies and achieving a competitive price target for electric utility services by the year 2000 while maintaining an adequate return on equity. An additional goal applicable to Messrs. Jordan and Kelly is based on the success of HI Energy, in closing certain transactions and its achievement of specified rates of return. If a change in control of the Company occurs before the end of a performance cycle, the payouts of awards for performance shares will occur without regard to achievement of the performance goals. See Note 1 to the Option Grants in 1995 table for information regarding the definition of a change in control under the Company's long-term incentive compensation plan.

                    LONG-TERM INCENTIVE PLAN AWARDS IN 1995

                                                            ESTIMATED FUTURE PAYOUTS UNDER
                                                 Performance            NON-STOCK PRICE-BASED PLANS(1)
                                                  or Other            ----------------------------------
                                                Period Until      Threshold        Target          Maximum
                                   Number       Maturation or      Number          Number          Number
Name                              of Shares        Payout         of Shares       of Shares      of Shares
----                              ---------   ----------------    ---------       ---------      ---------
Don D. Jordan . . . . . . . .      32,812         12/31/97         16,406           32,812          49,218
R. Steve Letbetter  . . . . .      10,160         12/31/97          5,080           10,160          15,240
Hugh Rice Kelly . . . . . . .       7,730         12/31/97          3,866            7,730          11,596
William T. Cottle . . . . . .       5,802         12/31/97          2,902            5,802           8,704
David M. McClanahan . . . . .       5,242         12/31/97          2,622            5,242           7,864

------------------

(1) The table does not reflect dividend equivalent accruals during the performance period.

RETIREMENT PLANS, RELATED BENEFITS AND OTHER AGREEMENTS. The following table shows the estimated annual benefit payable under the Company's retirement plan, benefit restoration plan and, in certain cases, supplemental agreements, to officers in various compensation classifications upon retirement at age 65 after the indicated periods of service, determined on a single-life annuity basis. The benefits listed in the table are not subject to any deduction for Social Security or other offsetting amounts.

                               PENSION PLAN TABLE


      Final Average
        Annual                    Estimated Annual Pension Based on Years of Service  (1)
     Compensation               ------------------------------------------------------------
       At Age 65         15 Years        20 Years        25 Years          30 Years        35 or More Years
      -----------       ----------      -----------      ---------         ---------       ----------------
     $    300,000       $   85,901      $   114,535      $   143,169       $  171,803             $200,436
          400,000          115,001          153,335          191,669          230,003              268,336
          500,000          144,101          192,135          240,169          288,203              336,236
          600,000          173,201          230,935          288,669          346,403              404,136
          700,000          202,301          269,735          337,169          404,603              472,036
          800,000          231,401          308,535          385,669          462,803              539,936
          900,000          260,501          347,335          434,169          521,003              607,836
        1,000,000          289,601          386,135          482,669          579,203              675,736
        1,200,000          347,801          463,735          579,669          695,603              811,536
        1,400,000          406,001          541,335          676,669          812,003              947,336
        1,600,000          464,201          618,935          773,669          928,403            1,083,136
        1,800,000          522,401          695,535          870,669        1,044,803            1,218,936
        2,000,000          580,601          774,135          967,669        1,161,203            1,354,736

--------------------

(1)      The qualified pension plan limits compensation in accordance with
         Section 401(a)(17) of the Internal Revenue Code and also limits benefits in accordance with Section 415 of the Internal Revenue Code. Pension benefits based on compensation above the qualified plan limit or in excess of the limit on annual benefits are provided through the benefit restoration plan.

         For the purpose of the pension table above, final average annual compensation means the average of covered compensation for 36 consecutive months out of the 120 consecutive months immediately preceding retirement in which the participant's covered compensation was the highest. Covered compensation only includes the amounts shown in the "Salary" and "Bonus" columns of the Summary Compensation Table. At December 31, 1995, the credited years of service for the following persons are: 35 years for Mr. Jordan; 22 years for Mr. Letbetter; 21 years for Mr. Kelly, 10 of which result from a supplemental agreement; 3 years for Mr. Cottle; and 21 years for Mr. McClanahan.

         The Company maintains an executive benefits plan that provides certain salary continuation, disability and death benefits to key officers of the Company and certain of its subsidiaries, including HL&P. The Named Officers participate in this plan pursuant to individual agreements that generally provide for (i) a salary continuation benefit of 100 percent of the officer's current salary for twelve months after death during active employment and then 50 percent of salary for nine years or until the deceased officer would have attained age 65, if later, and (ii) if the officer retires after attainment of age 65, an annual post-retirement death benefit of 50 percent of the officer's preretirement annual salary payable for six years.

         The Company has established an executive life insurance plan providing split-dollar life insurance in the form of a death benefit for certain officers of the Company and its subsidiaries and members of the Company's Board of Directors who are not officers of the Company or its subsidiaries. The death benefit coverage varies but in each case is based on coverage (either single life or second to die) that is available for the same amount of premium that could purchase coverage equal to two times current salary for Messrs. Kelly, Cottle and McClanahan; four times current salary for Mr. Letbetter; ten million dollars for Mr. Jordan; and six times the annual retainer for the Company's non-employee directors (except in the case of Mr. Trotter, who has a separate agreement providing for similar coverage, as described below under "Compensation of Directors"). The plan also provides that the Company may make payments to the covered individuals designed to compensate for tax consequences with respect to imputed income that they must recognize for federal income tax purposes based on the term portion of the annual premiums. If a covered executive retires at age 65 or at an earlier age under circumstances approved for this purpose by the Board of Directors, rights under the plan vest so that coverage is continued based on the same death benefit in effect at the time of retirement. Upon death, the Company will receive the balance of the insurance proceeds payable in excess of the specified death benefit which by design is expected to be at least sufficient to cover the Company's cumulative outlays to pay premiums and the after-tax cost to the Company of the tax reimbursement payments. There is no arrangement or understanding under which any covered individuals will receive or be allocated any interest in any cash surrender value under the policy.

          The Company and its subsidiaries HL&P and HI Energy have entered into a trust agreement with an independent trustee establishing a "rabbi trust" for the purpose of funding benefits payable to participants (which include each of the Named Officers) under the Company's deferred compensation plans, executive incentive compensation plans, benefits restoration plan and savings restoration plan (Designated Plans). The trust is a grantor trust, irrevocable except in the event of an unfavorable ruling by the Internal Revenue Service as to the tax status of the trust or certain changes in tax law. It is currently funded with a nominal amount of cash. The Company, HL&P and HI Energy are required to make future contributions to the grantor trust when required by the provisions of the Designated Plans or when required by the Company's benefits committee. The benefits committee consists of officers of the Company designated by the board of directors and has general responsibility for funding decisions and selection of investment managers for the Company's retirement plans and other administrative matters in connection with other employee benefit plans of the Company. If there is a change in control (defined in a manner generally the same as the comparable definition in the Company's long-term incentive compensation plan), the Company, HL&P and HI Energy are required to fully fund the grantor trust, within 15 days following the change in control, with an amount equal to the entire benefit which each participant would be entitled under the Designated Plans as of the date of the change in control (calculated on the basis of the present value of the projected future benefits payable under the Designated Plans). The assets of the grantor trust are required to be held separate and apart from the other funds of the Company and its subsidiaries, but remain subject to claims of general creditors under applicable state and federal law.

         The Company entered into an employment agreement in 1994 with Mr. Jordan which provides for benefits in the event of termination of employment following a change in control of the Company and for a two year extension of employment if the covered executive is employed by the Company at age 65
without there having occurred a change in control.   The Company also entered
into severance agreements in 1994 with certain executive officers, including Messrs. Letbetter, Kelly, Cottle and McClanahan, that provide for the payment of certain benefits in the event that, within three years following a change in control of the Company, the officer's employment is terminated by the Company or any subsidiary or successor to the Company for reasons other than cause or disability or by the officer following certain changes in job responsibilities, job location or compensation and benefits from those applicable to him immediately prior to such change in control. For the purposes of these agreements, the meaning of a change in control generally is the same as provided in the Company's long-term incentive compensation plan which is described in Note 1 to the Option Grants in 1995 table. All benefits payable under these agreements would be payments by the Company and not HL&P.

         HL&P and Mr. Cottle entered into an employment agreement in 1993 that continues indefinitely, subject to termination by either party on 30 days' notice (Employment Period). The agreement generally provides for employment of Mr. Cottle as a group vice president - nuclear or in such other executive capacities as may be determined from time to time, a minimum annual base salary ($235,000), bonuses and participation in those employee benefit plans and programs available to similarly situated employees during the Employment Period. In addition, if the Employment Period terminates after April 5, 2003, Mr. Cottle will be eligible for supplemental pension, disability or death benefits determined as if his employment had commenced ten years prior to the initial date of the Employment Period.

         The Company and Mr. McClanahan entered into a benefits agreement in 1991 which provided for the treatment of his employee benefits while he served as an officer of the Company's cable television subsidiary from 1991 to 1993 (sold in July 1995). The agreement provided that

Mr. McClanahan would be compensated for the difference between the cable television subsidiary benefits and the Company benefits he would have received if he had been an employee of the Company during his period of employment with the subsidiary. Such amounts will be paid to Mr. McClanahan at such time benefits are due to him under the terms of the Company's pension and savings plans.

COMPENSATION OF DIRECTORS. Each non-employee director of the Company receives an annual retainer fee of $20,000, a fee of $1,000 for each Company and HL&P board meeting attended and a fee of $700 for each Company and HL&P committee meeting attended. Directors may defer all or a part of their annual retainer fees and meeting fees under the Company's deferred compensation plan. The deferred compensation plan currently provides for accrual of interest on deferred director compensation at a rate equal to the average annual yield on Moody's Long-Term Corporate Bond Index plus two percentage points.

         Non-employee directors of the Company participate in a director benefits plan pursuant to which a director who serves at least one full year will receive an annual benefit in cash equal to the annual retainer payable in the year the director terminates service. Benefits under this plan will be payable to a director, commencing the January following the later of the director's termination of service or attainment of age 65, for a period equal to the number of full years of service of the director.

         Non-employee directors of the Company may also participate in the Company's executive life insurance plan described above under "Retirement Plans, Related Benefits and Other Agreements," providing split-dollar life insurance with a death benefit equal to six times the director's annual retainer with coverage continuing after termination of service as a director. This plan also permits the Company to provide for a tax reimbursement payment to make the directors whole for any imputed income recognized with respect to the term portion of the annual insurance premiums. Upon death, the Company will receive the balance of the insurance proceeds payable in excess of the specified death benefit which, by design, is expected to be at least sufficient to cover the Company's cumulative outlays to pay premiums and the after-tax cost to the Company of the tax reimbursement payments. Mr. Trotter, who does not participate in this plan, has a separate agreement with the Company providing for payment in the event of his death of a lump sum equal to eight times his final annual retainer, which, because it is subject to taxation at distribution, approximates on an after-tax basis the amount of the death benefit that would have been payable had he participated in the executive life insurance plan.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      (a)   The Company

      The information called for by Item 12 is or will be set forth in the definitive proxy statement relating to the Company's 1996 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

      (b)   HL&P

      As of the date of this Report, the Company owned all 1,000 authorized, issued and outstanding shares of HL&P's Class A voting common stock, without par value.

      The following table sets forth information as of March 1, 1996, with respect to the beneficial ownership of shares of the Company's Common Stock by each current director, the chief executive officer and the other four most highly compensated executive officers of HL&P and, as a group, by such persons and other executive officers of HL&P. No person or member of the group listed owns any equity securities of HL&P or any other subsidiary of the Company. Unless otherwise indicated, each person or member of the group listed has sole voting and sole investment power with respect to the shares of Common Stock listed. No ownership shown in the table represents 1 percent or more of the outstanding shares of Common Stock.

        Name                                                  Shares of Common Stock Beneficially Owned
---------------------                                         -----------------------------------------
Milton Carroll  . . . . . . . . . . . . . . . . . . . .                         2,400
John T. Cater . . . . . . . . . . . . . . . . . . . . .                         2,000  (1)
William T. Cottle . . . . . . . . . . . . . . . . . . .                        11,790  (2)(3)
Robert J. Cruikshank  . . . . . . . . . . . . . . . . .                         2,000
Linnet F. Deily . . . . . . . . . . . . . . . . . . . .                         2,000  (4)
Joseph M. Hendrie . . . . . . . . . . . . . . . . . . .                           967  (4)(5)
Lee W. Hogan  . . . . . . . . . . . . . . . . . . . . .                        26,513  (2)(3)(5)
Howard W. Horne . . . . . . . . . . . . . . . . . . . .                        12,871  (5)
Don D. Jordan . . . . . . . . . . . . . . . . . . . . .                       222,969  (2)(3)(6)
Hugh Rice Kelly . . . . . . . . . . . . . . . . . . . .                        61,975  (2)(3)(5)
R. Steve Letbetter  . . . . . . . . . . . . . . . . . .                        51,707  (2)(3)(5)
David M. McClanahan . . . . . . . . . . . . . . . . . .                        24,242  (2)(3)(5)
Alexander F. Schilt . . . . . . . . . . . . . . . . . .                           800
Kenneth L. Schnitzer, Sr. . . . . . . . . . . . . . . .                         9,300
Jack T. Trotter . . . . . . . . . . . . . . . . . . . .                         2,000
Bertram Wolfe . . . . . . . . . . . . . . . . . . . . .                           220
All of the above and other executive officers
     as a group (20 persons)  . . . . . . . . . . . . .                       542,464  (2)(3)(5)

-------------------

(1) Mr. Cater disclaims beneficial ownership of these shares, which are owned by his adult children.

(2) Includes shares held under the Company's savings plan, as to which the participant has sole voting power (subject to such power being exercised by the plan's trustee in the same proportion as directed shares in the savings plan are voted in the event the participant does not exercise voting power). The shares held under the plan are reported as of December 31, 1995.

(3) The ownership shown in the table includes shares which may be acquired within 60 days on exercise of outstanding stock options granted under the Company's long-term incentive compensation plan by each of the persons and group, as follows: Mr. Cottle - 4,552 shares; Mr. Hogan - 7,668 shares; Mr. Jordan - 82,900 shares; Mr. Kelly - 16,694 shares; Mr. Letbetter - 16,070 shares; Mr. McClanahan - 8,038 shares; and the group - 161,784 shares.

(4) Voting power and investment power with respect to the shares listed for Ms. Deily and for Dr. Hendrie are shared with the individual's spouse.

(5) Includes shares held under the Company's dividend reinvestment and stock purchase plan as of December 31, 1995.

(6) Voting power and investment power with respect to 1,152 of the shares listed are shared with Mr. Jordan's spouse.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      (a)   The Company

      The information called for by Item 13 is or will be set forth in the definitive proxy statement relating to the Company's 1996 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

      (b)   HL&P

      The information set forth in Notes 1 and 3 to Item 10(b) above is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  FINANCIAL STATEMENTS.                                                                              PAGE
Statements of Consolidated Income for the Three Years Ended December 31, 1995 . . . . . . . . . . .         41
Statements of Consolidated Retained Earnings for the Three Years
    Ended December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         43
Consolidated Balance Sheets at December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . .         44
Consolidated Statements of Capitalization at December 31, 1995 and 1994 . . . . . . . . . . . . . .         46
Statements of Consolidated Cash Flows for the Three Years
    Ended December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         48
HL&P Statements of Income for the Three Years Ended December 31, 1995 . . . . . . . . . . . . . . .         50
HL&P Statements of Retained Earnings for the Three Years
    Ended December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         51
HL&P Balance Sheets at December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . .         52
HL&P Statements of Capitalization at December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . .         54
HL&P Statements of Cash Flows for the Three Years
    Ended December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         56
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         57
Notes to HL&P's Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         78
Independent Auditors' Report - The Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         83
Independent Auditors' Report - HL&P . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         84

(a)(2)  FINANCIAL STATEMENT SCHEDULES FOR THE THREE YEARS ENDED DECEMBER 31,
1995.

THE COMPANY:
VIII -- Reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        100

HL&P:
VIII -- Reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        101

The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

I, II, III, IV, V, VI, VII, IX,  X, XI, XII and XIII.

(a)(3)   EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        104

See Index of Exhibits on page 104, which also includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

(b)  REPORTS ON FORM 8-K.  None

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                            SCHEDULE VIII - RESERVES

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                             (THOUSANDS OF DOLLARS)


===================================================================================================================
            Col. A                              Col. B            Col. C                Col. D            Col. E
-------------------------------------------------------------------------------------------------------------------

                                                                    Additions
                                                             ------------------------
                                             Balance at       Charged      Charged       Deductions      Balance at
                                             Beginning          to         to Other        from             End
Description                                  of Period        Income       Accounts       Reserves        of Period

-------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1995:
   Accumulated provisions deducted
      from related assets on
      balance sheet:
        Uncollectible advances . . . . . .                   $   27,412                                    $    27,412
        Net assets of discontinued cable
          televisions operations . . . . .    $   282,958                                  $   282,958
   Reserves other than those
      deducted from assets on
      balance sheet:
        Property insurance . . . . . . . .         (3,468)        2,187                            836          (2,117)
        Injuries and damages . . . . . . .          2,241         2,327                          3,045           1,523

Year Ended December 31, 1994:
   Accumulated provisions deducted from
      related assets on balance sheet:
        Net assets of discontinued
          cable television operations  . .    $   243,400    $   44,319    $  1,799        $     6,560     $   282,958
   Reserves other than those
      deducted from assets on
      balance sheet:
        Property insurance  . . . . . . .          (2,891)        2,187                          2,764          (3,468)
        Injuries and damages  . . . . . .           2,891         3,099                          3,749           2,241

Year Ended December 31, 1993:
   Accumulated provisions deducted
      from related assets on balance
      sheet:
        Uncollectible accounts  . . . . .     $     7,194                                  $     7,194
        Net assets of discontinued
        cable television operations . . .         205,739    $   43,004    $     91              5,434     $   243,400
   Reserves other than those
      deducted from assets on
      balance sheet:
        Property insurance  . . . . . . .          (2,821)        2,187                          2,257          (2,891)
        Injuries and damages  . . . . . .           3,911         4,685                          5,705           2,891

-----------------

Notes:

 (A) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.
 (B) The uncollectible advances reflect the combined amounts lent by HI Energy on a subordinated basis to the Ford Heights and Fulton Projects as of December 31, 1995. If the two projects no longer receive or qualify to receive the operating subsidy provided by the Illinois Retail Rate Law, the Projects would be unable to repay such amounts.
 (C) During 1992, Houston Industries Finance purchased accounts receivable of HL&P and of certain KBLCOM subsidiaries. In January 1993, Houston Industries Finance sold the receivables back to the respective subsidiaries and ceased operations. HL&P is now selling its accounts receivable and most of its accrued unbilled revenues to a third party.

                        HOUSTON LIGHTING & POWER COMPANY
                            SCHEDULE VIII - RESERVES

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                             (THOUSANDS OF DOLLARS)

=====================================================================================================================
            Col. A                              Col. B            Col. C                Col. D        Col. E
---------------------------------------------------------------------------------------------------------------------

                                                                    Additions
                                                             ------------------------
                                              Balance at       Charged      Charged       Deductions       Balance at
                                              Beginning          to         to Other         from             End
          Description                         of Period        Income       Accounts       Reserves        of Period

---------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1995:
   Reserves other than those
      deducted from assets on
      balance sheet:
        Property insurance  . . . . . . .   $    (3,468)    $     2,187                    $     836      $    (2,117)
        Injuries and damages  . . . . . .         2,241           2,327                        3,045            1,523

Year Ended December 31, 1994:
   Reserves other than those
      deducted from assets on
      balance sheet:
        Property insurance  . . . . . . .   $    (2,891)    $     2,187                    $   2,764      $    (3,468)
        Injuries and damages  . . . . . .         2,891           3,099                        3,749            2,241

Year Ended December 31, 1993:
   Reserves other than those
      deducted from assets on
      balance sheet:
        Property insurance . . . . . . . .  $    (2,821)    $     2,187                    $   2,257      $    (2,891)
        Injuries and damages . . . . . . .        3,911           4,685                        5,705            2,891


_______________

Notes:

 (A) Deductions from reserves represent losses or expenses for which the respective reserves were created.
 (B) HL&P has no reserves for uncollectible accounts due to sales of accounts receivable.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON AND STATE OF TEXAS, ON THE 28TH DAY OF MARCH, 1996.

                                HOUSTON INDUSTRIES INCORPORATED (Registrant)


                                    By                DON D. JORDAN
                                        ----------------------------------------
                                                     (Don D. Jordan,
                                           Chairman and Chief Executive Officer)

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 28, 1996.

                  SIGNATURE                                       TITLE
                  ---------                                       -----


                DON D. JORDAN                         Chairman and Chief Executive
---------------------------------------------             Officer and Director
               (Don D. Jordan)                        (Principal Executive Officer)



              STEPHEN W. NAEVE                            Senior Vice President
---------------------------------------------          and Chief Financial Officer
             (Stephen W. Naeve)                       (Principal Financial Officer)


            MARY P. RICCIARDELLO                     Vice President and Comptroller
---------------------------------------------        (Principal Accounting Officer)
           (Mary P. Ricciardello)


               MILTON CARROLL

---------------------------------------------                 Director
              (Milton Carroll)


                JOHN T. CATER
---------------------------------------------                 Director
               (John T. Cater)


            ROBERT J. CRUIKSHANK
---------------------------------------------                 Director
           (Robert J. Cruikshank)


               LINNET F. DEILY
 ---------------------------------------------                Director
              (Linnet F. Deily)


              JOSEPH M. HENDRIE
---------------------------------------------                 Director
             (Joseph M. Hendrie)


                LEE W. HOGAN
---------------------------------------------                 Director
               (Lee W. Hogan)


               HOWARD W. HORNE
---------------------------------------------                 Director
              (Howard W. Horne)


               R. S. LETBETTER
---------------------------------------------                 Director
              (R. S. Letbetter)


              ALEXANDER SCHILT
---------------------------------------------                 Director
             (Alexander Schilt)


          KENNETH L. SCHNITZER, SR.
---------------------------------------------                 Director
         (Kenneth L. Schnitzer, Sr.)


               JACK T. TROTTER
---------------------------------------------                 Director
              (Jack T. Trotter)


                BERTRAM WOLFE
--------------------------------------------                  Director
               (Bertram Wolfe)

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON AND STATE OF TEXAS, ON THE 28TH DAY OF MARCH, 1996. THE SIGNATURE OF HOUSTON LIGHTING & POWER COMPANY SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO SUCH COMPANY AND ANY SUBSIDIARIES THEREOF.

                                  HOUSTON LIGHTING & POWER COMPANY (Registrant)


                                     By   DON D. JORDAN
                                          ------------------------------------
                                          (Don D. Jordan,
                                          Chairman and Chief Executive Officer)


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 28, 1996. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO HOUSTON LIGHTING & POWER COMPANY AND ANY SUBSIDIARIES THEREOF.

                  SIGNATURE                                       TITLE
                  ---------                                       -----
                                                    Chairman and Chief Executive
                DON D. JORDAN                           Officer and Director
-------------------------------------------         (Principal Executive Officer and
               (Don D. Jordan)                        Principal Financial Officer)



                                                    Vice President and Comptroller
            MARY P. RICCIARDELLO                    (Principal Accounting Officer)
-------------------------------------------
           (Mary P. Ricciardello)


               MILTON CARROLL
-------------------------------------------                     Director
              (Milton Carroll)


                JOHN T. CATER
-------------------------------------------                     Director
               (John T. Cater)


            ROBERT J. CRUIKSHANK
-------------------------------------------                     Director
           (Robert J. Cruikshank)


               LINNET F. DEILY
-------------------------------------------                     Director
              (Linnet F. Deily)


              JOSEPH M. HENDRIE
-------------------------------------------                     Director
             (Joseph M. Hendrie)


                LEE W. HOGAN
-------------------------------------------                     Director
               (Lee W. Hogan)


               HOWARD W. HORNE
-------------------------------------------                     Director
              (Howard W. Horne)


               R. S. LETBETTER
-------------------------------------------                     Director
              (R. S. Letbetter)


              ALEXANDER SCHILT
-------------------------------------------                     Director
             (Alexander Schilt)


          KENNETH L. SCHNITZER, SR.
-------------------------------------------                     Director
         (Kenneth L. Schnitzer, Sr.)


               JACK T. TROTTER
-------------------------------------------                     Director
              (Jack T. Trotter)


                BERTRAM WOLFE
-------------------------------------------                     Director
               (Bertram Wolfe)

                        HOUSTON INDUSTRIES INCORPORATED
                        HOUSTON LIGHTING & POWER COMPANY

                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

(a) Houston Industries Incorporated

                                                   Report or                   SEC File or
 Exhibit                                          Registration                 Registration         Exhibit
 Number               Description                   Statement                     Number            Reference
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
               Incorporation of the             the quarter ended
               Company (Restated as             June 30, 1993
               of May 1993)

+3(b)          Amended and Restated
               Bylaws of the Company
               (as of March 11, 1996)

 4(a)(1)       Mortgage and Deed of             Form S-7 of HL&P               2-59748                2(b)
               Trust dated November             filed on August
               1, 1944 between HL&P             25, 1977
               and South Texas
               Commercial National
               Bank of Houston
               (Texas Commerce
               Bank National Associ-
               ation, as successor
               trustee), as Trustee, as
               amended and supple-
               mented by 20
               Supplemental Inden-
               tures thereto


4(a)(2)        Twenty-First through             HL&P's Form 10-K               1-3187               4(a)(2)
               Fiftieth Supplemental            for the year ended
               Indentures to HL&P               December 31, 1989
               Mortgage and Deed
               of Trust

4(a)(3)        Fifty-First Supple-              HL&P's Form 10-Q               1-3187               4(a)
               mental Indenture dated           for the quarter
               March 25, 1991 to                ended June 30,
               HL&P Mortgage and                1991
               of Trust

4(a)(4)        Fifty-Second through             HL&P's Form 10-Q               1-3187               4
               Fifty-Fifth Supplemental         for the quarter
               Indentures, each dated           ended March 31,
               March 1, 1992, to HL&P           1992
               Mortgage and Deed of
               Trust

4(a)(5)        Fifty-Sixth and Fifty-           HL&P's Form 10-Q               1-3187               4
               Seventh Supplemental             for the quarter
               Indentures, each dated           ended September 30,
               October 1, 1992, to              1992
               HL&P Mortgage and
               Deed of Trust

4(a)(6)        Fifty-Eighth and Fifty-          HL&P's Form 10-Q               1-3187               4
               Ninth Supplemental               for the quarter
               Indenture, each dated            ended March 31, 1993
               as of March 1, 1993 to
               HL&P Mortgage and
               Deed of Trust

4(a)(7)        Sixtieth Supplemental            HL&P's Form 10-Q               1-3187               4
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

4(a)(9)        Sixty-Fourth and Sixty-          HL&P's Form 10-K               1-3187        4(a)(9)
               Fifth Supplemental               for the year ended
               Indentures, each dated           December 31, 1995
               as of July 1, 1995, to
               HL&P Mortgage and
               Deed of Trust

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

*10(b)(2)      First Amendment to               Form 10-Q for the              1-7629               10(a)
               Exhibit 10(b)(1)                 quarter ended
               (effective as of                 March 31, 1992
               March 30, 1992)

*10(b)(3)      Second Amendment to              Form 10-K for the              1-7629               10(b)(3)
               Exhibit 10(b)(1)                 year ended
               (effective as of                 December 31, 1992
               November 4, 1992)

*10(b)(4)      Third Amendment to               Form 10-K for the              1-7629               10(b)(4)
               Exhibit 10(b)(1)                 year ended
               (effective as of                 December 31, 1994
               September 7, 1994)

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

*10(c)(2)      First Amendment to               Form 10-K for the              1-7629               10(b)(3)
               Exhibit 10(c)(1)                 year ended
               (effective as of                 December 31, 1988
               January 1, 1985)

*10(c)(3)      Second Amendment to              Form 10-K for                  1-7629               10(c)(3)
               Exhibit 10(c)(1)                 the year ended
               (effective as of                 December 31, 1991
               January 1, 1985)

*10(c)(4)      Third Amendment to               Form 10-Q for the              1-7629               10(b)
               Exhibit 10(c)(1)                 quarter ended
               (effective as of                 March 31, 1992
               March 30, 1992)

*10(c)(5)      Fourth Amendment to              Form 10-K for                  1-7629               10(c)(5)
               Exhibit 10(c)(1)                 the year ended
               (effective as of                 December 31, 1992
               November 4, 1992)

*10(c)(6)      Fifth Amendment to               Form 10-K for the              1-7629               10(c)(6)
               Exhibit 10(c)(1)                 year ended
               (effective as of                 December 31, 1994
               September 7, 1994)

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

*10(e)(2)      First Amendment to               Form 10-K for the              1-7629               10(e)(2)
               Exhibit 10(e)(1)                 year ended
               (effective as of                 December 31, 1991
               January 1, 1989)

*10(e)(3)      Second Amendment to              Form 10-Q for the              1-7629               10(c)
               Exhibit 10(e)(1)                 quarter ended
               (effective as of                 March 31, 1992
               March 30, 1992)

*10(e)(4)      Third Amendment to               Form 10-K for                  1-7629               10(c)(4)
               Exhibit 10(e)(1)                 the year ended
               (effective as of                 December 31, 1992
               November 4, 1992)

*10(e)(5)      Fourth Amendment to              Form 10-K for the              1-7629               10(e)(5)
               Exhibit 10(e)(1)                 year ended December
               (effective as of                 31, 1994
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


*10(f)(2)      First Amendment to               Form 10-K for the              1-7629               10(f)(2)
               Exhibit 10(f)(1)                 year ended
               (effective as of                 December 31, 1991
               January 1, 1991)

*10(f)(3)      Second Amendment to              Form 10-Q for the              1-7629               10(d)
               Exhibit 10(f)(1)                 quarter ended
               (effective as of                 March 31, 1992
               January 1, 1991)

*10(f)(4)      Third Amendment to               Form 10-K for                  1-7629               10(f)(4)
               Exhibit 10(f)(1)                 the year ended
               (effective as of                 December 31, 1992
               November 4, 1992)

*10(f)(5)      Fourth Amendment to              Form 10-K for                  1-7629               10(f)(5)
               Exhibit 10(f)(1)                 the year ended
               (effective as of                 December 31, 1992
               January 1, 1993)

*10(f)(6)      Fifth Amendment to               Form 10-K for                  1-7629               10(f)(6)
               Exhibit 10(f)(1)                 the year ended
               (effective as of                 December 31, 1994
               September 7, 1994)

*10(f)(7)      Sixth Amendment to               Form 10-Q for                  1-7629               10(a)
               Exhibit 10(f)(1)                 the quarter ended
                                                June 30, 1995


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

*10(h)(1)      Deferred Compensation            Form 10-Q for the              1-7629               10(d)
               Plan of the Company              quarter ended
               (effective as of                 March 31, 1987
               September 1, 1985)

*10(h)(2)      First Amendment to               Form 10-K for the             1-7629             10(d)(2)
               Exhibit 10(h)(1)                 year ended
               (effective as of                 December 31, 1990
               September 1, 1985)

*10(h)(3)      Second Amendment to              Form 10-Q for the             1-7629             10(e)
               Exhibit 10(h)(1)                 quarter ended
               (effective as of                 March 31, 1992
               March 30, 1992)

*10(h)(4)      Third Amendment to               Form 10-K for the             1-7629             10(h)(4)
               Exhibit 10(h)(1)                 year ended
               (effective as of                 December 31, 1993
               June 2, 1993)

*10(h)(5)      Fourth Amendment to              Form 10-K for the             1-7629             10(h)(5)
               Exhibit 10(h)(1)                 year ended
               (effective as of                 December 31, 1994
               September 7, 1994)

*10(h)(6)      Fifth Amendment to               Form 10-Q for the             1-7629             10(d)
               Exhibit 10(h)(1)                 quarter ended
                                                June 30, 1995

*10(i)(1)      Deferred Compensation            Form 10-Q for the             1-7629             10(a)
               Plan of the Company              quarter ended
               (effective as of                 June 30, 1989
               January 1, 1989)

*10(i)(2)      First Amendment to               Form 10-K for the             1-7629             10(e)(3)
               Exhibit 10(i)(1)                 year ended
               (effective as of                 December 31, 1989
               January 1, 1989)

*10(i)(3)      Second Amendment to              Form 10-Q for the             1-7629             10(f)
               Exhibit 10(i)(1)                 quarter ended
               (effective as of                 March 31, 1992
               March 30, 1992)

*10(i)(4)      Third Amendment to               Form 10-K for the             1-7629             10(i)(4)
               Exhibit 10(i)(1)                 year ended
               (effective as of                 December 31, 1993
               June 2, 1993)

*10(i)(5)      Fourth Amendment to              Form 10-K for the             1-7629             10(i)(5)
               Exhibit 10(i)(1)                 year ended
               (effective as of                 December 31, 1994
               September 7, 1994)


*10(i)(6)      Fifth Amendment to               Form 10-Q for the              1-7629               10(c)
               Exhibit 10(i)(1)                 quarter ended
                                                June 30, 1995

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

*10(j)(2)      First Amendment to               Form 10-K for the              1-7629               10(j)(2)
               Exhibit 10(j)(1)                 year ended
               (effective as of                 December 31, 1991
               January 1, 1991)

*10(j)(3)      Second Amendment to              Form 10-Q for the              1-7629               10(g)
               Exhibit 10(j)(1)                 quarter ended
               (effective as of                 March 31, 1992
               March 30, 1992)

*10(j)(4)      Third Amendment to               Form 10-K for the              1-7629               10(j)(4)
               Exhibit 10(j)(1)                 year ended
               (effective as of                 December 31, 1993
               June 2, 1993)

*10(j)(5)      Fourth Amendment to              Form 10-K for the              1-7629               10(j)(5)
               Exhibit 10(j)(1)                 year ended
               (effective as of                 December 31, 1993
               December 1, 1993)

*10(j)(6)      Fifth Amendment to               Form 10-K for the              1-7629               10(j)(6)
               Exhibit 10(j)(1)                 year ended
               (effective as of                 December 31, 1994
               September 7, 1994)

*10(j)(7)      Sixth Amendment to               Form 10-Q for                  1-7629               10(b)
               Exhibit 10(j)(1)                 the quarter ended
                                                June 30, 1995

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

*10(n)(2)      Form of stock option             Form 10-K for the              1-7629               10(n)(2)
               agreement for non-               year ended
               qualified stock options          December 31, 1993
               granted under the
               Company's 1994 Long-
               Term Incentive Com-
               pensation Plan

*10(o)(1)      Savings Restoration              Form 10-K for the              1-7629               10(f)
               Plan of the Company              year ended
               (effective as of                 December 31, 1990
               January 1, 1991)

*10(o)(2)      First Amendment to               Form 10-K for the              1-7629               10(l)(2)
               Exhibit 10(o)(1)                 year ended
               (effective as of                 December 31, 1991
               January 1, 1991)

*10(p)         Director Benefits                Form 10-K for the              1-7629               10(m)
               Plan, effective as               year ended
               of January 1, 1992               December 31, 1991


*10(q)(1)      Executive Life                   Form 10-K for the              1-7629            10(q)
               Insurance Plan of                year ended
               the Company                      December 31, 1993
               (effective as of
               January 1, 1994)

*10(q)(2)      First Amendment to               Form 10-Q for the              1-7629            10
               Exhibit 10(q)(1)                 quarter ended
                                                June 30, 1995

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

10(s)(2)       First Amendment to               Form 10-Q for the              1-7629            10(a)
               Exhibit 10(s)(1)                 quarter ended
                                                March 31, 1995

10(s)(3)       Termination of Houston           Form 10-Q for the              1-7629            10(a)
               Industries Incorporated          quarter ended
               Savings Plan and Trust           September 30, 1995
               Agreement as to KBLCOM
               Incorporated Effective
               as of June 30, 1995

+10(s)(4)      Houston Industries
               Incorporated Savings
               Trust between the Company
               and The Northern Trust
               Company, as Trustee.  (As
               Amended and Restated
               Effective July 1, 1995)


10(s)(5)       ESOP Trust Agreement             Form 10-K for the              1-7629            10(j)(2)
               between the Company              year ended
               and State Street Bank            December 31, 1990
               and Trust Company,
               as ESOP Trustee, dated
               October 5, 1990

10(s)(6)       First Amendment to               Form 10-Q for the              1-7629            10(b)
               Exhibit 10(s)(5) between         quarter ended
               the Company and The              March 31, 1995
               Northern Trust Company,
               as successor Trustee,
               effective as of May 1,
               1995.


10(s)(7)       Note Purchase Agree-             Form 10-K for the              1-7629            10(j)(3)
               ment between the                 year ended
               Company and the ESOP             December 31, 1990
               Trustee, dated as of
               October 5, 1990

10(s)(8)       Stock Purchase Agree-            Form 10-K for the              1-7629            10(j)(4)
               ment between the                 year ended
               Company and the ESOP             December 31, 1991
               Trustee, dated as of
               October 5, 1990

*10(t)         Agreement dated June 6,          Form 10-Q for the              1-7629            10(a)
               1994 between the                 quarter ended
               Company and                      June 30, 1994
               Don D. Jordan

*10(u)         Agreement dated June 6,          Form 10-Q for the              1-7629            10(b)
               1994 between the                 quarter ended
               Company and                      June 30, 1994
               Don D. Sykora

*10(v)         Letter Agreement between         Form 10-K for the              1-7629            10(v)
               the Company and                  year ended
               Jack Trotter                     December 31, 1994


*10(w)         Form of Severance                Form 10-K for the              1-7629               10(w)
               Agreements dated                 year ended
               December 22, 1994                December 31, 1994
               between the Com-
               pany and each of
               the following executive
               officers: Hugh Rice Kelly,
               R. Steve Letbetter,
               David M. McClanahan,
               Lee W. Hogan and
               William T. Cottle

*10(x)         Employment Agreement             Form 10-K for the              1-3187               10(t)
               dated April 5, 1993              year ended
               between HL&P and                 December 31, 1994
               William T. Cottle

10(y)(1)       Stockholder's Agreement          Schedule 13-D                  5-19351               2
               dated as of July 6,              dated July 6,
               1995 between the                 1995
               Company and Time
               Warner Inc.

10(y)(2)       Registration Rights              Schedule 13-D                  5-19351               3
               Agreement dated as of            dated July 6,
               July 6, 1995 between             1995
               the Company and Time
               Warner Inc.

10(y)(3)       Certificate of Voting            Schedule 13-D                  5-19351               4
               Powers, Designations,            dated July 6,
               Preferences and                  1995
               Relative Participating,
               Optional or Other
               Special rights, and
               Qualifications,
               Limitations or
               Restrictions Thereof of
               Series D. Convertible
               Preferred Stock of
               Time Warner Inc.

+*10(z)        Houston Industries
               Incorporated Executive
               Deferred Compensation
               Trust, effective as of
               December 19, 1995

+*10(aa)       Agreement dated June 14,
               1991 between the Company
               and David M. McClanahan


+11            Computation of
               Earnings Per Common
               Share - and Common
               Equivalent Share

+12            Computation of Ratios
               of Earnings to Fixed
               Charges

+21            Subsidiaries of the
               Company

+23            Consent of Deloitte &
               Touche LLP

+27            Financial Data Schedule

+99            Second Amendment to
               Houston Industries
               Energy, Inc. Long-Term
               Project Incentive
               Compensation Plan
               effective December 6,
               1995


(b) Houston Lighting & Power Company

                                                   Report or                   SEC File or
 Exhibit                                          Registration                 Registration         Exhibit
 Number             Description                     Statement                     Number            Reference
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
               Incorporation of HL&P            the quarter ended
               dated May 11, 1993               June 30, 1993

3(b)           Amended and Restated             Form 10-K for the              1-3187               3(b)
               Bylaws of HL&P (as               year ended
               of February 1, 1995)             December 31, 1994

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

4(a)(4)        Fifty-Second through             Form 10-Q for the              1-3187               4
               Fifty-Fifth Supple-              quarter ended
               mental Indentures,               March 31, 1992
               each dated March 1,
               1992, to HL&P Mortgage
               and Deed of Trust


4(a)(5)        Fifty-Sixth and Fifty-           Form 10-Q for the              1-3187                4
               Seventh Supplemental             quarter ended
               Indentures, each                 September 30, 1992
               dated October 1,
               1992, to HL&P Mortgage
               and Deed of Trust

4(a)(6)        Fifty-Eighth and Fifty-          Form 10-Q for the              1-3187                4
               Ninth Supplemental               quarter ended
               Indentures, each                 March 31, 1993
               dated March 1,
               1993, to HL&P
               Mortgage and Deed
               of Trust

4(a)(7)        Sixtieth Supplemental            Form 10-Q for the              1-3187                4
               Indenture dated as of            quarter ended
               July 1, 1993 to HL&P             June 30, 1993
               Mortgage and Deed of
               Trust

4(a)(8)        Sixty-First through              HL&P's Form 10-K               1-3187                4(a)(8)
               Sixty-Third Supplemental         for the year ended
               Indentures to HL&P               December 31, 1993
               Mortgage and Deed of
               Trust

+4(a)(9)       Sixty-Fourth and
               Sixty-Fifth Supplemental
               Indentures, each dated
               as of July 1, 1995, to
               HL&P Mortgage and
               Deed of Trust


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

*10(f)(7)      Sixth Amendment to               The Company's                  1-7629               10(a)
               Exhibit 10(f)(1)                 Form 10-Q for the
                                                quarter ended
                                                June 30, 1995


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

*10(h)(6)      Fifth Amendment to               The Company's                  1-7629            10(d)
               Exhibit 10(h)(1)                 Form 10-Q for
                                                the quarter ended
                                                June 30, 1995

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

*10(i)(6)      Fifth Amendment to               The Company's                  1-7629               10(c)
               Exhibit 10(i)(1)                 Form 10-Q for
                                                the quarter ended
                                                June 30, 1995

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

*10(j)(7)      Sixth Amendment to               The Company's                  1-7629               10(b)
               Exhibit 10(j)(1)                 Form 10-Q for the
                                                quarter ended
                                                June 30, 1995

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

*10(n)(2)      Form of Stock Option             The Company's                  1-7629               10(n)(2)
               Agreement for                    Form 10-K for the
               Nonqualified Stock               year ended
               Options Granted                  December 31, 1993
               under the Company's
               1994 Long-Term
               Incentive Compen-
               sation Plan

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

*10(q)(1)      First Amendment to               The Company's                  1-7629              10(e)
               Exhibit 10(q)                    Form 10-Q for the
                                                quarter ended
                                                June 30, 1995

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

10(s)(2)       First Amendment to               The Company's                  1-7629              10(a)
               Exhibit 10(s)(1)                 Form 10-Q for the
                                                quarter ended
                                                March 31, 1995

10(s)(3)       Termination of Houston           The Company's                  1-7629              10(a)
               Industries Incorporated          Form 10-Q for the
               Savings Plan and Trust           quarter ended
               Agreement as to                  September 30, 1995
               KBLCOM Incorporated
               Effective as of June 30,
               1995

10(s)(4)       Houston Industries               The Company's Form             1-7629              10(s)(4)
               Incorporated Savings             10-K for the year
               Trust (As Amended and            ended December 31,
               Restated Effective               1995
               July 1, 1995)

10(s)(5)       ESOP Trust Agreement             The Company's                  1-7629              10(j)(2)
               between Houston                  Form 10-K for the
               Industries and State             year ended
               Street Bank and Trust            December 31, 1990
               Company, as ESOP
               Trustee, dated
               October 5, 1990

10(s)(6)       First Amendment to               The Company's                  1-7629                10(b)
               Exhibit 10(s)(5)                 Form 10-Q for the
                                                quarter ended
                                                March 31, 1995

10(s)(7)       Note Purchase Agreement          The Company's                  1-7629                10(j)(3)
               between the Company              Form 10-K for the
               and the ESOP Trustee,            year ended
               dated as of                      December 31, 1990
               October 5, 1990

10(s)(8)       Stock Purchase                   The Company's                  1-7629                10(j)(4)
               Agreement between                Form 10-K for the
               the Company and the              year ended
               ESOP Trustee, dated as           December 31, 1991
               of October 9, 1990

*10(t)         Employment Agreement             Form 10-K for the              1-3187                10(t)
               dated April 5, 1993              year ended
               between HL&P and                 December 31, 1994
               William T. Cottle

*10(u)         Form of Severance                Form 10-K for the              1-3187                10(u)
               Agreements dated                 year ended
               December 22, 1994                December 31, 1994
               between the Company
               and the following
               executive officers:
               Hugh Rice Kelly,
               R. Steve Letbetter,
               William T. Cottle and
               David M. McClanahan

*10(v)         Houston Industries               The Company's Form             1-7629                10(z)
               Incorporated Executive           10-K for the year ended
               Deferred Compensation            December 31, 1995
               Trust, effective as of
               December 19, 1995

*10(y)         Agreement dated June             The Company's                  1-7629                10(aa)
               14, 1991 between the             Form 10-K for the
               Company and David M.             year ended
               McClanahan                       December 31, 1995

+12            Computation of Ratios of
               Earnings to Fixed Charges
               and Ratios of Earnings
               to Fixed Charges and
               Preferred Dividends

+23            Consent of Deloitte
               & Touche LLP

+27            Financial Data Schedule
