Form 10-Q
period 1996-03-31
HOUSTON INDUSTRIES INC; HOUSTON LIGHTING & POWER CO
filed 1996-05-14
CIK 202131, 48732

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                         ______________________________

Commission file number 1-7629

                        HOUSTON INDUSTRIES INCORPORATED
             (Exact name of registrant as specified in its charter)

               Texas                                  74-1885573
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


           1111 Louisiana
           Houston, Texas                                 77002
(Address of principal executive offices)                (Zip Code)


                               (713) 207-3000
              (Registrant's telephone number, including area code)

                         ______________________________


Commission file number 1-3187

                        HOUSTON LIGHTING & POWER COMPANY
             (Exact name of registrant as specified in its charter)

               Texas                                    74-0694415
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

           1111 Louisiana
           Houston, Texas                                 77002
(Address of principal executive offices)                (Zip Code)

                                 (713) 207-1111
              (Registrant's telephone number, including area code)

                         ______________________________


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    ---       ---

As of April 30, 1996, Houston Industries Incorporated had 262,742,947 shares of common stock outstanding, including 14,042,052 ESOP shares not deemed outstanding for financial statement purposes. As of April 30, 1996, all 1,100 shares of Houston Lighting & Power Company's common stock were held, directly or indirectly, by Houston Industries Incorporated.

             HOUSTON INDUSTRIES INCORPORATED AND HOUSTON LIGHTING
                & POWER COMPANY QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1996

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

                               TABLE OF CONTENTS

Part I.          Financial Information                                                        Page No.
- ------           ---------------------                                                        --------

                 Item 1.      Financial Statements

                 Houston Industries Incorporated and Subsidiaries

                       Statements of Consolidated Income
                       Three Months Ended March 31, 1996 and 1995                                  3

                       Consolidated Balance Sheets
                       March 31, 1996 and December 31, 1995                                        4

                       Statements of Consolidated Cash Flows
                       Three Months Ended March 31, 1996 and 1995                                  6

                       Statements of Consolidated Retained Earnings
                       Three Months Ended March 31, 1996 and 1995                                  7

                       Notes to Consolidated Financial Statements                                 13

                 Houston Lighting & Power Company

                       Statements of Income
                       Three Months Ended March 31, 1996 and 1995                                  8

                       Balance Sheets
                       March 31, 1996 and December 31, 1995                                        9

                       Statements of Cash Flows
                       Three Months Ended March 31, 1996 and 1995                                 11

                       Statements of Retained Earnings
                       Three Months Ended March 31, 1996 and 1995                                 12

                       Notes to Financial Statements                                              13

                 Item 2.      Management's Discussion and Analysis
                              of Financial Condition and Results of
                              Operations                                                          16

Part II.         Other Information
- -------          -----------------

                 Item 1.      Legal Proceedings                                                   20

                 Item 6.      Exhibits and Reports on Form 8-K                                    20

                 Signatures


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              ---------------------------
                                                                                 1996            1995
                                                                              ----------       ----------
REVENUES:
  Electric utility  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  811,965       $  746,166
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,456            9,072
                                                                              ----------       ----------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        824,421          755,238
                                                                              ----------       ----------
EXPENSES:
  Electric utility:
      Fuel  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        197,622          183,602
      Purchased power   . . . . . . . . . . . . . . . . . . . . . . . . .         78,179           65,588
      Operation and maintenance   . . . . . . . . . . . . . . . . . . . .        193,448          198,529
      Taxes other than income taxes   . . . . . . . . . . . . . . . . . .         62,565           70,950
  Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .        129,347          104,196
  Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . .         25,793           17,220
                                                                              ----------       ----------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        686,954          640,085
                                                                              ----------       ----------
OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        137,467          115,153
                                                                              ----------       ----------
OTHER INCOME (EXPENSE):
  Litigation settlements  . . . . . . . . . . . . . . . . . . . . . . . .        (95,000)
  Allowance for other funds used during
      construction  . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,131            2,629
  Time Warner dividend income   . . . . . . . . . . . . . . . . . . . . .         10,403
  Interest income   . . . . . . . . . . . . . . . . . . . . . . . . . . .            692              537
  Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,427)          (2,648)
                                                                              ----------       ----------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (85,201)             518
                                                                              ----------       ----------
INTEREST AND OTHER CHARGES:
  Interest on long-term debt  . . . . . . . . . . . . . . . . . . . . . .         71,395           65,216
  Other interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,574            8,999
  Allowance for borrowed funds used during
      construction  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (685)          (1,805)
  Preferred dividends of subsidiary   . . . . . . . . . . . . . . . . . .          6,632            8,985
                                                                              ----------       ----------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         78,916           81,395
                                                                              ----------       ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . .        (26,650)          34,276

INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (9,910)          10,427
                                                                              ----------       ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS  . . . . . . . . . . . . . . . .        (16,740)          23,849

DISCONTINUED OPERATIONS (NET OF INCOME TAXES)-
  Gain on sale of cable television subsidiary   . . . . . . . . . . . . .                          90,607
                                                                              ----------       ----------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (16,740)      $  114,456
                                                                              ==========       ==========
EARNINGS (LOSS) PER COMMON SHARE:

  CONTINUING OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . .     $     (.07)      $      .09

  DISCONTINUED OPERATIONS-
      Gain on sale of cable television subsidiary   . . . . . . . . . . .                             .37
                                                                              ----------       ----------

  EARNINGS (LOSS) PER COMMON SHARE  . . . . . . . . . . . . . . . . . . .     $     (.07)      $      .46
                                                                              ==========       ==========

  DIVIDENDS DECLARED PER COMMON SHARE   . . . . . . . . . . . . . . . . .     $     .375       $     .375

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (000)  . . . . . . . . . . .        248,466          247,197

                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS




                                                                                    March 31,            December 31,
                                                                                      1996                   1995
                                                                                  -------------          -------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
   Electric plant:
      Plant in service  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  12,186,407          $  12,089,490
      Construction work in progress   . . . . . . . . . . . . . . . . . . . .           279,960                320,040
      Nuclear fuel  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           223,952                217,604
      Plant held for future use   . . . . . . . . . . . . . . . . . . . . . .            48,631                 48,631
   Other property   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           111,022                105,624
                                                                                  -------------          -------------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,849,972             12,781,389

   Less accumulated depreciation and amortization   . . . . . . . . . . . . .         4,020,267              3,916,540
                                                                                  -------------          -------------

            Property, plant and equipment - net . . . . . . . . . . . . . . .         8,829,705              8,864,849
                                                                                  -------------          -------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .             6,332                 11,779
   Special deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .               443                    433
   Accounts receivable - net  . . . . . . . . . . . . . . . . . . . . . . . .            30,767                 39,635
   Accrued unbilled revenues  . . . . . . . . . . . . . . . . . . . . . . . .            39,088                 59,017
   Time Warner dividends receivable   . . . . . . . . . . . . . . . . . . . .            10,313                 10,313
   Fuel stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            60,505                 59,699
   Materials and supplies, at average cost  . . . . . . . . . . . . . . . . .           136,441                138,007
   Prepayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7,769                 18,562
                                                                                  -------------          -------------
            Total current assets  . . . . . . . . . . . . . . . . . . . . . .           291,658                337,445
                                                                                  -------------          -------------

OTHER ASSETS:
   Investment in Time Warner securities   . . . . . . . . . . . . . . . . . .         1,030,875              1,027,875
   Deferred plant costs - net   . . . . . . . . . . . . . . . . . . . . . . .           606,689                613,134
   Deferred debits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           311,597                317,215
   Unamortized debt expense and premium on
      reacquired debt   . . . . . . . . . . . . . . . . . . . . . . . . . . .           159,835                161,788
   Regulatory tax asset - net   . . . . . . . . . . . . . . . . . . . . . . .           225,285                228,587
   Recoverable project costs - net  . . . . . . . . . . . . . . . . . . . . .           222,520                232,775
   Equity investments in and advances to foreign and
      non-regulated affiliates - net  . . . . . . . . . . . . . . . . . . . .            35,671                 35,938
                                                                                  -------------          -------------

            Total other assets  . . . . . . . . . . . . . . . . . . . . . . .         2,592,472              2,617,312
                                                                                  -------------          -------------

               Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  11,713,835          $  11,819,606
                                                                                  =============          =============


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                                                       March 31,         December 31,
                                                                                         1996                1995
                                                                                     -------------       ------------
CAPITALIZATION:
   Common Stock Equity:
      Common stock, no par value  . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,444,304         $ 2,441,790
      Unearned ESOP shares  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (264,318)           (268,405)
      Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,843,723           1,953,672
      Unrealized loss on investment in Time Warner
          common securities - net . . . . . . . . . . . . . . . . . . . . . . . .         (1,544)             (3,494)
                                                                                     -----------         -----------
             Total common stock equity  . . . . . . . . . . . . . . . . . . . . .      4,022,165           4,123,563
                                                                                     -----------         -----------
   Preference Stock, no par value, authorized
      10,000,000 shares; none outstanding

   Cumulative Preferred Stock of Subsidiary, no par
      value:
          Not subject to mandatory redemption . . . . . . . . . . . . . . . . . .        351,345             351,345
          Subject to mandatory redemption . . . . . . . . . . . . . . . . . . . .         51,055              51,055
                                                                                     -----------         -----------
             Total cumulative preferred stock . . . . . . . . . . . . . . . . . .        402,400             402,400
                                                                                     -----------         -----------
   Long-Term Debt:
      Debentures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        348,960             348,913
      Long-term debt of subsidiaries:
          First mortgage bonds  . . . . . . . . . . . . . . . . . . . . . . . . .      2,704,462           2,979,293
          Pollution control revenue bonds . . . . . . . . . . . . . . . . . . . .          4,434               4,426
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,796               5,790
                                                                                     -----------         -----------
             Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . .      3,062,652           3,338,422
                                                                                     -----------         -----------
                 Total capitalization . . . . . . . . . . . . . . . . . . . . . .      7,487,217           7,864,385
                                                                                     -----------         -----------
CURRENT LIABILITIES:
   Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        292,728               6,300
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        146,086             136,008
   Taxes accrued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         57,255             174,925
   Interest accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         84,434              79,380
   Dividends declared . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         98,502              98,502
   Accrued liabilities to municipalities  . . . . . . . . . . . . . . . . . . . .         19,291              20,773
   Customer deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         61,381              61,582
   Current portion of long-term debt and preferred
      stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        459,454             379,451
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         49,334              58,664
                                                                                     -----------         -----------
                 Total current liabilities  . . . . . . . . . . . . . . . . . . .      1,268,465           1,015,585
                                                                                     -----------         -----------
DEFERRED CREDITS:
   Accumulated deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .      2,059,522           2,067,246
   Unamortized investment tax credit  . . . . . . . . . . . . . . . . . . . . . .        387,289             392,153
   Fuel-related credits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        106,061             122,063
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        405,281             358,174
                                                                                     -----------         -----------
                 Total deferred credits . . . . . . . . . . . . . . . . . . . . .      2,958,153           2,939,636
                                                                                     -----------         -----------
COMMITMENTS AND CONTINGENCIES

                     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $11,713,835         $11,819,606
                                                                                     ===========         ===========




                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         -----------------------------
                                                                                            1996               1995
                                                                                         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss) from continuing operations  . . . . . . . . . . . . . . . . . . . .    $  (16,740)        $   23,849

    Adjustments to reconcile income (loss) from continuing
           operations to net cash provided by operating
           activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . .       129,347            104,196
       Amortization of nuclear fuel   . . . . . . . . . . . . . . . . . . . . . . . .         7,595              6,557
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (8,774)             6,347
       Investment tax credit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,864)            (4,858)
       Allowance for other funds used during
           construction   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,131)            (2,629)
       Fuel cost (refund) and over/(under) recovery - net   . . . . . . . . . . . . .       (11,112)            48,136
       Net cash used in discontinued cable television
           operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           (3,682)
       Changes in other assets and liabilities:
           Accounts receivable and accrued unbilled revenues  . . . . . . . . . . . .        28,797            (12,488)
           Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           760             (8,904)
           Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,783              6,961
           Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,078            (71,202)
           Interest and taxes accrued . . . . . . . . . . . . . . . . . . . . . . . .      (112,616)           (83,195)
           Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .       (11,013)             2,382
           Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        58,828             29,827
                                                                                         ----------         ----------
               Net cash provided by operating activities  . . . . . . . . . . . . . .        79,938             41,297
                                                                                         ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Electric capital and nuclear fuel expenditures
       (including allowance for borrowed funds
       used during construction)  . . . . . . . . . . . . . . . . . . . . . . . . . .       (70,141)           (55,915)
    Non-regulated electric power project
      expenditures and advances   . . . . . . . . . . . . . . . . . . . . . . . . . .        (8,809)           (11,699)
    Corporate headquarters expenditures (including
       capitalized interest)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,598)           (25,945)
    Net cash used in discontinued cable television
       operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          (17,406)
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,794)            (2,956)
                                                                                         ----------         ----------
               Net cash used in investing activities  . . . . . . . . . . . . . . . .       (86,342)          (113,921)
                                                                                         ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of matured bonds  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (110,000)
    Payment of common stock dividends   . . . . . . . . . . . . . . . . . . . . . . .       (93,209)           (92,722)
    Increase in notes payable - net   . . . . . . . . . . . . . . . . . . . . . . . .       286,428            210,864
    Net cash used in discontinued cable television
       operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          (40,798)
    Extinguishment of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .       (85,263)
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,001              2,004
                                                                                         ----------         ----------
               Net cash provided by financing activities  . . . . . . . . . . . . . .           957             79,348
                                                                                         ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . .        (5,447)             6,724

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . .        11,779             10,443
                                                                                         ----------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . . .    $    6,332         $   17,167
                                                                                         ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
- ------------------------------------------------

    Cash Payments:
       Interest (net of amounts capitalized)  . . . . . . . . . . . . . . . . . . . .    $   61,385         $   84,349
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,365              1,424
       Income tax refund  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           (1,909)

                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                          -------------------------------
                                                                              1996                1995
                                                                          -----------         -----------



Balance at Beginning of Period  . . . . . . . . . . . . . . . . . . . .   $ 1,953,672         $ 1,221,221

Net Income (Loss) for the Period  . . . . . . . . . . . . . . . . . . .       (16,740)            114,456
                                                                          -----------         -----------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,936,932           1,335,677

Common Stock Dividends  . . . . . . . . . . . . . . . . . . . . . . . .       (93,209)            (92,752)
                                                                          -----------         -----------

Balance at End of Period  . . . . . . . . . . . . . . . . . . . . . . .   $ 1,843,723         $ 1,242,925
                                                                          ===========         ===========


                See Notes to Consolidated Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)



                                                                                  Three Months Ended
                                                                                        March 31,
                                                                               ---------------------------
                                                                                  1996             1995
                                                                               ----------       ----------
OPERATING REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  811,965       $  746,166
                                                                               ----------       ----------

OPERATING EXPENSES:
    Fuel      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       197,622          183,602
    Purchased power . . . . . . . . . . . . . . . . . . . . . . . . . . . .        78,179           65,588
    Operation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       139,772          141,320
    Maintenance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        53,676           57,209
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .       128,434          103,913
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        32,063           19,018
    Other taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        62,565           70,950
                                                                               ----------       ----------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       692,311          641,600
                                                                               ----------       ----------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       119,654          104,566
                                                                               ----------       ----------

OTHER INCOME (EXPENSE):
    Litigation settlements (net of income taxes
        of $33,250)   . . . . . . . . . . . . . . . . . . . . . . . . . . .       (61,750)
    Allowance for other funds used during
        construction  . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,131            2,629
    Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,360)          (1,453)
                                                                               ----------       ----------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (63,979)           1,176
                                                                               ----------       ----------

INCOME BEFORE INTEREST CHARGES  . . . . . . . . . . . . . . . . . . . . . .        55,675          105,742
                                                                               ----------       ----------

INTEREST CHARGES:
    Interest on long-term debt  . . . . . . . . . . . . . . . . . . . . . .        57,504           61,518
    Other interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,411            3,135
    Allowance for borrowed funds used during
        construction  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (685)          (1,805)
                                                                               ----------       ----------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        59,230           62,848
                                                                               ----------       ----------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,555)          42,894

DIVIDENDS ON PREFERRED STOCK  . . . . . . . . . . . . . . . . . . . . . . .         6,632            8,985
                                                                               ----------       ----------

INCOME (LOSS) AFTER PREFERRED DIVIDENDS . . . . . . . . . . . . . . . . . .    $  (10,187)      $   33,909
                                                                               ==========       ==========


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                    March 31,            December 31,
                                                                                      1996                   1995
                                                                                  -------------          -------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
   Electric plant in service  . . . . . . . . . . . . . . . . . . . . . . . .     $  12,186,407          $  12,089,490
   Construction work in progress  . . . . . . . . . . . . . . . . . . . . . .           279,960                320,040
   Nuclear fuel   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           223,952                217,604
   Plant held for future use  . . . . . . . . . . . . . . . . . . . . . . . .            48,631                 48,631
                                                                                   ------------          -------------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,738,950             12,675,765

   Less accumulated depreciation and
      amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,013,418              3,906,139
                                                                                  -------------          -------------

          Property, plant and equipment - net . . . . . . . . . . . . . . . .         8,725,532              8,769,626
                                                                                  -------------          -------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .             2,076                 75,851
   Special deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .               443                    433
   Accounts receivable:
      Affiliated companies  . . . . . . . . . . . . . . . . . . . . . . . . .             2,997                  2,845
      Others  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            14,897                 23,858
   Accrued unbilled revenues  . . . . . . . . . . . . . . . . . . . . . . . .            39,088                 59,017
   Inventory:
      Fuel stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            60,505                 59,699
      Materials and supplies, at average cost   . . . . . . . . . . . . . . .           135,723                137,584
   Prepayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,003                 11,876
                                                                                  -------------          -------------
          Total current assets  . . . . . . . . . . . . . . . . . . . . . . .           258,732                371,163
                                                                                  -------------          -------------

OTHER ASSETS:
   Deferred plant costs - net   . . . . . . . . . . . . . . . . . . . . . . .           606,689                613,134
   Deferred debits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           283,979                290,012
   Unamortized debt expense and premium on
      reacquired debt   . . . . . . . . . . . . . . . . . . . . . . . . . . .           158,147                159,962
   Regulatory tax asset - net   . . . . . . . . . . . . . . . . . . . . . . .           225,285                228,587
   Recoverable project costs - net  . . . . . . . . . . . . . . . . . . . . .           222,520                232,775
                                                                                  -------------          -------------
          Total other assets  . . . . . . . . . . . . . . . . . . . . . . . .         1,496,620              1,524,470
                                                                                  -------------          -------------

             Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  10,480,884          $  10,665,259
                                                                                  =============          =============


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                                                       March 31,            December 31,
                                                                                         1996                   1995
                                                                                     -------------          ------------
CAPITALIZATION:
   Common Stock Equity:
      Common stock, class A; no par value   . . . . . . . . . . . . . . . . . . .    $   1,524,949          $  1,524,949
      Common stock, class B; no par value   . . . . . . . . . . . . . . . . . . .          150,978               150,978
      Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,057,649             2,150,086
                                                                                     -------------          ------------
          Total common stock equity . . . . . . . . . . . . . . . . . . . . . . .        3,733,576             3,826,013
                                                                                     -------------          ------------
   Cumulative Preferred Stock:
      Not subject to mandatory redemption   . . . . . . . . . . . . . . . . . . .          351,345               351,345
      Subject to mandatory redemption   . . . . . . . . . . . . . . . . . . . . .           51,055                51,055
                                                                                     -------------          ------------
          Total cumulative preferred stock  . . . . . . . . . . . . . . . . . . .          402,400               402,400
                                                                                     -------------          ------------
   Long-Term Debt:
      First mortgage bonds  . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,704,462             2,979,293
      Pollution control revenue bonds   . . . . . . . . . . . . . . . . . . . . .            4,434                 4,426
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,796                 5,790
                                                                                     -------------          ------------
          Total long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .        2,713,692             2,989,509
                                                                                     -------------          ------------
             Total capitalization . . . . . . . . . . . . . . . . . . . . . . . .        6,849,668             7,217,922
                                                                                     -------------          ------------

CURRENT LIABILITIES:
   Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          203,648
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          138,844               119,032
   Accounts payable to affiliated companies   . . . . . . . . . . . . . . . . . .            3,630                 6,982
   Taxes accrued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           74,403               192,673
   Interest accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           66,719                70,823
   Accrued liabilities to municipalities  . . . . . . . . . . . . . . . . . . . .           19,291                20,773
   Customer deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           61,381                61,582
   Current portion of long-term debt and preferred
      stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          259,454               179,451
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           44,115                54,149
                                                                                     -------------          ------------
             Total current liabilities  . . . . . . . . . . . . . . . . . . . . .          871,485               705,465
                                                                                     -------------          ------------

DEFERRED CREDITS:
   Accumulated deferred federal income taxes  . . . . . . . . . . . . . . . . . .        1,942,180             1,947,488
   Unamortized investment tax credit  . . . . . . . . . . . . . . . . . . . . . .          387,289               392,153
   Fuel-related credits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          106,061               122,063
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          324,201               280,168
                                                                                     -------------          ------------
             Total deferred credits . . . . . . . . . . . . . . . . . . . . . . .        2,759,731             2,741,872
                                                                                     -------------          ------------

COMMITMENTS AND CONTINGENCIES

                Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  10,480,884          $ 10,665,259
                                                                                     =============          ============




                                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                   -------------------------------
                                                                                       1996                1995
                                                                                   ------------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (3,555)          $   42,894

    Adjustments to reconcile net income (loss) to
           net cash provided by operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . .       128,434              103,913
       Amortization of nuclear fuel   . . . . . . . . . . . . . . . . . . . . .         7,595                6,557
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .        (5,309)               7,234
       Investment tax credits   . . . . . . . . . . . . . . . . . . . . . . . .        (4,864)              (4,858)
       Allowance for other funds used during
           construction   . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,131)              (2,629)
       Fuel cost (refund) and over/(under) recovery
           - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (11,112)              48,136
       Changes in other assets and liabilities:
           Accounts receivable - net  . . . . . . . . . . . . . . . . . . . . .        28,738                 (638)
           Material and supplies  . . . . . . . . . . . . . . . . . . . . . . .         1,861                 (841)
           Fuel stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (806)              (8,026)
           Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .        16,460              (81,091)
           Interest and taxes accrued . . . . . . . . . . . . . . . . . . . . .      (122,376)             (89,018)
           Other current liabilities  . . . . . . . . . . . . . . . . . . . . .       (11,425)                (261)
           Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        54,736               27,180
                                                                                   ----------           ----------
               Net cash provided by operating activities  . . . . . . . . . . .        77,246               48,552
                                                                                   ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital and nuclear fuel expenditures
       (including allowance for borrowed funds
       used during construction)  . . . . . . . . . . . . . . . . . . . . . . .       (70,141)             (55,915)
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,233)              (2,525)
                                                                                   ----------           ----------
               Net cash used in investing activities  . . . . . . . . . . . . .       (72,374)             (58,440)
                                                                                   ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of matured bonds  . . . . . . . . . . . . . . . . . . . . . . . . .      (110,000)
    Payment of dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (89,175)             (91,461)
    Increase in notes payable   . . . . . . . . . . . . . . . . . . . . . . . .       203,648
    Extinguishment of long-term debt  . . . . . . . . . . . . . . . . . . . . .       (85,263)
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,143                1,866
                                                                                   ----------           ----------
               Net cash used in financing activities  . . . . . . . . . . . . .       (78,647)             (89,595)
                                                                                   ----------           ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . .       (73,775)             (99,483)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . .        75,851              235,867
                                                                                   ----------           ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . .    $    2,076           $  136,384
                                                                                   ==========           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
- ------------------------------------------------

    Cash Payments:
       Interest (net of amounts capitalized)  . . . . . . . . . . . . . . . . .    $   56,393           $   57,915
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,892                1,176


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                        STATEMENTS OF RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                          --------------------------------
                                                                              1996                 1995
                                                                          -----------          -----------
Balance at Beginning of Period  . . . . . . . . . . . . . . . . . . . .   $ 2,150,086          $ 2,153,109

Net Income (Loss) for the Period  . . . . . . . . . . . . . . . . . . .        (3,555)              42,894
                                                                          -----------          -----------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,146,531            2,196,003
                                                                          -----------          -----------

Deduct - Cash Dividends:

    Preferred   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,632                8,985

    Common  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        82,250               82,250
                                                                          -----------          -----------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        88,882               91,235
                                                                          -----------          -----------

Balance at End of Period  . . . . . . . . . . . . . . . . . . . . . . .   $ 2,057,649          $ 2,104,768
                                                                          ===========          ===========


                       See Notes to Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      AND

                        HOUSTON LIGHTING & POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS


 (1)           GENERAL

               The interim financial statements and notes (Interim Financial Statements) contained in this Form 10-Q for the period ended March 31, 1996 (Form 10-Q) are unaudited and condensed. Certain notes and other information contained in the Combined Annual Report on Form 10-K (File Nos. 1-7629 and 1-3187) for the year ended December 31, 1995 (Form 10-K), of Houston Industries Incorporated (Company) and Houston Lighting & Power Company (HL&P) have been omitted in accordance with Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934. The information presented in the Interim Financial Statements should be read in combination with the information presented in the Form 10-K, including the financial statements and notes contained therein. For information regarding the Company's discontinued cable television operations, see Note 13 to the financial statements contained in the Form 10-K.

(2)            CERTAIN CONTINGENCIES

               The following notes to the financial statements of the Form 10-K (as updated by the notes contained in this Form 10-Q) are incorporated herein by reference: Note 1(b) (System of Accounts and Effects of Regulation), Note 2 (Jointly-Owned Nuclear Plant), Note 3 (Rate Matters), Note 4 (Investments in Foreign and Non-Regulated Entities) and Note 11 (Commitments and Contingencies).

(3)            JOINTLY-OWNED NUCLEAR PLANT

               HL&P is the project manager (and one of four co-owners) of the South Texas Project Electric Generating Station (South Texas Project), which consists of two 1,250 megawatt nuclear generating units. HL&P has a 30.8 percent interest in the project.

               On April 30, 1996, HL&P and the City of Austin (Austin), one of the four co-owners of the South Texas Project, agreed to settle a lawsuit in which Austin had alleged that outages occurring at the South Texas Project between early 1993 and early 1994 were due to HL&P's failure to perform certain obligations it owed Austin under a Participation Agreement relating to the project. For information regarding this settlement and a $13 million (after-tax) charge to first quarter earnings resulting from the settlement, see Note 7(a) to the Interim Financial Statements.

               For information concerning a similar lawsuit filed against HL&P by the City of San Antonio (San Antonio), another co-owner of the South Texas Project, and San Antonio's pending arbitration claims against HL&P with respect to the construction of the South Texas Project, see Note 2(b) to the financial statements contained in the Form 10-K. HL&P and San Antonio (acting through the City Public Service Board of San Antonio (CPS)) have agreed on the principles under which they would settle all claims with respect to the South Texas Project. For information regarding the proposed settlement and a $49 million (after-tax) charge to first quarter earnings relating thereto, see Note 7(a) to the Interim Financial Statements.

         (4)   RATE CASE PROCEEDINGS

               For information concerning the settlement of HL&P's most recent rate case (Docket No. 12065) and the continuing impact of that settlement on HL&P's results of operations, see Note 3(a) to the financial statements contained in the Form 10-K. The two Public Utility Commission of Texas (Utility Commission) orders concerning HL&P that are still subject to appellate review are:
               Docket No. 8425 (HL&P's 1988 rate case) and Docket No. 6668 (an inquiry into the prudence of the planning and construction of the South Texas Project). For information regarding these appeals, see Note 3(b) to the financial statements contained in the Form 10-K.

(5)            CAPITAL STOCK

               Company. At March 31, 1996 and December 31, 1995, the Company had 400,000,000 authorized shares of common stock, of which 248,556,370 and 248,316,710 shares, respectively, were outstanding as of such dates. Outstanding shares exclude the unallocated shares of the Company's Employee Stock Ownership Plan, which as of March 31, 1996 and December 31, 1995 totaled 14,186,577 and 14,355,758, respectively. Earnings per common share for the Company are computed by dividing net income by the weighted average number of shares outstanding during the respective period.

               HL&P. All issued and outstanding shares of Class A voting common stock of HL&P are held by the Company, and all issued and outstanding shares of Class B non-voting common stock of HL&P are held by Houston Industries (Delaware) Incorporated (HI Delaware), a wholly owned subsidiary of the Company. Earnings per share data for HL&P are not computed because all of its common stock is held by the Company and HI Delaware.

               On March 31, 1996 and December 31, 1995, HL&P had 10,000,000
               authorized shares of preferred stock, of which 4,318,397 shares were outstanding.

(6)            LONG-TERM DEBT

               HL&P. In January 1996, HL&P repaid upon maturity $100 million principal amount of its Collateralized Medium-Term Notes Series B and $10 million principal amount of its Collateralized Medium-Term Notes Series A plus accrued interest on the two issues.

               In March 1996, HL&P deposited approximately $86 million in a trust and irrevocably directed the trustee to redeem on May 8, 1996 all issued and outstanding principal amounts of HL&P's
               7 1/4% first mortgage bonds due February 1, 2001 (at a redemption price of 100.42% plus accrued interest) and 6 3/4% first mortgage bonds due April 1, 1998 (at a redemption price of 100.15% plus accrued interest).

(7)            SUBSEQUENT EVENTS

               (a) South Texas Project Litigation. On April 30, 1996, Houston Lighting & Power Company entered into a settlement with Austin regarding City of Austin v. Houston Lighting & Power Company, Cause No. 94-07946, in the 11th Judicial District Court, Harris County, Texas. In that suit, filed by Austin in May 1994, Austin asserted that HL&P had mismanaged its responsibilities as Project Manager of the South Texas Project. Austin contended that, because of HL&P's mismanagement and negligence, the outage at the South Texas Project during 1993-94 had caused Austin damages of approximately $120 million.

                     Trial of Austin's suit began in March 1996, and the settlement was reached in April 1996. Under the settlement, HL&P agreed to pay Austin $20 million in cash to resolve all pending disputes between HL&P and Austin, and Austin agreed to support the formation of a new operating company to assume HL&P's role as project manager for the South Texas Project. The Company and HL&P have recorded the $20 million ($13 million net of tax) payment to Austin on the Company's Statements of Consolidated Income and HL&P's Statements of Income as litigation settlements expense.

                     HL&P and CPS have agreed on the principles under which they would settle all claims with respect to the South Texas Project. Under the proposed settlement, HL&P and CPS would enter into definitive agreements providing, among other things, for (i) a cash payment by HL&P to CPS of $75 million ($25 million of which has already been paid), (ii) an agreement to support formation of a new operating company to replace HL&P as project manager of the South Texas Project and (iii) the execution of a 10-year joint operations agreement under which HL&P and CPS will share savings resulting from the joint dispatching of their respective generating assets in order to take advantage of each system's lower cost resources. Under the terms of the joint operations agreement, CPS will be guaranteed minimum annual savings of $10 million with a minimum cumulative savings of $150 million over the ten year term of the agreement. Based on current forecasts and other assumptions regarding the combined operation of the two generating systems, HL&P anticipates that the savings resulting from joint operations will equal or exceed the minimum savings guaranteed under the joint operations agreement.

                     Although no assurance can be given as to the ultimate resolution of negotiations, the proposed settlement will resolve all claims, litigation and matters in arbitration between the two parties with respect to the South Texas Project. The proposed settlement has been reviewed by San Antonio's city council but is still subject to approval by CPS. In anticipation of the settlement, the Company and HL&P have recorded a $49 million expense (net of tax) on the Company's Statement of Consolidated Income and HL&P's Statements of Income (reflected as litigation settlement expense). The unpaid portion of the cash payment contemplated by the settlement is shown in other deferred credits on the Company's Consolidated and HL&P's Balance Sheets.

               (b) HI Energy. In May 1996, a subsidiary of Houston Industries Energy, Inc. (HI Energy) purchased for approximately $55 million an additional 39 percent of the capital stock of Empresa Distribuidora la Plata (EDELAP), an electric utility company operating in La Plata, Argentina and surrounding regions. HI Energy also indirectly owns 16.6 percent of the capital stock of EDELAP, which shares were acquired in December 1992 for $37 million. For additional information regarding HI Energy's investments in foreign and non-regulated entities, see Note 4 to the financial statements contained in the Form 10-K. Beginning in the second quarter of 1996, EDELAP will be reflected in the Company's financial statements on a consolidated basis.

               (c) Redemption of HL&P Preferred Stock. In March 1996, HL&P provided notice to the holders of its $9.375 preferred stock that it would redeem 514,000 shares of such stock at a cost of approximately $53 million ($102.34375 per share including accrued dividends). On April 1, 1996, HL&P redeemed 257,000 of such shares pursuant to a sinking fund requirement and 257,000 shares pursuant to optional redemption provisions. HL&P will record the redemptions in the second quarter of 1996.

(8)            INTERIM PERIOD RESULTS: RECLASSIFICATIONS

               The results of interim periods are not necessarily indicative of results expected for the year due to the seasonal nature of HL&P's business. In the opinion of management, the interim information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a full presentation of the results for the interim periods. Certain amounts from the previous year have been reclassified to conform to the 1996 presentation of financial statements. Such reclassifications do not affect earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in combination with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Form 10-K, the financial statements and notes contained in Item 8 of the Form 10-K and the Interim Financial Statements.


                             RESULTS OF OPERATIONS

                                    COMPANY

         A summary of selected financial data for the Company and its subsidiaries is set forth below:

                                                               Three Months Ended
                                                                  March 31,
                                                          ------------------------------       Percent
                                                             1996                 1995         Change
                                                          ----------            --------       -------
                                                               (Thousands of Dollars)
         Revenues . . . . . . . . . . . . . . . . . .      $824,421             $755,238          9
         Operating Expenses . . . . . . . . . . . . .       686,954              640,085          7
         Operating Income . . . . . . . . . . . . . .       137,467              115,153         19
         Other Income (Expense) . . . . . . . . . . .       (85,201)                 518          -
         Interest and Other Charges . . . . . . . . .        78,916               81,395         (3)
         Income Taxes . . . . . . . . . . . . . . . .        (9,910)              10,427          -
         Income (Loss) from Continuing Operations . .       (16,740)              23,849          -
         Gain from Discontinued Operations  . . . . .                             90,607          -
         Net Income (Loss)  . . . . . . . . . . . . .       (16,740)             114,456          -


         The Company had a consolidated loss per share of $.07 for the first quarter of 1996 compared to consolidated earnings per share of $.46 for the first quarter of 1995. The decline in 1996 first quarter earnings was the result of a $62 million (after-tax) charge incurred in connection with the settlement of the Austin litigation and the proposed settlement of San Antonio's claims relating to the South Texas Project. For information regarding these matters and their accounting impact on the Company and HL&P, see Note 7(a) to the Interim Financial Statements. First quarter 1995 earnings included a one-time after-tax gain of $.37 per share recorded in connection with the sale of the Company's cable television subsidiary.

         Excluding the $62 million (after-tax) charge to earnings, the Company's consolidated earnings from continuing operations would have been $.18 per share in the first quarter of 1996 compared to $.09 per share in the first quarter of 1995. The increase in consolidated earnings from continuing operations for the first quarter of 1996 is primarily the result of improved earnings by the Company's principal subsidiary, HL&P. In addition, first quarter earnings benefited from after-tax dividend income of approximately $9 million from the Company's investment in Time Warner Inc. securities (acquired in connection with the Company's sale of its cable television subsidiary).

                                      HL&P


         A summary of selected financial data for HL&P is set forth below:

                                                                      Three Months Ended
                                                                           March 31,
                                                                 -----------------------------      Percent
                                                                   1996                 1995        Change
                                                                 --------             --------      -------
                                                                     (Thousands of Dollars)

         Base Revenues (1)  . . . . . . . . . . . . .            $552,335             $524,015          5
         Reconcilable Fuel Revenues (2) . . . . . . .             259,630              222,151         17
         Operating Expenses (3) . . . . . . . . . . .             692,311              641,600          8
         Operating Income (3) . . . . . . . . . . . .             119,654              104,566         14
         Other Income (Expense) (3) . . . . . . . . .             (63,979)               1,176          -
         Interest Charges . . . . . . . . . . . . . .              59,230               62,848         (6)
         Income (Loss) After Preferred Dividends. . .             (10,187)              33,909          -
         -----------------

         (1)   Includes miscellaneous revenues, certain non-reconcilable fuel revenues and certain purchased power related revenues.
         (2)   Includes revenues collected through a fixed fuel factor net of adjustment for over/under recovery. See "Operating Revenues and Sales" below.
         (3)   Includes income taxes.

         In the first quarter of 1996, HL&P's income after preferred dividends declined $44 million compared to 1995 first quarter income. The decline in HL&P's income after preferred dividends was the result of a $62 million (after-tax) charge to earnings relating to the South Texas Project litigation, as described above. For information regarding these matters and their accounting impact on the Company and HL&P, see Note 7(a) to the Interim Financial Statements. Excluding the $62 million charge to earnings, HL&P's first quarter 1996 income after preferred dividends would have been $52 million ($18 million higher than 1995 first quarter income). This increase resulted primarily from increased electric sales partially offset by increased depreciation and amortization expenses related to HL&P's investments in the South Texas Project and certain lignite reserves.


OPERATING REVENUES AND SALES

         HL&P's first quarter 1996 base revenues benefited from a 16 percent increase in residential kilowatt-hour (KWH) sales and a 7 percent increase in commercial KWH sales compared to the first quarter of 1995. Weather was a major contributor to the increase in KWH sales. Other factors contributing to increased sales were continued customer growth and increased electricity usage per customer.

         Reconcilable fuel revenues are revenues that are collected through a fixed fuel factor. These revenues are adjusted monthly to equal related expenses; therefore, such revenues and expenses have no effect on earnings unless such fuel costs are determined not to be recoverable. For information regarding the recovery of fuel costs, see "Business of HL&P -- Fuel -- Recovery of Fuel Costs" in Item 1 of the Form 10-K.

FUEL AND PURCHASED POWER EXPENSES

         HL&P's first quarter fuel expenses increased $14 million compared to the first quarter of 1995. The increase was due to an increase in the unit cost of gas. The average cost of fuel for the first quarter of 1996 was $1.70 per million British Thermal Units (MMBtu) compared to $1.62 per MMBtu for the same period in 1995, including an average gas cost of $2.13 per MMBtu and $1.71 per
MMBtu, respectively.   Purchased power expense increased $13 million for the
first quarter of 1996 primarily as a result of increased energy purchases partially offset by decreased firm capacity costs (reflecting the expiration of a purchased power contract in 1995).

   OPERATION AND MAINTENANCE, DEPRECIATION AND AMORTIZATION, AND OTHER TAXES

         First quarter operation and maintenance expense decreased $5 million in comparison to the first quarter of 1995 primarily due to the absence of refueling activities at the South Texas Project combined with a modest decline in HL&P's administrative and general operations expense.

         Depreciation and amortization expense increased $25 million during the first quarter of 1996 compared to the first quarter of 1995. This increase included HL&P's decision to write down $13 million of its investment in the South Texas Project as permitted under the settlement of HL&P's most recent rate case (Docket No. 12065). Under this settlement, HL&P has the option to write down up to $50 million ($33 million after-tax) per year of its investment in the South Texas Project through December 31, 1999. Additionally, pursuant to the settlement, HL&P began amortization of its investment in certain lignite reserves (associated with the now cancelled Malakoff generation project) at a rate of approximately $22 million per year. This amortization resulted in a $6 million increase in amortization expense during the first quarter of 1996. For additional information regarding the settlement and its ongoing effects on HL&P's results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Earnings of the Company and HL&P - Rate Matters and Other Contingencies" in Item 7 of the Form 10-K and Note 3(a) to the financial statements contained in the Form 10-K. The increase in depreciation and amortization expense also included $3 million for amortization of HL&P's 1995 early retirement program and $2 million of increased plant depreciation expense.

         Other taxes decreased $8 million in the first quarter of 1996 primarily because of a decrease in estimated property taxes.


                        LIQUIDITY AND CAPITAL RESOURCES

                                    COMPANY

GENERAL

         The Company's net cash provided by operating activities for the first quarter of 1996 totaled $80 million. Net cash used in the Company's investing activities for the first quarter of 1996 totaled $86 million, primarily due to electric capital and nuclear expenditures. The Company's financing activities for the first quarter of 1996 resulted in a net cash inflow of $1 million. The Company's primary financing activities were payment of matured bonds, payment of dividends on its common stock and extinguishment of long-term debt funded by an increase in notes payable in the form of commercial paper.

SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

         In the first quarter of 1996, the Company reduced its borrowing capacity under its bank credit facilities from $1.1 billion to $750 million (exclusive of bank credit facilities of subsidiaries). Borrowings under these facilities are used to support the Company's commercial paper program. As of March 31, 1996, the Company had approximately $87 million of commercial paper outstanding.

         In May 1996, a subsidiary of HI Energy purchased for approximately $55 million an additional 39 percent equity interest in EDELAP, an Argentine electric utility company in which HI Energy already indirectly owned a 16.6 percent equity interest. HI Energy purchased the interest with proceeds from intercompany borrowings from the Company. For additional information regarding this acquisition, see Note 7(b) to the Interim Financial Statements.

RATIOS OF EARNINGS TO FIXED CHARGES

         The Company's ratios of earnings to fixed charges for the three and twelve months ended March 31, 1996 were 0.68 and 2.56, respectively. The Company believes that the ratio for the three-month period is not necessarily indicative of the ratio for a twelve-month period due to the seasonal nature of HL&P's business and the recording of a $62 million after-tax charge to 1996 first quarter earnings.

                                      HL&P

GENERAL

         HL&P's net cash provided by operating activities for the first quarter of 1996 totaled $77 million. Net cash used in HL&P's investing activities for the first quarter of 1996 totaled $72 million. HL&P's capital and nuclear fuel expenditures (excluding allowance for funds used during construction) for the first three months of 1996 totaled $69 million out of the $387 million annual
budget.   HL&P's financing activities for the first quarter of 1996 resulted in a net cash outflow of approximately $79 million primarily from payment of dividends; the extinguishment of long-term debt; and the repayment of matured long-term debt (all of which exceeded the increase in short-term borrowings).

SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

         As of March 31, 1996, HL&P had approximately $204 million of commercial paper outstanding. HL&P's commercial paper borrowings are supported by a bank line of credit of $400 million.

         In January 1996, HL&P repaid at maturity $110 million principal amount (plus accrued interest) of its collateralized medium-term notes. In March 1996, HL&P deposited approximately $86 million in a trust and irrevocably instructed the trustee to redeem on May 8, 1996 certain of HL&P's first mortgage bonds. For information regarding these repayments and redemptions, see Note 6 to the Interim Financial Statements. For information regarding the redemption in April 1996 of certain shares of HL&P's preferred stock, see Note 7(c) to the Interim Financial Statements.

RATIOS OF EARNINGS TO FIXED CHARGES

         HL&P's ratios of earnings to fixed charges for the three and twelve months ended March 31, 1996 were 0.92 and 3.54, respectively. HL&P's ratios of earnings to fixed charges and preferred dividends for the three and twelve months ended March 31, 1996, were 0.80 and 3.05, respectively. HL&P believes that the ratios for the three-month period are not necessarily indicative of the ratios for a twelve-month period due to the seasonal nature of HL&P's business and the recording of a $62 million after-tax charge to 1996 first quarter earnings.

NEW ACCOUNTING ISSUES

         In January 1996, the Company and HL&P adopted SFAS No. 121, ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"). The adoption of SFAS No. 121 had no material effect on the Company's or HL&P's financial condition or results of operations for the three months ended March 31, 1996.

         Effective January 1, 1996, the Company and HL&P adopted SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with SFAS No. 123, the Company will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and will disclose in future annual reports on Form 10-K the required pro forma effect on net income and earnings per share of the fair value based method of accounting for stock compensation. The adoption of SFAS No. 123 had no material effect on the Company's or HL&P's financial condition or results of operations for the three months March 31, 1996.

         For information regarding SFAS Nos. 121 and 123, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - New Accounting Issues" in Item 7 of the Form 10-K.

                          PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

                 For a description of legal proceedings affecting the Company and its subsidiaries, including HL&P and HI Energy, reference is made to the information set forth in Item 3 of the Form 10-K and Notes 2(b), 3 and 4(c) to the Financial Statements in the Form 10-K, which information, as qualified and updated by the description of developments in regulatory and litigation matters contained in Notes 3, 4 and 7(a) of the Notes to the Interim Financial Statements included in Part I of this Report, is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Houston Industries Incorporated:

         Exhibit 11 -             Computation of Earnings per Common Share and
                                  Common Equivalent Share.

         Exhibit 12 -             Computation of Ratios of Earnings to Fixed
                                  Charges.

         Exhibit 27 -             Financial Data Schedule.

         Exhibit 99(a) -          Notes 1(b), 2, 3, 4, and 11 to the Financial
                                  Statements included on pages 57, 59 through 64 and 73 through 74 of the Form 10-K.

         Houston Lighting & Power Company:

         Exhibit 12 -             Computation of Ratios of Earnings to Fixed
                                  Charges and Ratios of Earnings to Fixed
                                  Charges and Preferred Dividends.

         Exhibit 27 -             Financial Data Schedule.

         Exhibit 99(a) -          Notes 1(b), 2, 3, 4 and 11 to the Financial
                                  Statements included on pages 57, 59 through 64 and 73 through 74 of the Form 10-K.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HOUSTON INDUSTRIES INCORPORATED
                                                  (Registrant)




                                           /s/ Mary P. Ricciardello
                                        ------------------------------
                                               Mary P. Ricciardello

                                        Vice President and Comptroller
                                        (Principal Accounting Officer)





Date:  May 13, 1996

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HOUSTON LIGHTING & POWER COMPANY
                                                  (Registrant)




                                          /s/ Mary P. Ricciardello
                                        ------------------------------
                                               Mary P. Ricciardello

                                        Vice President and Comptroller
                                        (Principal Accounting Officer)




Date:  May 13, 1996

                                EXHIBIT INDEX


         Houston Industries Incorporated:

         Exhibit 11 -             Computation of Earnings per Common Share and
                                  Common Equivalent Share.

         Exhibit 12 -             Computation of Ratios of Earnings to Fixed
                                  Charges.

         Exhibit 27 -             Financial Data Schedule.

         Exhibit 99(a) -          Notes 1(b), 2, 3, 4, and 11 to the Financial
                                  Statements included on pages 57, 59 through 64 and 73 through 74 of the Form 10-K.

         Houston Lighting & Power Company:

         Exhibit 12 -             Computation of Ratios of Earnings to Fixed
                                  Charges and Ratios of Earnings to Fixed
                                  Charges and Preferred Dividends.

         Exhibit 27 -             Financial Data Schedule.

         Exhibit 99(a) -          Notes 1(b), 2, 3, 4 and 11 to the Financial
                                  Statements included on pages 57, 59 through 64 and 73 through 74 of the Form 10-K.