Form 10-Q
period 1996-06-30
HOUSTON INDUSTRIES INC; HOUSTON LIGHTING & POWER CO
filed 1996-08-13
CIK 202131, 48732

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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
         (Address of principal executive offices)                                               (Zip Code)

                                 (713) 207-1111
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

As of July 31, 1996, Houston Industries Incorporated had 261,352,547 shares of common stock outstanding, including 13,798,263 ESOP shares not deemed
outstanding for financial statement purposes.   As of July 31, 1996, all 1,100
shares of Houston Lighting & Power Company's common stock were held, directly or indirectly, by Houston Industries Incorporated.

             HOUSTON INDUSTRIES INCORPORATED AND HOUSTON LIGHTING
                       & POWER COMPANY QUARTERLY REPORT
                                 ON FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 1996

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

                               TABLE OF CONTENTS

Part I.          Financial Information                                                        Page No.
- ------           ---------------------                                                        --------

                 Item 1.      Financial Statements

                 Houston Industries Incorporated and Subsidiaries

                       Statements of Consolidated Income
                       Three Months and Six Months Ended
                       June 30, 1996 and 1995                                                        3

                       Consolidated Balance Sheets
                       June 30, 1996 and December 31, 1995                                           5

                       Statements of Consolidated Cash Flows
                       Six Months Ended June 30, 1996 and 1995                                       7

                       Statements of Consolidated Retained Earnings
                       Three Months and Six Months Ended
                       June 30, 1996 and 1995                                                        8

                       Notes to Consolidated Financial Statements                                   14

                 Houston Lighting & Power Company

                       Statements of Income
                       Three Months and Six Months Ended
                       June 30, 1996 and 1995                                                        9

                       Balance Sheets
                       June 30, 1996 and December 31, 1995                                          10

                       Statements of Cash Flows
                       Six Months Ended June 30, 1996 and 1995                                      12

                       Statements of Retained Earnings
                       Three Months and Six Months Ended
                       June 30, 1996 and 1995                                                       13

                       Notes to Financial Statements                                                14

                 Item 2.      Management's Discussion and Analysis
                              of Financial Condition and Results of
                              Operations                                                            17

Part II.         Other Information
- -------          -----------------

                 Item 1.      Legal Proceedings                                                     22

                 Item 4.      Submission of Matters to a Vote of
                               Security-Holders                                                     22

                 Item 6.      Exhibits and Reports on Form 8-K                                      23

                 Signatures                                                                         26

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                               Three Months Ended                 Six Months Ended
                                                                    June 30,                          June 30,
                                                            ------------------------         --------------------------
                                                              1996           1995               1996            1995
                                                            ----------     ---------         ----------      ----------
REVENUES:
   Electric utility   . . . . . . . . . . . . . . . .       $1,099,971     $ 978,225         $1,911,936      $1,724,391
   Other  . . . . . . . . . . . . . . . . . . . . . .           13,792        11,618             26,248          20,690
                                                            ----------     ---------         ----------      ----------
     Total  . . . . . . . . . . . . . . . . . . . . .        1,113,763       989,843          1,938,184       1,745,081
                                                            ----------     ---------         ----------      ----------

EXPENSES:
   Electric Utility:
     Fuel   . . . . . . . . . . . . . . . . . . . . .          300,666        238,465           498,288         422,067
     Purchased power  . . . . . . . . . . . . . . . .           74,137         50,822           152,316         116,410
     Operation and maintenance  . . . . . . . . . . .          237,366        217,650           430,814         416,179
     Taxes other than income taxes  . . . . . . . . .           65,303         64,616           127,868         135,566
   Depreciation and amortization  . . . . . . . . . .          129,511        112,286           258,858         216,482
   Other operating expenses   . . . . . . . . . . . .           20,500        22,210             46,293          39,430
                                                            ----------     ---------         ----------      ----------
     Total  . . . . . . . . . . . . . . . . . . . . .          827,483       706,049          1,514,437       1,346,134
                                                            ----------     ---------         ----------      ----------

OPERATING INCOME  . . . . . . . . . . . . . . . . . .          286,280       283,794            423,747         398,947
                                                            ----------     ---------         ----------      ----------

OTHER INCOME (EXPENSE):
   Litigation settlements   . . . . . . . . . . . . .                                           (95,000)
   Time Warner dividend income  . . . . . . . . . . .           10,402                           20,805
   Interest income  . . . . . . . . . . . . . . . . .            1,602         2,125              2,294           2,662
   Allowance for other funds used
     during construction  . . . . . . . . . . . . . .            1,051         2,014              2,182           4,643
   Other - net  . . . . . . . . . . . . . . . . . . .             (529)       (8,927)            (2,956)        (11,575)
                                                            ----------     ---------         ----------      ----------
     Total  . . . . . . . . . . . . . . . . . . . . .           12,526        (4,788)           (72,675)         (4,270)
                                                            ----------     ---------         ----------      ----------

INTEREST AND OTHER CHARGES:
   Interest on long-term debt   . . . . . . . . . . .           68,857        64,042            140,252         129,258
   Other interest   . . . . . . . . . . . . . . . . .            9,475         9,678             11,049          18,677
   Allowance for borrowed funds used
     during construction  . . . . . . . . . . . . . .             (672)       (1,133)            (1,357)         (2,938)
   Preferred dividends of subsidiary  . . . . . . . .            5,313         7,450             11,945          16,435
                                                            ----------     ---------         ----------      ----------
     Total  . . . . . . . . . . . . . . . . . . . . .           82,973        80,037            161,889         161,432
                                                            ----------     ---------         ----------      ----------

INCOME FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES   . . . . . . . . .          215,833       198,969            189,183         233,245

INCOME TAXES  . . . . . . . . . . . . . . . . . . . .           70,499        65,709             60,589          76,136
                                                            ----------     ---------         ----------      ----------

INCOME FROM CONTINUING
   OPERATIONS   . . . . . . . . . . . . . . . . . . .          145,334       133,260            128,594         157,109

DISCONTINUED OPERATIONS (NET OF INCOME
   TAXES) - Gain on sale of cable
   television subsidiary  . . . . . . . . . . . . . .                                                            90,607
                                                            ----------     ---------         ----------      ----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . .       $  145,334     $ 133,260         $  128,594      $  247,716
                                                            ==========     =========         ==========      ==========


                                  (continued)

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME

                                  (CONTINUED)

                                                               Three Months Ended                 Six Months Ended
                                                                    June 30,                          June 30,
                                                            ------------------------         --------------------------
                                                              1996           1995               1996            1995
                                                            ----------     ---------         ----------      ----------
EARNINGS PER COMMON SHARE:

CONTINUING OPERATIONS . . . . . . . . . . . . . . . .       $     0.58     $    0.54         $     0.52      $    0.63

DISCONTINUED OPERATIONS - Gain on sale of
   cable television subsidiary  . . . . . . . . . . .                                                             0.37
                                                            ----------     ----------        ----------      ---------

EARNINGS PER COMMON SHARE . . . . . . . . . . . . . .       $     0.58     $    0.54         $     0.52      $    1.00
                                                            ==========     =========         ==========      =========

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . .       $    0.375     $   0.375         $     0.75      $    0.75

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING (000)  . . . . . . . . . . . . . . .          248,656       247,538            248,561        247,369


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS




                                                                                    June 30,             December 31,
                                                                                      1996                   1995
                                                                                  -------------          -------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
   Electric plant:
      Plant in service  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  12,319,896          $  12,089,490
      Construction work in progress   . . . . . . . . . . . . . . . . . . . .           208,235                320,040
      Nuclear fuel  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           227,462                217,604
      Plant held for future use   . . . . . . . . . . . . . . . . . . . . . .            48,631                 48,631
   Other property   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           118,856                105,624
                                                                                  -------------          -------------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,923,080             12,781,389

   Less accumulated depreciation and amortization   . . . . . . . . . . . . .         4,123,055              3,916,540
                                                                                  -------------          -------------

            Property, plant and equipment - net . . . . . . . . . . . . . . .         8,800,025              8,864,849
                                                                                  -------------          -------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .             5,150                 11,779
   Special deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                10                    433
   Accounts receivable - net  . . . . . . . . . . . . . . . . . . . . . . . .            32,659                 39,635
   Accrued unbilled revenues  . . . . . . . . . . . . . . . . . . . . . . . .            61,676                 59,017
   Time Warner dividends receivable   . . . . . . . . . . . . . . . . . . . .            10,313                 10,313
   Fuel stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            66,195                 59,699
   Materials and supplies, at average cost  . . . . . . . . . . . . . . . . .           133,164                138,007
   Prepayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            23,603                 18,562
                                                                                  -------------          -------------
            Total current assets  . . . . . . . . . . . . . . . . . . . . . .           332,770                337,445
                                                                                  -------------          -------------

OTHER ASSETS:
   Investment in Time Warner securities   . . . . . . . . . . . . . . . . . .         1,029,250              1,027,875
   Deferred plant costs - net   . . . . . . . . . . . . . . . . . . . . . . .           600,243                613,134
   Equity investments in and advances to foreign and
      non-regulated affiliates - net  . . . . . . . . . . . . . . . . . . . .           479,958                 41,395
   Deferred debits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           345,875                311,758
   Regulatory asset - net   . . . . . . . . . . . . . . . . . . . . . . . . .           216,200                228,587
   Recoverable project costs - net  . . . . . . . . . . . . . . . . . . . . .           212,265                232,775
   Unamortized debt expense and premium on
      reacquired debt   . . . . . . . . . . . . . . . . . . . . . . . . . . .           158,200                161,788
                                                                                  -------------          -------------
            Total other assets  . . . . . . . . . . . . . . . . . . . . . . .         3,041,991              2,617,312
                                                                                  -------------          -------------

               Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  12,174,786          $  11,819,606
                                                                                  =============          =============


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                                                      June 30,             December 31,
                                                                                        1996                   1995
                                                                                    -------------         -------------
CAPITALIZATION:
   Common Stock Equity:
      Common stock, no par value  . . . . . . . . . . . . . . . . . . . . . . .     $   2,445,143         $   2,441,790
      Treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (27,156)
      Unearned ESOP shares  . . . . . . . . . . . . . . . . . . . . . . . . . .          (259,883)             (268,405)
      Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,896,173             1,953,672
      Unrealized loss on investment in Time Warner
          common securities . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,600)               (3,494)
                                                                                    -------------         -------------
             Total common stock equity  . . . . . . . . . . . . . . . . . . . .         4,051,677             4,123,563
                                                                                    -------------         -------------

   Preference Stock, no par value, authorized
      10,000,000 shares; none outstanding

   Cumulative Preferred Stock of Subsidiary, no par
      value:
          Not subject to mandatory redemption . . . . . . . . . . . . . . . . .           351,345                351,345
          Subject to mandatory redemption . . . . . . . . . . . . . . . . . . .                                   51,055
                                                                                    -------------         --------------
             Total cumulative preferred stock . . . . . . . . . . . . . . . . .           351,345                402,400
                                                                                    -------------         --------------

   Long-Term Debt:
      Debentures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           349,006                348,913
      Long-term debt of subsidiaries:
          First mortgage bonds  . . . . . . . . . . . . . . . . . . . . . . . .         2,704,655              2,979,293
          Pollution control revenue bonds . . . . . . . . . . . . . . . . . . .             5,000                  4,426
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,620                  5,790
                                                                                    -------------         --------------
             Total long-term debt . . . . . . . . . . . . . . . . . . . . . . .         3,062,281              3,338,422
                                                                                    -------------         --------------

                 Total capitalization . . . . . . . . . . . . . . . . . . . . .         7,465,303              7,864,385
                                                                                    -------------         --------------

CURRENT LIABILITIES:
   Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           832,136                  6,300
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           166,658                136,008
   Taxes accrued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           133,520                174,925
   Interest accrued   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            73,459                 79,380
   Dividends declared   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            98,056                 98,502
   Accrued liabilities to municipalities  . . . . . . . . . . . . . . . . . . .            22,254                 20,773
   Customer deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            61,117                 61,582
   Current portion of long-term debt and preferred
      stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           419,457                379,451
   Other      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            56,698                 58,664
                                                                                    -------------         --------------
             Total current liabilities  . . . . . . . . . . . . . . . . . . . .         1,863,355              1,015,585
                                                                                    -------------         --------------

DEFERRED CREDITS:
   Accumulated deferred income taxes  . . . . . . . . . . . . . . . . . . . . .         2,054,248              2,067,246
   Unamortized investment tax credit  . . . . . . . . . . . . . . . . . . . . .           382,425                392,153
   Fuel-related credits   . . . . . . . . . . . . . . . . . . . . . . . . . . .            89,216                122,063
   Other      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           320,239                358,174
                                                                                    -------------         --------------
             Total deferred credits . . . . . . . . . . . . . . . . . . . . . .         2,846,128              2,939,636
                                                                                    -------------         --------------

COMMITMENTS AND CONTINGENCIES

                 Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  12,174,786         $   11,819,606
                                                                                    =============         ==============


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                         ------------------------------
                                                                                            1996                1995
                                                                                         ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income from continuing operations   . . . . . . . . . . . . . . . . . . . . . . .    $  128,594          $  157,109

    Adjustments to reconcile income from continuing
           operations to net cash provided by operating
           activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . .       258,858             216,482
       Amortization of nuclear fuel   . . . . . . . . . . . . . . . . . . . . . . . .        14,895              13,912
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (13,479)             38,573
       Investment tax credit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (9,728)             (9,715)
       Allowance for other funds used during construction   . . . . . . . . . . . . .        (2,182)             (4,643)
       Fuel cost (refund) and over/(under) recovery - net   . . . . . . . . . . . . .       (89,988)            (83,337)
       Net cash provided by discontinued cable television
           operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                             5,495
       Changes in other assets and liabilities:
           Accounts receivable and accrued unbilled revenues  . . . . . . . . . . . .         4,317             (15,792)
           Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,653)             (9,760)
           Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,618)              2,608
           Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        30,650                  10
           Interest and taxes accrued . . . . . . . . . . . . . . . . . . . . . . . .       (47,326)            (51,826)
           Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .        (1,396)             (5,165)
           Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,654              90,115
                                                                                         ----------          ----------
               Net cash provided by operating activities  . . . . . . . . . . . . . .       275,598             344,066
                                                                                         ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Electric capital and nuclear fuel expenditures
       (including allowance for borrowed funds used
       during construction)   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (153,079)           (133,151)
    Non-regulated electric power project expenditures   . . . . . . . . . . . . . . .      (438,563)            (12,378)
    Corporate headquarters expenditures (including
       capitalized interest)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,795)            (56,899)
    Net cash used in discontinued cable television
       operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           (47,045)
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (16,734)             (7,552)
                                                                                         ----------          ----------
               Net cash used in investing activities  . . . . . . . . . . . . . . . .      (614,171)           (257,025)
                                                                                         ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (27,156)
    Payment of matured bonds  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (150,000)
    Redemption of preferred stock   . . . . . . . . . . . . . . . . . . . . . . . . .       (51,400)            (91,400)
    Payment of common stock dividends   . . . . . . . . . . . . . . . . . . . . . . .      (186,093)           (185,581)
    Increase in notes payable - net   . . . . . . . . . . . . . . . . . . . . . . . .       825,836             274,874
    Extinguishment of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .       (85,263)            (20,273)
    Net cash used in discontinued cable television
       operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           (40,798)
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,020               3,272
                                                                                         ----------          ----------
               Net cash provided by (used in)
                 financing activities . . . . . . . . . . . . . . . . . . . . . . . .       331,944             (59,906)
                                                                                         ----------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . .        (6,629)             27,135

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . .        11,779              10,443
                                                                                         ----------          ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . . .    $    5,150          $   37,578
                                                                                         ==========          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
- ------------------------------------------------

    Cash Payments:
       Interest (net of amounts capitalized)  . . . . . . . . . . . . . . . . . . . .    $  150,742          $  188,852
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        56,299              30,525


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)


                                                                 Three Months Ended               Six Months Ended
                                                                      June 30,                         June 30,
                                                              ------------------------       --------------------------
                                                                 1996          1995             1996            1995
                                                              ----------    ----------       ----------      ----------
Balance at Beginning of Period  . . . . . . . . . . . . .     $1,843,723    $1,242,925       $1,953,672      $1,221,221

Net Income for the Period . . . . . . . . . . . . . . . .        145,334       133,260          128,594         247,716
                                                              ----------    ----------       ----------      ----------

     Total  . . . . . . . . . . . . . . . . . . . . . . .      1,989,057     1,376,185        2,082,266       1,468,937

Common Stock Dividends  . . . . . . . . . . . . . . . . .        (92,884)      (92,859)        (186,093)       (185,611)
                                                              ----------    ----------       ----------      ----------

Balance at End of Period  . . . . . . . . . . . . . . . .     $1,896,173    $1,283,326       $1,896,173      $1,283,326
                                                              ==========    ==========       ==========      ==========


                See Notes to Consolidated Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)



                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                       ----------------------------       -----------------------------
                                                          1996             1995              1996              1995
                                                       -----------      -----------       -----------       -----------
OPERATING REVENUES  . . . . . . . . . . . . . . . .    $ 1,099,971      $   978,225       $ 1,911,936       $ 1,724,391
                                                       -----------      -----------       -----------       -----------

OPERATING EXPENSES:
   Fuel . . . . . . . . . . . . . . . . . . . . . .        300,666          238,465           498,288           422,067
   Purchased power  . . . . . . . . . . . . . . . .         74,137           50,822           152,316           116,410
   Operation  . . . . . . . . . . . . . . . . . . .        160,739          153,606           300,511           294,926
   Maintenance  . . . . . . . . . . . . . . . . . .         76,627           64,044           130,303           121,253
   Depreciation and amortization  . . . . . . . . .        129,377          111,961           257,811           215,874
   Income taxes . . . . . . . . . . . . . . . . . .         82,242           77,292           114,305            96,310
   Other taxes  . . . . . . . . . . . . . . . . . .         65,303           64,616           127,868           135,566
                                                       -----------      -----------       -----------       -----------
        Total . . . . . . . . . . . . . . . . . . .        889,091          760,806         1,581,402         1,402,406
                                                       -----------      -----------       -----------       -----------

OPERATING INCOME  . . . . . . . . . . . . . . . . .        210,880          217,419           330,534           321,985
                                                       -----------      -----------       -----------       -----------

OTHER INCOME (EXPENSE):
   Litigation settlements (net of tax)  . . . . . .                                           (61,750)
   Allowance for other funds used
      during construction . . . . . . . . . . . . .          1,051            2,014             2,182             4,643
   Other - net  . . . . . . . . . . . . . . . . . .         (2,650)          (9,055)           (6,010)          (10,508)
                                                       -----------      -----------       -----------       -----------
        Total . . . . . . . . . . . . . . . . . . .         (1,599)          (7,041)          (65,578)           (5,865)
                                                       -----------      -----------       -----------       -----------

INCOME BEFORE INTEREST CHARGES  . . . . . . . . . .        209,281          210,378           264,956           316,120
                                                       -----------      -----------       -----------       -----------

INTEREST CHARGES:
   Interest on long-term debt . . . . . . . . . . .         54,953           61,399           112,458           122,917
   Other interest . . . . . . . . . . . . . . . . .          5,360              789             7,770             3,924
   Allowance for borrowed funds used
      during construction . . . . . . . . . . . . .           (672)          (1,133)           (1,357)           (2,938)
                                                       -----------      -----------       -----------       -----------
        Total . . . . . . . . . . . . . . . . . . .         59,641           61,055           118,871           123,903
                                                       -----------      -----------       -----------       -----------

NET INCOME  . . . . . . . . . . . . . . . . . . . .        149,640          149,323           146,085           192,217

DIVIDENDS ON PREFERRED STOCK  . . . . . . . . . . .          5,313            7,450            11,945            16,435
                                                       -----------      -----------       -----------       -----------

INCOME AFTER PREFERRED DIVIDENDS  . . . . . . . . .    $   144,327      $   141,873       $   134,140       $   175,782
                                                       ===========      ===========       ===========       ===========


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS




                                                                                   June 30,              December 31,
                                                                                     1996                   1995
                                                                                 -------------          -------------

PROPERTY, PLANT AND EQUIPMENT - AT COST:
   Electric plant in service  . . . . . . . . . . . . . . . . . . . . . . . .     $  12,319,896          $  12,089,490
   Construction work in progress  . . . . . . . . . . . . . . . . . . . . . .           208,235                320,040
   Nuclear fuel   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           227,462                217,604
   Plant held for future use  . . . . . . . . . . . . . . . . . . . . . . . .            48,631                 48,631
                                                                                  -------------          -------------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,804,224             12,675,765

   Less accumulated depreciation and
      amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,116,921              3,906,139
                                                                                  -------------          -------------

          Property, plant and equipment - net . . . . . . . . . . . . . . . .         8,687,303              8,769,626
                                                                                  -------------          -------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .               649                 75,851
   Special deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                10                    433
   Accounts receivable:
      Affiliated companies  . . . . . . . . . . . . . . . . . . . . . . . . .             2,985                  2,845
      Others  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            17,398                 23,858
   Accrued unbilled revenues  . . . . . . . . . . . . . . . . . . . . . . . .            61,676                 59,017
   Inventory:
      Fuel stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            66,195                 59,699
      Materials and supplies, at average cost   . . . . . . . . . . . . . . .           132,491                137,584
   Prepayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            20,473                 11,876
                                                                                  -------------          -------------
          Total current assets  . . . . . . . . . . . . . . . . . . . . . . .           301,877                371,163
                                                                                  -------------          -------------

OTHER ASSETS:
   Deferred plant costs - net   . . . . . . . . . . . . . . . . . . . . . . .           600,243                613,134
   Deferred debits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           317,730                290,012
   Unamortized debt expense and premium on
      reacquired debt   . . . . . . . . . . . . . . . . . . . . . . . . . . .           156,649                159,962
   Regulatory asset - net   . . . . . . . . . . . . . . . . . . . . . . . . .           216,200                228,587
   Recoverable project costs - net  . . . . . . . . . . . . . . . . . . . . .           212,265                232,775
                                                                                  -------------          -------------
          Total other assets  . . . . . . . . . . . . . . . . . . . . . . . .         1,503,087              1,524,470
                                                                                  -------------          -------------

             Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  10,492,267          $  10,665,259
                                                                                  =============          =============


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                                                        June 30,          December 31,
                                                                                         1996                1995
                                                                                     -------------       -------------
CAPITALIZATION:
   Common Stock Equity:
      Common stock, class A; no par value   . . . . . . . . . . . . . . . . . . .    $   1,524,949        $   1,524,949
      Common stock, class B; no par value   . . . . . . . . . . . . . . . . . . .          150,978              150,978
      Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,119,726            2,150,086
                                                                                     -------------        -------------
             Total common stock equity  . . . . . . . . . . . . . . . . . . . . .        3,795,653            3,826,013
                                                                                     -------------        -------------

   Cumulative Preferred Stock:
      Not subject to mandatory redemption   . . . . . . . . . . . . . . . . . . .          351,345              351,345
      Subject to mandatory redemption   . . . . . . . . . . . . . . . . . . . . .                                51,055
                                                                                     -------------        -------------
             Total cumulative preferred stock . . . . . . . . . . . . . . . . . .          351,345              402,400
                                                                                     -------------        -------------

   Long-Term Debt:
      First mortgage bonds  . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,704,655            2,979,293
      Pollution control revenue bonds   . . . . . . . . . . . . . . . . . . . . .            5,000                4,426
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,620                5,790
                                                                                     -------------        -------------
             Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        2,713,275            2,989,509
                                                                                     -------------        -------------

                 Total capitalization . . . . . . . . . . . . . . . . . . . . . .        6,860,273            7,217,922
                                                                                     -------------        -------------

CURRENT LIABILITIES:
   Notes payable        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          245,725
   Accounts payable     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          158,718              119,032
   Accounts payable to affiliated companies   . . . . . . . . . . . . . . . . . .            6,673                6,982
   Taxes accrued        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          137,869              192,673
   Interest accrued     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           61,552               70,823
   Accrued liabilities to municipalities  . . . . . . . . . . . . . . . . . . . .           22,254               20,773
   Customer deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           61,117               61,582
   Current portion of long-term debt and preferred
      stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          219,457              179,451
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           50,403               54,149
                                                                                     -------------        -------------
             Total current liabilities  . . . . . . . . . . . . . . . . . . . . .          963,768              705,465
                                                                                     -------------        -------------

DEFERRED CREDITS:
   Accumulated deferred federal income taxes  . . . . . . . . . . . . . . . . . .        1,955,038            1,947,488
   Unamortized investment tax credit  . . . . . . . . . . . . . . . . . . . . . .          382,425              392,153
   Fuel-related credits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           89,216              122,063
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          241,547              280,168
                                                                                     -------------        -------------
             Total deferred credits . . . . . . . . . . . . . . . . . . . . . . .        2,668,226            2,741,872
                                                                                     -------------        -------------

COMMITMENTS AND CONTINGENCIES

                 Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  10,492,267        $  10,665,259
                                                                                     =============        =============


                       See Notes to Financial Statements.

                        Houston Lighting & POWER COMPANY
                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                 ---------------------------------
                                                                                     1996                 1995
                                                                                 ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    146,085         $    192,217

   Adjustments to reconcile net income to net
          cash provided by operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .         257,811              215,874
      Amortization of nuclear fuel  . . . . . . . . . . . . . . . . . . . . .          14,895               13,912
      Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . .           7,550               40,933
      Investment tax credits  . . . . . . . . . . . . . . . . . . . . . . . .          (9,728)              (9,715)
      Allowance for other funds used during
          construction  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,182)              (4,643)
      Fuel cost (refund) and over/(under) recovery
          - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (89,988)             (83,337)
      Changes in other assets and liabilities:
          Accounts receivable - net . . . . . . . . . . . . . . . . . . . . .           3,661               (2,418)
          Material and supplies . . . . . . . . . . . . . . . . . . . . . . .           5,093                 (527)
          Fuel stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,496)              (8,901)
          Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .          39,377               (5,975)
          Interest and taxes accrued  . . . . . . . . . . . . . . . . . . . .         (64,075)             (41,876)
          Other current liabilities . . . . . . . . . . . . . . . . . . . . .          (1,405)              (3,311)
          Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,920)              72,415
                                                                                 ------------         ------------
              Net cash provided by operating activities . . . . . . . . . . .         296,678              374,648
                                                                                 ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital and nuclear fuel expenditures
      (including allowance for borrowed funds
      used during construction)   . . . . . . . . . . . . . . . . . . . . . .        (153,079)            (218,151)
   Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,498)              (6,940)
                                                                                 ------------         ------------
              Net cash used in investing activities . . . . . . . . . . . . .        (157,577)            (225,091)
                                                                                 ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of matured bonds   . . . . . . . . . . . . . . . . . . . . . . . .        (150,000)
   Payment of dividends   . . . . . . . . . . . . . . . . . . . . . . . . . .        (177,771)            (183,057)
   Increase in notes payable  . . . . . . . . . . . . . . . . . . . . . . . .         245,725
   Redemption of preferred stock    . . . . . . . . . . . . . . . . . . . . .         (51,400)             (91,400)
   Extinguishment of long-term debt   . . . . . . . . . . . . . . . . . . . .         (85,263)             (20,273)
   Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,406                3,709
                                                                                 ------------         ------------
              Net cash used in financing activities . . . . . . . . . . . . .        (214,303)            (291,021)
                                                                                 ------------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .         (75,202)            (141,464)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . .          75,851              235,867
                                                                                 ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . .    $        649         $     94,403
                                                                                 ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
- ------------------------------------------------

   Cash Payments:
      Interest (net of amounts capitalized)   . . . . . . . . . . . . . . . .    $    120,487         $    123,563
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          68,088               34,974


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                        STATEMENTS OF RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)


                                                     Three Months Ended                      Six Months Ended
                                                           June 30,                               June 30,
                                               -------------------------------         ------------------------------
                                                   1996                1995                1996              1995
                                               -----------         -----------         -----------        -----------
Balance at Beginning of
    Period  . . . . . . . . . . . . . . .      $ 2,057,649         $ 2,104,768         $ 2,150,086        $ 2,153,109

Net Income for the Period . . . . . . . .          149,640             149,323             146,085            192,217
                                               -----------         -----------         -----------        -----------

    Total   . . . . . . . . . . . . . . .        2,207,289           2,254,091           2,296,171          2,345,326
                                               -----------         -----------         -----------        -----------

Deductions - Cash Dividends:

    Preferred   . . . . . . . . . . . . .            5,313               7,450              11,945             16,435

    Common  . . . . . . . . . . . . . . .           82,250              82,250             164,500            164,500
                                               -----------         -----------         -----------        -----------

         Total  . . . . . . . . . . . . .           87,563              89,700             176,445            180,935
                                               -----------         -----------         -----------        -----------

Balance at End of Period  . . . . . . . .      $ 2,119,726         $ 2,164,391         $ 2,119,726        $ 2,164,391
                                               ===========         ===========         ===========        ===========


                       See Notes to Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      AND

                        HOUSTON LIGHTING & POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS


 (1)     GENERAL

         The interim financial statements and notes (Interim Financial Statements) contained in this Form 10-Q for the period ended June 30, 1996 (Form 10-Q) are unaudited and condensed. Certain notes and other information contained in the Combined Annual Report on Form 10-K (File Nos. 1-7629 and 1-3187) for the year ended December 31, 1995 (Form 10-K), of Houston Industries Incorporated (Company) and Houston Lighting & Power Company (HL&P) have been omitted in accordance with Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934.

         The information presented in the Interim Financial Statements should be read in combination with the information presented in the Form 10-K and the Combined Quarterly Report on Form 10-Q of the Company and HL&P for the quarter ended March 31, 1996 (First Quarter 10-Q).

(2)      CERTAIN CONTINGENCIES

         The following notes to the financial statements in the Form 10-K (as updated by the notes contained in this Form 10-Q and the First Quarter 10-Q ) are incorporated herein by reference: Note 1(b) (System of Accounts and Effects of Regulation), Note 2 (Jointly-Owned Nuclear Plant), Note 3 (Rate Matters), Note 4 (Investments in Foreign and Non-Regulated Entities) and Note 11 (Commitments and Contingencies).

(3)      JOINTLY-OWNED NUCLEAR PLANT

         In July 1996, HL&P and City Public Service Board of San Antonio (CPS) entered into a settlement agreement providing, among other things, for (i) the dismissal with prejudice of all pending arbitration claims and lawsuits between HL&P and CPS relating to the South Texas Project Electric Generating Station (South Texas Project), (ii) a cash payment by HL&P to CPS of $75 million (accrued in the quarter ended March 31, 1996), (iii) an agreement to support formation of a new operating company to replace HL&P as project manager for the South Texas Project and (iv) the execution of a 10-year joint operations agreement under which HL&P and CPS will share savings resulting from the joint dispatching of their respective generating assets in order to take advantage of each system's lower cost resources.

         Under the terms of the joint operations agreement entered into between CPS and HL&P, HL&P will guarantee CPS minimum annual savings of $10 million and a minimum cumulative savings of $150 million over the ten-year term of the agreement. Based on current forecasts and other assumptions regarding the combined operation of the two generating systems, HL&P anticipates that the savings resulting from joint operations will equal or exceed the minimum savings guaranteed under the joint operations agreement.

         For information regarding the settlement in April 1996 of a similar lawsuit filed by the City of Austin (Austin) against HL&P and a $13 million (after-tax) charge to earnings recorded in the first quarter of 1996 in connection with this settlement, see Notes 3 and 7(a) to the First Quarter 10-Q, which notes are incorporated herein by reference.

         As a result of the settlements of the CPS and Austin litigation, all litigation and arbitration claims formerly pending between HL&P and the other co-owners of the South Texas Project have been settled and dismissed with prejudice.

(4)      HI ENERGY

         Acquisition of Interest in Brazilian Electric Utility. In May 1996, a subsidiary of Houston Industries Energy, Inc. (HI Energy) acquired
         11.35 percent of the common shares of Light - Servicos de Eletricidade S.A. (Light), a publicly-held Brazilian corporation, for $392 million. Light is the operator under a 30-year concession agreement of an approximately 3,888 megawatt electric power generation, transmission and distribution system serving 28 municipalities in the state of Rio de Janeiro, Brazil. HI Energy acquired the shares as a bidder in the government-sponsored auction of 60 percent of Light's outstanding shares.

         Subsequent to the auction, the winning bidders, including a subsidiary of HI Energy, formed a consortium whose aggregate ownership interest of 50.44 percent represents a controlling interest in Light. The consortium, organized pursuant to a shareholders agreement dated as of May 27, 1996, is comprised of the direct share ownership interests held in Light by subsidiaries or affiliates of The AES Corporation (11.35 percent), Electricite de France (11.35 percent), HI Energy (11.35 percent), Companhia Sidercgica Nacional (7.25 percent), and Banco Nacional de Desenvolvimento Economico E Social (BNDES) (9.14 percent). Pursuant to the shareholders agreement, principal responsibilities for the various aspects of Light's business will be allocated among the parties. The HI Energy subsidiary will have the principal responsibility for all matters relating to Light's financial affairs.

         The Company has accounted for this transaction under purchase accounting and has recorded its investment and its interest in Light's operations since June 1, 1996, using the equity method. The effect of Light's income on the Company's net income is immaterial for the second quarter of 1996 and the six months ended June 30, 1996.

         Class B Shares of Edelap. On May 2, 1996, Houston Argentina S.A. (Houston Argentina), a subsidiary of HI Energy, purchased for approximately $55 million the Class B Shares of Empresa Distribuidora de la Plata S.A. (Edelap), an electric utility company operating in La Plata, Argentina, and surrounding regions. The Class B Shares of Edelap were sold by the Argentine government in a public auction. On May 28, 1996, Houston Argentina sold a portion of its Class B Shares to a third party for approximately $10 million. The remaining Class B Shares held by Houston Argentina constitute 32 percent of the capital stock of Edelap. Houston Argentina also owns indirectly through a holding company an additional 16.6 percent of the capital stock of Edelap, which shares were acquired in 1992 for $37 million. The Company has recorded its investment in Edelap using the equity method.

(5)      RATE CASE PROCEEDINGS

         In June 1996, the Supreme Court of Texas unanimously upheld the decision of the Public Utility Commission of Texas (Utility Commission) in Docket No. 8425 (HL&P's 1988 rate case) to include in HL&P's rate base $93 million in construction costs relating to the Malakoff project (a canceled lignite generation project). The Supreme Court also affirmed the Utility Commission's decision granting deferred accounting treatment for Unit No. 2 of the South Texas Project and the calculation of HL&P's federal income tax expenses without taking into account deductions for expenses paid by the Company's shareholders. As a result of this decision, HL&P's 1988 rate case has now become final.

         For information regarding the appeal of Docket No. 6668 (an inquiry into the prudence of the planning and construction of the South Texas Project), see Note 3(b) to the Form 10-K.

(6)      CAPITAL STOCK

         Company. At June 30, 1996 and December 31, 1995, the Company had 400,000,000 authorized shares of common stock, of which 247,690,618 and 248,316,710 shares, respectively, were outstanding as of such dates. Outstanding shares exclude (i) the unallocated shares of the Company's Employee Stock Ownership Plan (which as of June 30, 1996 and December 31, 1995 totaled 13,861,929 and 14,355,758, respectively) and
         (ii) 1,195,900 shares purchased by the Company as of June 30, 1996, under the common stock repurchase program described below. Earnings per common share for the Company are computed by dividing net income by the weighted average number of shares outstanding during the respective period.

         In June 1996, the Company announced that its Board of Directors had authorized the purchase of up to $150 million of the Company's common stock. It is anticipated that any purchases of common stock under the program would be effected over the next 12 months, subject to market conditions, available cash and alternative investment opportunities. The Company began repurchasing shares in mid-June 1996.

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

         On June 30, 1996 and December 31, 1995, HL&P had 10,000,000 authorized shares of preferred stock, of which 3,804,397 and 4,318,397 shares, respectively, were outstanding.

         In April 1996, HL&P redeemed 514,000 shares of its $9.375 cumulative preferred stock at a cost of approximately $53 million ($102.34375 per share, including accrued dividends). The redemption included 257,000 shares in satisfaction of mandatory sinking fund requirements and an additional 257,000 shares as an optional redemption.

(7)      LONG-TERM DEBT

         In January 1996, HL&P repaid upon maturity $100 million principal amount of its Collateralized Medium-Term Notes Series B and $10 million principal amount of its Collateralized Medium-Term Notes Series A, plus accrued interest on the two issues.

         In April 1996, HL&P repaid upon maturity $40 million principal amount of its 5 1/4% first mortgage bonds.

         In May 1996, HL&P redeemed all outstanding principal amounts of its 7 1/4% first mortgage bonds ($50,000,000) due February 1, 2001, at a redemption price of 100.42% (plus accrued interest) and 6 3/4% first mortgage bonds ($35,000,000) due April 1, 1998, at a redemption price of 100.15% (plus accrued interest).

(8)      SUBSEQUENT EVENT

         On August 11, 1996, the Company, HL&P and a newly formed Delaware subsidiary of the Company (HI Merger, Inc.) entered into an Agreement and Plan of Merger with NorAm Energy Corp. (NorAm). Under the merger agreement and assuming all necessary regulatory and shareholder approvals, the Company would merge with and into HL&P and the currently outstanding stock of the Company would become the common stock of HL&P, which would be renamed "Houston Industries Incorporated" (HII). NorAm would merge with and into HI Merger, Inc. and would become a wholly owned subsidiary of HII. Consideration for the purchase of NorAm shares will be a combination of cash and shares of HII common stock. The transaction is valued at $3.8 billion, consisting of $2.4 billion for NorAm's common stock and equivalents and $1.4 billion of NorAm debt. For information regarding the Agreement and Plan of Merger, see the Company and HL&P's current report on Form 8-K dated August 11, 1996, which report is incorporated herein by reference.

(9)      INTERIM PERIOD RESULTS: RECLASSIFICATIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in combination with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Form 10-K, the financial statements and notes contained in Item 8 of the Form 10-K, the First Quarter 10-Q and the Interim
Financial Statements.   Statements contained in this Form 10-Q that are not
historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements are expectations as to future economic performance and are not statements of fact. Actual results might differ materially from those projected in these statements. Important factors that could cause future results to differ include the effects of competition, legislative and regulatory changes, fluctuations in the weather and changes in the economy as well as other factors discussed in this and the Company's and HL&P's other filings with the Securities and Exchange Commission.

                             AGREEMENT AND PLAN OF
                                     MERGER

     On August 11, 1996, the Company, HL&P and a newly formed Delaware subsidiary of the Company (HI Merger, Inc.) entered into an Agreement and Plan of Merger with NorAm Energy Corp. (NorAm). Under the merger agreement and assuming all necessary regulatory and shareholder approvals, the Company would merge with and into HL&P, which would be renamed "Houston Industries Incorporated" (HII). NorAm would merge with and into HI Merger, Inc. and would become a wholly owned subsidiary of HII. Consideration for the purchase of NorAm shares will be a combination of cash and shares of HII common stock. The transaction is valued at $3.8 billion, consisting of $2.4 billion for NorAm's common stock and equivalents and $1.4 billion of NorAm debt. For information regarding the merger, reference is made to Note 8 to the Interim Financial Statements and the Company and HL&P's Combined Report on Form 8-K dated August 11, 1996, which report is incorporated herein by reference. The Company anticipates that the cash portion of the merger will be financed initially through a combination of internally generated funds, commercial paper and bank debt, with eventual refinancing in the capital markets possible.

                             RESULTS OF OPERATIONS

                                    COMPANY

         A summary of selected financial data for the Company and its subsidiaries is set forth below:


                                                                   Three Months Ended
                                                                        June 30,                Percent
                                                                  1996           1995            Change
                                                                ----------    ----------         ------
                                                                 (Thousands of Dollars)
         Revenues . . . . . . . . . . . . . . . . . . . . .     $1,113,763    $  989,843           13
         Operating Expenses . . . . . . . . . . . . . . . .        827,483       706,049           17
         Operating Income . . . . . . . . . . . . . . . . .        286,280       283,794            1
         Other Income (Expense) . . . . . . . . . . . . . .         12,526        (4,788)         ---
         Interest and Other Charges . . . . . . . . . . . .         82,973        80,037            4
         Income Taxes . . . . . . . . . . . . . . . . . . .         70,499        65,709            7
         Net Income   . . . . . . . . . . . . . . . . . . .        145,334       133,260            9


                                                                    Six Months Ended
                                                                        June 30,                Percent
                                                                  1996          1995             Change
                                                                ----------    ----------         ------
                                                                  (Thousands of Dollars)
         Revenues . . . . . . . . . . . . . . . . . . . . .     $1,938,184    $1,745,081           11
         Operating Expenses . . . . . . . . . . . . . . . .      1,514,437     1,346,134           13
         Operating Income . . . . . . . . . . . . . . . . .        423,747       398,947            6
         Other Income (Expense) . . . . . . . . . . . . . .        (72,675)       (4,270)         ---
         Interest and Other Charges . . . . . . . . . . . .        161,889       161,432          ---
         Income Taxes . . . . . . . . . . . . . . . . . . .         60,589        76,136          (20)
         Income from Continuing Operations  . . . . . . . .        128,594       157,109          (18)
         Gain from Discontinued Operations  . . . . . . . .                       90,607          ---
         Net Income   . . . . . . . . . . . . . . . . . . .        128,594       247,716          (48)



         The Company had consolidated earnings per share of $.58 for the second quarter of 1996 compared to consolidated earnings per share of $.54 for the second quarter of 1995. The increase in 1996 second quarter earnings was primarily the result of after-tax dividend income of approximately $9 million from the Company's investment in Time Warner Inc. (Time Warner) equity securities. In addition, second quarter earnings benefited from increased residential and commercial kilowatt-hour (KWH) sales at HL&P, the Company's principal subsidiary.

         The Company's consolidated earnings for the six months ended June 30, 1996, were $.52 per share compared to $1.00 per share for the same period in 1995. Earnings for the first six months of 1996 included a $62 million, or $.25 per share, after-tax charge recorded in the first quarter of 1996 in connection with the settlement of litigation claims relating to the South Texas Project, while 1995 earnings included a one-time gain of $91 million, or $.37 per share, recorded in the first quarter of 1995 in connection with the sale of the Company's cable television subsidiary. Excluding the effects of these items and a $3.1 million after-tax charge to earnings recorded in the first quarter of 1996 with respect to HI Energy's two waste tire-to-energy projects, the Company's consolidated income from continuing operations for the first six months of 1996 would have been $.78 per share, and its consolidated income from continuing operations for the first six months of 1995 would have been $.63 per share. This 24 percent increase in earnings per share reflects increased KWH sales at HL&P and the Company's after-tax dividend income from its investment in Time Warner equity securities.


                                      HL&P


         A summary of selected financial data for HL&P is set forth below:


                                                                   Three Months Ended
                                                                        June 30,                Percent
                                                                   1996          1995            Change
                                                                ----------    ----------         ------
                                                                (Thousands of Dollars)
         Base Revenues (1)  . . . . . . . . . . . . . . . . .   $  742,313    $  706,001            5
         Reconcilable Fuel Revenues (2) . . . . . . . . . . .      357,658       272,224           31
         Operating Expenses (3) . . . . . . . . . . . . . . .      889,091       760,806           17
         Operating Income (3) . . . . . . . . . . . . . . . .      210,880       217,419           (3)
         Other Income (Expense) . . . . . . . . . . . . . . .       (1,599)       (7,041)         (77)
         Interest Charges . . . . . . . . . . . . . . . . . .       59,641        61,055           (2)
         Income After Preferred Dividends . . . . . . . . . .      144,327       141,873            2


                                                                    Six Months Ended
                                                                        June 30,                Percent
                                                                   1996          1995            Change
                                                                ----------    ----------         ------
                                                                 (Thousands of Dollars)
         Base Revenues (1)  . . . . . . . . . . . . . . . .     $1,294,647    $1,230,012            5
         Reconcilable Fuel Revenues (2) . . . . . . . . . .        617,289       494,379           25
         Operating Expenses (3) . . . . . . . . . . . . . .      1,581,402     1,402,406           13
         Operating Income (3) . . . . . . . . . . . . . . .        330,534       321,985            3
         Other Income (Expense) . . . . . . . . . . . . . .        (65,578)       (5,865)         ---
         Interest Charges . . . . . . . . . . . . . . . . .        118,871       123,903           (4)
         Income After Preferred Dividends . . . . . . . . .        134,140       175,782          (24)

         (1)     Includes miscellaneous revenues, certain non-reconcilable fuel revenues and certain purchased power related revenues.
         (2)     Includes revenues collected through a fixed fuel factor net of adjustment for over/under recovery. See "Operating Revenues and Sales" below.
         (3)     Includes income taxes.

      In the second quarter of 1996, HL&P's income after preferred dividends was $144 million compared to $142 million in the second quarter of 1995. The $2 million increase in income in the second quarter of 1996 reflects increased electric sales partially offset by increased depreciation and amortization expenses related to HL&P's investments in the South Texas Project and certain lignite reserves as described below under " -- Other Operating Expenses."

      HL&P's income after preferred dividends for the first six months of 1996 was $134 million compared to $176 million for the same period in 1995. The $42 million decrease in HL&P's first six months income after preferred dividends was primarily the result of the $62 million, or $.25 per share, after-tax charge to earnings recorded in connection with the settlement of South Texas Project litigation claims. Excluding this $62 million charge to earnings, HL&P's income after preferred dividends for the first six months of 1996 would have been $196 million compared to $176 million for the comparable 1995 period. This increase primarily reflects increased KWH sales, as described below.

OPERATING REVENUES AND SALES

         HL&P's second quarter 1996 base revenues benefited from an 8 percent increase in residential KWH sales and a 2 percent increase in commercial KWH sales compared to the second quarter of 1995. Residential and commercial KWH sales for the first six months of 1996 increased 12 percent and 4 percent, respectively, compared to the same period in 1995. Weather was a major factor in the increase of KWH sales. Other factors contributing to increased sales were continued customer growth and increased electricity usage per customer.

         Reconcilable fuel revenues are revenues that are collected through a fixed fuel factor. These revenues are adjusted monthly to equal certain related fuel and purchased power expenses; therefore, such revenues and expenses have no effect on earnings unless such fuel costs are determined not to be recoverable. For information regarding the recovery of fuel costs, see "Business of HL&P -- Fuel -- Recovery of Fuel Costs" in Item 1 of the Form 10-K.

FUEL AND PURCHASED POWER EXPENSES

         HL&P's fuel expense for the second quarter and first six months of 1996 increased $62 million and $76 million, respectively, compared to the comparable 1995 periods. The average cost of fuel for the second quarter and first six months of 1996 was $2.01 per million British Thermal Units (MMBtu) and $1.87 per MMBtu, respectively, compared to $1.66 per MMBtu and $1.65 per MMBtu for the comparable 1995 periods. Fuel costs increased due to an increase in the unit cost of gas (the average cost of which was $2.28 per MMBtu for the second quarter of 1996 and $2.24 per MMBtu for the first six months of 1996 compared to $1.72 and $1.71, respectively, for the comparable periods in 1995).

         Purchased power expense increased $23 million and $36 million, respectively, for the second quarter and first six months of 1996 compared to the comparable 1995 periods as a result of increased energy purchases, primarily reflecting the increase in electric sales. The increase in purchased power expense for the first six months of 1996 was partially offset by a decrease in firm capacity costs resulting from the renegotiation of a purchased power contract in April 1995.

OTHER OPERATING EXPENSES

         Operations expense for the second quarter and the first six months of 1996 increased $7 million and $6 million, respectively, compared to the same periods in 1995. The increase in operations expense was primarily attributable to an increase in municipal franchise payments, which were lower during the first six months of 1995 because of the effects of a $112 million refund of reconcilable fuel revenues in April of that year.

         Maintenance expense for the second quarter of 1996 and the first six months of 1996 increased $13 million and $9 million, respectively, compared to the comparable 1995 periods. Increased maintenance expense for the second quarter of 1996 was primarily the result of a scheduled refueling outage at Unit No. 1 of the South Texas Project. Scheduled outages at the W.A. Parish and P.H. Robinson generation stations and increases in general plant maintenance contributed to the increase for the second quarter and first six months of 1996. In addition, an outage at the W.A. Parish generation station scheduled to occur in the first six months of 1995 did not occur until the second quarter of 1996.

         Depreciation and amortization expense increased $17 million and $42 million during the second quarter and first six months of 1996, respectively, compared to the comparable 1995 periods. This increase reflects HL&P's decision to write down a portion of its investment in the

South Texas Project ($12.5 million for the second quarter 1996 and $25 million for the first six months of 1996 compared to $7 million for both periods in
1995) as permitted under the settlement of HL&P's 1995 rate case (Docket No. 12065). In addition, HL&P began amortization in 1996 of its investment in certain lignite reserves at a rate of approximately $22 million per year (amounting to $5.5 million in the second quarter 1996 and $11 million for the first six months of 1996). The increase in depreciation and amortization expense for the second quarter and first six months of 1996 also included amortization of HL&P's 1995 early retirement program and increased plant depreciation expense.

         For information regarding the settlement of HL&P's most recent rate case and its ongoing effects on HL&P's results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Earnings of the Company and HL&P - Rate Matters and Other Contingencies" in Item 7 of the Form 10-K and Note 3(a) to the financial statements in the Form 10-K.

         Taxes other than income taxes decreased by $8 million for the first six months of 1996 compared to the same period in 1995 primarily due to reduced property tax assessments.


                        LIQUIDITY AND CAPITAL RESOURCES

                                    COMPANY

GENERAL

         The Company's net cash provided by operating activities for the first six months of 1996 totaled $276 million. Net cash used in the Company's investing activities for the first six months of 1996 totaled $614 million, primarily due to equity investments in foreign utilities as well as electric capital and nuclear fuel expenditures. The Company's financing activities for the first six months of 1996 resulted in a net cash inflow of $332 million. The Company's primary financing activities were payment of matured HL&P bonds, payment of dividends on the Company's common stock, redemption of HL&P preferred stock, the purchase of common stock under the Company's repurchase program, and extinguishment of long-term debt funded by an increase in notes payable in the form of commercial paper.

SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

         As of June 30, 1996, the Company had approximately $584 million of commercial paper outstanding, which is supported by bank credit facilities of $750 million (exclusive of bank credit facilities of subsidiaries).

         During the second quarter of 1996, the Company purchased 1,195,900 shares of its common stock for $27 million. The purchases were financed by short-term borrowings. For additional information on the Company's common stock repurchase program, see Note 6 to the Interim Financial Statements.

         In the second quarter of 1996, a subsidiary of HI Energy purchased
11.35 percent of the common shares of Light - Servicos de Eletricidade S.A. (Light), a Brazilian electric utility, for approximately $392 million. HI Energy obtained the funds to purchase the shares of Light from the Company. Although it is HI Energy's goal to refinance a portion of the acquisition costs of Light on a non-recourse basis, no assurance can be given that such financing will be available on commercially acceptable terms. In the second quarter of 1996, a subsidiary of HI Energy acquired for approximately $45 million an additional 32 percent of the capital stock of Edelap, an Argentine utility.
For information regarding these acquisitions, see Note 4 to the Interim Financial Statements.

         In the fourth quarter of 1996, the Company will be required to redeem $200 million of its debentures. Based on current market conditions, the Company intends to fund this redemption requirement using short-term borrowings or other external sources. The $200 million in debentures are recorded as current portion of long-term debt and preferred stock on the Company's Consolidated Balance Sheet.

RATIOS OF EARNINGS TO FIXED CHARGES

         The Company's ratios of earnings to fixed charges for the six and twelve months ended June 30, 1996, were 2.12 and 2.61, respectively. The Company believes that the ratio for the six-month period is not necessarily indicative of the ratio for a twelve-month period due to the seasonal nature of HL&P's business.

                                      HL&P

GENERAL

         HL&P's net cash provided by operating activities for the first six months of 1996 totaled $297 million. Net cash used in HL&P's investing activities for the first six months of 1996 totaled $158 million. HL&P's capital and nuclear fuel expenditures (excluding allowance for funds used during construction) for the first six months of 1996 totaled $152 million out
of the $387 million annual budget.   HL&P's financing activities for the first
six months of 1996 resulted in a net cash outflow of approximately $214 million attributable to the payment of dividends, the extinguishment of long-term debt, the repayment of matured long-term debt, and the redemption of preferred stock (all of which exceeded the increase in short-term borrowings).

SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

         As of June 30, 1996, HL&P had approximately $246 million of commercial paper outstanding. HL&P's commercial paper borrowings are supported by a bank line of credit of $400 million.

         In January 1996, HL&P repaid at maturity an aggregate principal amount of $110 million (plus accrued interest) of two series of its collateralized medium term notes. In April 1996, HL&P redeemed 514,000 shares of its $9.375 series of preferred stock. In May 1996, HL&P repaid upon maturity $40 million principal amount of its 5 1/4% first mortgage bonds due April 1, 1996, and redeemed all outstanding principal amounts of its 6 3/4% first mortgage bonds due April 1, 1998, and its 7 1/4% first mortgage bonds due February 1, 2001. For additional information regarding these repurchases and redemptions, see
Note 7 to the Interim Financial Statements.

RATIOS OF EARNINGS TO FIXED CHARGES

         HL&P's ratios of earnings to fixed charges for the six and twelve months ended June 30, 1996 were 2.81 and 3.59, respectively. HL&P's ratios of earnings to fixed charges and preferred dividends for the six and twelve months ended June 30, 1996, were 2.45 and 3.12, respectively. HL&P believes that the ratios for the six-month period are not necessarily indicative of the ratios for a twelve-month period due to the seasonal nature of HL&P's business.


                         RECENT REGULATORY DEVELOPMENTS

         On June 24, 1996, HL&P and other Texas electric utilities were required to file estimates of their "Excess Cost Over Market" (ECOM) (sometimes referred to as "stranded cost investment"). The Utility Commission intends to use the information derived from these filings in connection with the preparation of a report to the Texas legislature on methods or procedures for quantifying the magnitude of stranded investment, procedures for allocating costs and the acceptable methods of recovering stranded costs. Based on the assumptions, economic models and methodologies established by the Utility Commission for purposes of this report, HL&P filed estimates of ECOM in response to 54 scenarios requested by the Utility Commission. The estimates vary by as much as $7 billion (including one scenario resulting in an estimated ECOM of $6.7 billion and another scenario resulting in an estimated ECOM of negative $300 million). HL&P has filed a motion arguing that the Utility Commission's assumptions do not adequately capture the range of uncertainty in this matter and that, based on other scenarios, HL&P's ECOM could vary within a range of $10 billion. The calculation of ECOM is dependent on a number of factors (future electric prices, generating needs, the timing of deregulation, etc.); therefore, no assurance can be given that any estimates regarding ECOM will ultimately prove to be accurate.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         For a description of legal proceedings affecting the Company and its subsidiaries, including HL&P and HI Energy, reference is made to the information set forth in Item 3 of the Form 10-K and Notes 2(b), 3 and 4(c) to the financial statements in the Form 10-K, which information, as qualified and updated by the description of developments in regulatory and litigation matters contained in Note 7(a) to the financial statements in the First Quarter 10-Q and Note 3 of the Notes to the Interim Financial Statements included in Part I of this Report, is incorporated herein by reference.

         In February 1996, the City of Wharton, on behalf of itself and certain incorporated municipalities, filed a lawsuit against HL&P and Houston Industries Finance Co., a wholly-owned subsidiary of the Company, seeking to recover amounts allegedly owed to such municipalities pursuant to municipal franchise agreements. The case is now pending in a district court in Harris County (Cause No. 96-016613, 127th Judicial District of Harris County, Texas), which has certified the case as a class action. HL&P has appealed that ruling to the First Court of Appeals in Houston and is awaiting a ruling from that court. The plaintiff cities contend that HL&P has underpaid franchise fees under its franchise agreement primarily by failing to make payments on revenues received from activities other than the sale of electricity, a claim HL&P vigorously disputes. Although the plaintiff cities have not specified the damages sought, one of their witnesses during a hearing alleged that damages could range as high as $220 million. The Company and HL&P believe that the claims asserted by the cities are without merit and intend to vigorously contest the lawsuit, though no assurance can be given as to the ultimate outcome of this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         Company

         At the annual meeting of the Company's shareholders held on May 22, 1996, the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to such matters (including a separate tabulation with respect to each nominee for office) were as stated below:

         For Item 1, the election of five nominees for Class III directors to serve three-year terms expiring in 1999:

                                                         For          Against or Withheld    Broker Non-Vote
                                                        -----         -------------------    ---------------
                 James A. Baker, III                 224,493,738            6,610,208                0
                 Richard E. Balzhiser                226,386,244            4,717,702                0
                 Howard W. Horne                     226,536,810            4,567,136                0
                 Don D. Jordan                       226,601,535            4,502,411                0
                 Kenneth L. Schnitzer, Sr.           225,308,509            5,795,437                0

                 On July 19, 1996, Mr. Schnitzer resigned from the Board of Directors of the Company.

                 For Item 2, the adoption of the Houston Industries Incorporated Stock Plan for Outside Directors:


                     For           Against         Abstain      Broker Non-Vote
                 -----------      ----------      ---------     ---------------
                 200,170,339      24,693,871      6,238,333          1,403

                 For Item 3, the ratification of the appointment of Deloitte & Touche LLP as independent accountants and auditors for the Company for 1996:

                     For           Against         Abstain      Broker Non-Vote
                 -----------      ---------       ---------     ---------------
                 226,641,726      3,076,347       1,385,873            0
HL&P

                 The annual shareholder meeting of HL&P was held on May 22, 1996. Houston Industries Incorporated, the owner and holder of all of the outstanding Class A voting common stock of HL&P, by the duly authorized vote of its Chairman and Chief Executive Officer, Don D. Jordan, elected the following Board of Directors for the ensuing year or until their successors shall have qualified:

                 William T. Cottle, Jack D. Greenwade, Lee W. Hogan, Don D. Jordan, Hugh Rice Kelly, David M. McClanahan, Stephen W. Naeve, R. Steve Letbetter, Stephen C. Schaeffer, Robert L. Waldrop.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. (Exhibits designated by an asterisk (*) are incorporated herein by reference to a separate filing as indicated.)

         Houston Industries Incorporated:

        *Exhibit 2 -              Agreement and Plan of Merger among the
                                  Company, HL&P, HI Merger, Inc. and NorAm dated August 11, 1996 (incorporated by reference to Exhibit 2 to the Company and HL&P's Report on Form 8-K dated August 11,
                                  1996).

         Exhibit 3 -              Amended and Restated Bylaws of the Company
                                  (as of May 22, 1996).

         Exhibit 10(a) -          Seventh Amendment to the Executive Incentive
                                  Compensation Plan of the Company (As Amended and Restated Effective January 1, 1991) effective January 1, 1996.

         Exhibit 10(b) -          Sixth Amendment to the Deferred Compensation
                                  Plan of the Company (As Established Effective
                                  September 1, 1985) effective December 1,
                                  1995.

         Exhibit 10(c) -          Sixth Amendment to the Deferred Compensation
                                  Plan of the Company (As Amended and Restated
                                  Effective January 1, 1989) effective December
                                  1, 1995.

         Exhibit 10(d) -          Seventh Amendment to the Deferred
                                  Compensation Plan of the Company (As Amended and Restated Effective January 1, 1991) effective December 1, 1995.

         Exhibit 11 -             Computation of Earnings per Common Share and
                                  Common Equivalent Share.

         Exhibit 12 -             Computation of Ratios of Earnings to Fixed
                                  Charges.

         Exhibit 27 -             Financial Data Schedule.

         Exhibit 99(a) -          Notes 1(b), 2, 3, 4 and 11 to the Financial
                                  Statements included on pages 57, 59 through 64 and 73 through 74 of the Form 10-K.

         Exhibit 99(b) -          Notes 3, 7(a) and 7(b) to the Financial
                                  Statements included on pages 13, 14 and 15 of the First Quarter Form 10-Q.

         *Exhibit 99(c) -         Houston Industries Incorporated Savings Plan
                                  (As Amended and Restated Effective July 1,
                                  1995) (incorporated by reference to Exhibit
                                  99(c) to the Company's Report on Form 10-Q for the quarter ended March 31, 1995).

         *Exhibit 99(d) -         First Amendment to the Houston Industries
                                  Incorporated Savings Plan (As Amended and
                                  Restated Effective July 1, 1995) effective
                                  June 30, 1995 (incorporated by reference to
                                  Exhibit 99(g) to the Company's Report on Form
                                  10-Q for the quarter ended June 30, 1995.)

         Exhibit 99(e) -          Second Amendment to the Savings Plan (As
                                  Amended and Restated Effective July 1, 1995) effective August 1, 1996.

         Houston Lighting & Power Company:

         *Exhibit 2 -             Agreement and Plan of Merger among the
                                  Company, HL&P, HI Merger, Inc. and NorAm dated August 11, 1996 (incorporated by reference to Exhibit 2 to the Company and HL&P's Report on Form 8-K dated August 11,
                                  1996).

         Exhibit 3 -              Amended and Restated Bylaws of HL&P (as of
                                  June 5, 1996).

         *Exhibit 10(a) -         Seventh Amendment to the Executive Incentive
                                  Compensation Plan of the Company (As Amended and Restated Effective January 1, 1991) effective January 1, 1996 (incorporated by reference to Exhibit 10(a) to the Company's
                                  Report on Form 10-Q for the quarter ended
                                  June 30, 1996, File No. 1-7629).

         *Exhibit 10(b) -         Sixth Amendment to the Deferred Compensation
                                  Plan of the Company (As Established Effective
                                  September 1, 1985) effective December 1, 1995
                                  (incorporated by reference to Exhibit 10(b) to the Company's Report on Form 10-Q for the quarter ended June 30, 1996, File No.
                                  1-7629).

         *Exhibit 10(c) -         Sixth Amendment to the Deferred Compensation
                                  Plan of the Company (As Amended and Restated
                                  Effective January 1, 1989) effective December
                                  1, 1995 (incorporated by reference to Exhibit
                                  10(c) to the Company's Report on Form 10-Q for the quarter ended June 30, 1996, File No.
                                  1-7629).

         *Exhibit 10(d) -         Seventh Amendment to the Deferred
                                  Compensation Plan of the Company (As Amended and Restated Effective January 1, 1991) effective December 1, 1995 (incorporated by reference to Exhibit 10(d) to the Company's
                                  Report on Form 10-Q for the quarter ended
                                  June 30, 1996, File No. 1-7629).

         Exhibit 12 -             Computation of Ratios of Earnings to Fixed
                                  Charges and Ratios of Earnings to Fixed
                                  Charges and Preferred Dividends.

         Exhibit 27 -             Financial Data Schedule.

         Exhibit 99(a) -          Notes 1(b), 2, 3, 4 and 11 to the Financial
                                  Statements included on pages 57, 59 through 64 and 73 through 74 of the Form 10-K.

         Exhibit 99(b) -          Notes 3, 7(a) and 7(b) to the Financial
                                  Statements included on pages 13, 14 and 15 of the First Quarter Form 10-Q.

(b)      Reports on Form 8-K.

         Report on Form 8-K of the Company and HL&P dated August 11, 1996.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HOUSTON INDUSTRIES INCORPORATED
                                                (Registrant)




                                          /s/ Mary P. Ricciardello
                                       -------------------------------
                                            Mary P. Ricciardello
                                       Vice President and Comptroller
                                       (Principal Accounting Officer)





Date:  August 13, 1996

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HOUSTON LIGHTING & POWER COMPANY
                                                (Registrant)



                                          /s/ Mary P. Ricciardello
                                       -------------------------------
                                            Mary P. Ricciardello
                                       Vice President and Comptroller
                                       (Principal Accounting Officer)







Date:  August 13, 1996

                               INDEX TO EXHIBITS



         Houston Industries Incorporated:

        *Exhibit 2 -        Agreement and Plan of Merger among the Company,
                            HL&P, HI Merger, Inc. and NorAm dated August 11,
                            1996 (incorporated by reference to Exhibit 2 to the Company and HL&P's Report on Form 8-K dated
                            August 11, 1996).

         Exhibit 3 -        Amended and Restated Bylaws of the Company (as of
                            May 22, 1996).

         Exhibit 10(a) -    Seventh Amendment to the Executive Incentive
                            Compensation Plan of the Company (As Amended and
                            Restated Effective January 1, 1991) effective
                            January 1, 1996.

         Exhibit 10(b) -    Sixth Amendment to the Deferred Compensation Plan
                            of the Company (As Established Effective September
                            1, 1985) effective December 1, 1995.

         Exhibit 10(c) -    Sixth Amendment to the Deferred Compensation Plan
                            of the Company (As Amended and Restated Effective
                            January 1, 1989) effective December 1, 1995.

         Exhibit 10(d) -    Seventh Amendment to the Deferred Compensation Plan
                            of the Company (As Amended and Restated Effective
                            January 1, 1991) effective December 1, 1995.

         Exhibit 11 -       Computation of Earnings per Common Share and Common
                            Equivalent Share.

         Exhibit 12 -       Computation of Ratios of Earnings to Fixed Charges.

         Exhibit 27 -       Financial Data Schedule.

         Exhibit 99(a) -    Notes 1(b), 2, 3, 4 and 11 to the Financial
                            Statements included on pages 57, 59 through 64 and 73 through 74 of the Form 10-K.

         Exhibit 99(b) -    Notes 3, 7(a) and 7(b) to the Financial Statements
                            included on pages 13, 14 and 15 of the First
                            Quarter Form 10-Q.

         *Exhibit 99(c) -   Houston Industries Incorporated Savings Plan (As
                            Amended and Restated Effective July 1, 1995)
                            (incorporated by reference to Exhibit 99(c) to the Company's Report on Form 10-Q for the quarter ended
                            March 31, 1995).

         *Exhibit 99(d) -   First Amendment to the Houston Industries
                            Incorporated Savings Plan (As Amended and Restated
                            Effective July 1, 1995) effective June 30, 1995
                            (incorporated by reference to Exhibit 99(g) to the Company's Report on Form 10-Q for the quarter ended
                            June 30, 1995.)

         Exhibit 99(e) -    Second Amendment to the Savings Plan (As Amended
                            and Restated Effective July 1, 1995) effective
                            August 1, 1996.

         Houston Lighting & Power Company:

        *Exhibit 2 -        Agreement and Plan of Merger among the Company,
                            HL&P, HI Merger, Inc. and NorAm dated August 11,
                            1996 (incorporated by reference to Exhibit 2 to the Company and HL&P's Report on Form 8-K dated
                            August 11, 1996).

         *Exhibit 10(a) -   Seventh Amendment to the Executive Incentive
                            Compensation Plan of the Company (As Amended and
                            Restated Effective January 1, 1991) effective
                            January 1, 1996 (incorporated by reference to
                            Exhibit 10(a) to the Company's Report on Form 10-Q for the quarter ended June 30, 1996, File No.
                            1-7629).

         *Exhibit 10(b) -   Sixth Amendment to the Deferred Compensation Plan
                            of the Company (As Established Effective September
                            1, 1985) effective December 1, 1995 (incorporated by reference to Exhibit 10(b) to the Company's
                            Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-7629).

         *Exhibit 10(c) -   Sixth Amendment to the Deferred Compensation Plan
                            of the Company (As Amended and Restated Effective
                            January 1, 1989) effective December 1, 1995
                            (incorporated by reference to Exhibit 10(c) to the Company's Report on Form 10-Q for the quarter ended
                            June 30, 1996, File No. 1-7629).

         *Exhibit 10(d) -   Seventh Amendment to the Deferred Compensation Plan
                            of the Company (As Amended and Restated Effective
                            January 1, 1991) effective December 1, 1995
                            (incorporated by reference to Exhibit 10(d) to the Company's Report on Form 10-Q for the quarter ended
                            June 30, 1996, File No. 1-7629).

         Exhibit 12 -       Computation of Ratios of Earnings to Fixed Charges
                            and Ratios of Earnings to Fixed Charges and Preferred Dividends.

         Exhibit 27 -       Financial Data Schedule.

         Exhibit 99(a) -    Notes 1(b), 2, 3, 4 and 11 to the Financial
                            Statements included on pages 57, 59 through 64 and 73 through 74 of the Form 10-K.

         Exhibit 99(b) -    Notes 3, 7(a) and 7(b) to the Financial Statements
                            included on pages 13, 14 and 15 of the First
                            Quarter Form 10-Q.