Form 10-Q
period 1996-09-30
HOUSTON INDUSTRIES INC; HOUSTON LIGHTING & POWER CO
filed 1996-11-14
CIK 202131, 48732

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes  X  No   .
                                                   ---   ---

As of October 31, 1996, Houston Industries Incorporated had 234,408,647 shares of common stock outstanding, including 13,463,173 ESOP shares not deemed outstanding for financial statement purposes and excluding 15,643,527 shares
held as treasury stock.   As of October 31, 1996, all 1,100 shares of Houston
Lighting & Power Company's common stock were held, directly or indirectly, by Houston Industries Incorporated.

     HOUSTON INDUSTRIES INCORPORATED AND HOUSTON LIGHTING & POWER COMPANY
                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

                               TABLE OF CONTENTS

Part I.          Financial Information                                                        Page No.
------           ---------------------                                                        --------
                 Item 1.      Financial Statements

                 Houston Industries Incorporated and Subsidiaries

                       Statements of Consolidated Income
                       Three Months and Nine Months Ended
                       September 30, 1996 and 1995                                                3

                       Consolidated Balance Sheets
                       September 30, 1996 and December 31, 1995                                   5

                       Statements of Consolidated Cash Flows
                       Nine Months Ended September 30, 1996 and 1995                              7

                       Statements of Consolidated Retained Earnings
                       Three Months and Nine Months Ended
                       September 30, 1996 and 1995                                                8

                       Notes to Consolidated Financial Statements                                14

                 Houston Lighting & Power Company

                       Statements of Income
                       Three Months and Nine Months Ended
                       September 30, 1996 and 1995                                                9

                       Balance Sheets
                       September 30, 1996 and December 31, 1995                                  10

                       Statements of Cash Flows
                       Nine Months Ended September 30, 1996 and 1995                             12

                       Statements of Retained Earnings
                       Three Months and Nine Months Ended
                       September 30, 1996 and 1995                                               13

                       Notes to Financial Statements                                             14

                 Item 2.      Management's Discussion and Analysis
                              of Financial Condition and Results of
                              Operations                                                         17

Part II.         Other Information
-------          -----------------

                 Item 1.      Legal Proceedings                                                  23

                 Item 6.      Exhibits and Reports on Form 8-K                                   23

                 Signatures                                                                      26

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                Three Months Ended                 Nine Months Ended
                                                                    September 30,                    September 30,
                                                              -----------------------           --------------------------
                                                                 1996         1995                 1996             1995
                                                              ----------   ----------           ----------       ---------
REVENUES:
   Electric utility   . . . . . . . . . . . . . . . . . .    $1,230,298        $1,171,789     $3,142,234       $2,896,180
   Other  . . . . . . . . . . . . . . . . . . . . . . . .        15,521            13,149         41,769           33,839
                                                             ----------        ----------     ----------       ----------
     Total  . . . . . . . . . . . . . . . . . . . . . . .     1,245,819         1,184,938      3,184,003        2,930,019
                                                             ----------        ----------     ----------       ----------
EXPENSES:
   Electric utility:
     Fuel   . . . . . . . . . . . . . . . . . . . . . . .        319,548          269,159        817,835          691,226
     Purchased power  . . . . . . . . . . . . . . . . . .         71,762           50,160        224,078          166,570
     Operation and maintenance  . . . . . . . . . . . . .        206,747          228,913        637,561          645,092
     Taxes other than income taxes  . . . . . . . . . . .         63,280           62,227        191,148          197,793
   Depreciation and amortization  . . . . . . . . . . . .        130,909          127,148        389,767          343,630
   Other operating expenses   . . . . . . . . . . . . . .         18,769           25,428         65,063           64,858
                                                              ----------       ----------     ----------       ----------
     Total  . . . . . . . . . . . . . . . . . . . . . . .        811,015          763,035      2,325,452        2,109,169
                                                              ----------       ----------     ----------       ----------
OPERATING INCOME  . . . . . . . . . . . . . . . . . . . .        434,804          421,903        858,551          820,850
                                                              ----------       ----------     ----------       ----------
OTHER INCOME (EXPENSE):
   Litigation settlements   . . . . . . . . . . . . . . .                                        (95,000)
   Time Warner dividend income  . . . . . . . . . . . . .         10,403            9,730         31,208            9,730
   Allowance for other funds used
     during construction  . . . . . . . . . . . . . . . .            911            1,676          3,093            6,319
   Other - net  . . . . . . . . . . . . . . . . . . . . .          8,561            4,176          7,899          (4,737)
                                                              ----------       ----------     ----------       ----------
     Total  . . . . . . . . . . . . . . . . . . . . . . .         19,875           15,582        (52,800)          11,312

INTEREST AND OTHER CHARGES:
   Interest on long-term debt   . . . . . . . . . . . . .         68,610           75,178        208,861          204,436
   Other interest   . . . . . . . . . . . . . . . . . . .         11,048            2,777         22,096           21,454
   Allowance for borrowed funds used
     during construction  . . . . . . . . . . . . . . . .           (583)            (943)       ( 1,939)          (3,881)
   Preferred dividends of subsidiary  . . . . . . . . . .          5,372            6,772         17,318           23,207
                                                              ----------       ----------     ----------       ----------
     Total  . . . . . . . . . . . . . . . . . . . . . . .         84,447           83,784        246,336          245,216
                                                              ----------       ----------     ----------       ----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . .        370,232          353,701        559,415          586,946

INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . .        130,208          117,840        190,797          193,976
                                                              ----------       ----------     ----------       ----------
INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . . .        240,024          235,861        368,618          392,970

DISCONTINUED OPERATIONS (NET OF INCOME
   TAXES):
   Gain on sale of cable television
     subsidiary   . . . . . . . . . . . . . . . . . . . .                         618,088                         708,695
                                                              ----------       ----------     ----------       ----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .     $  240,024       $  853,949     $  368,618       $1,101,665
                                                              ==========       ==========     ==========       ==========

                                  (continued)

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME

                                  (CONTINUED)

                                                                  Three Months Ended                Nine Months Ended
                                                                    September 30,                      September 30,
                                                              --------------------------        -------------------------
                                                                 1996             1995             1996             1995
                                                              ----------       ---------        ----------       --------
EARNINGS PER COMMON SHARE:

     CONTINUING OPERATIONS  . . . . . . . . . . . . . . .     $    0.98        $    0.95        $    1.49        $   1.59

     DISCONTINUED OPERATIONS - Gain on sale
         of cable television subsidiary . . . . . . . . .                           2.49                             2.86
                                                              ---------        ---------        ---------        --------
     EARNINGS PER COMMON SHARE  . . . . . . . . . . . . .     $    0.98        $    3.44        $    1.49        $   4.45
                                                              =========        =========        =========        ========
     DIVIDENDS DECLARED PER COMMON SHARE  . . . . . . . .     $   0.375        $   0.375        $   1.125        $  1.125

     WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING (000)  . . . . . . . . . . . . . . .       245,889          247,894          247,664         247,546



                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS




                                                                                  September 30,          December 31,
                                                                                      1996                   1995
                                                                                  -------------          -------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
   Electric plant:
      Plant in service  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  12,349,687          $  12,089,490
      Construction work in progress   . . . . . . . . . . . . . . . . . . . .           239,034                320,040
      Nuclear fuel  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           229,351                217,604
      Plant held for future use   . . . . . . . . . . . . . . . . . . . . . .            48,631                 48,631
   Other property   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           132,121                105,624
                                                                                  -------------          -------------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,998,824             12,781,389

   Less accumulated depreciation and amortization   . . . . . . . . . . . . .         4,237,624              3,916,540
                                                                                  -------------          -------------
            Property, plant and equipment - net . . . . . . . . . . . . . . .         8,761,200              8,864,849
                                                                                  -------------          -------------
CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .             7,698                 11,779
   Special deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                16                    433
   Accounts receivable - net  . . . . . . . . . . . . . . . . . . . . . . . .            33,675                 39,635
   Accrued unbilled revenues  . . . . . . . . . . . . . . . . . . . . . . . .            45,373                 59,017
   Time Warner dividends receivable   . . . . . . . . . . . . . . . . . . . .            10,313                 10,313
   Fuel stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            54,592                 59,699
   Materials and supplies, at average cost  . . . . . . . . . . . . . . . . .           134,053                138,007
   Prepayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            17,651                 18,562
                                                                                  -------------          -------------
            Total current assets  . . . . . . . . . . . . . . . . . . . . . .           303,371                337,445
                                                                                  -------------          -------------

OTHER ASSETS:
   Investment in Time Warner securities   . . . . . . . . . . . . . . . . . .         1,028,500              1,027,875
   Deferred plant costs - net   . . . . . . . . . . . . . . . . . . . . . . .           593,797                613,134
   Equity investments in and advances to foreign and
      non-regulated affiliates - net  . . . . . . . . . . . . . . . . . . . .           487,995                 41,395
   Deferred debits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           382,243                311,758
   Regulatory asset - net   . . . . . . . . . . . . . . . . . . . . . . . . .           220,700                228,587
   Recoverable project costs - net  . . . . . . . . . . . . . . . . . . . . .           202,010                232,775
   Unamortized debt expense and premium on
      reacquired debt   . . . . . . . . . . . . . . . . . . . . . . . . . . .           156,026                161,788
                                                                                  -------------          -------------
            Total other assets  . . . . . . . . . . . . . . . . . . . . . . .         3,071,271              2,617,312
                                                                                  -------------          -------------
               Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  12,135,842          $  11,819,606
                                                                                  =============          =============


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                                                September 30,           December 31,
                                                                                    1996                    1995
                                                                                -------------           ------------
CAPITALIZATION:
   Common Stock Equity:
      Common stock, no par value  . . . . . . . . . . . . . . . . . . . . . .   $   2,446,003           $  2,441,790
      Treasury stock, at cost   . . . . . . . . . . . . . . . . . . . . . . .        (205,901)
      Unearned ESOP shares  . . . . . . . . . . . . . . . . . . . . . . . . .        (255,627)              (268,405)
      Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .       2,046,237              1,953,672
      Unrealized loss on investment in Time Warner
          common securities . . . . . . . . . . . . . . . . . . . . . . . . .          (3,087)                (3,494)
                                                                                -------------           ------------
             Total common stock equity  . . . . . . . . . . . . . . . . . . .       4,027,625              4,123,563
                                                                                -------------           ------------
   Preference Stock, no par value, authorized
      10,000,000 shares; none outstanding

   Cumulative Preferred Stock of Subsidiary, no par
      value:
          Not subject to mandatory redemption . . . . . . . . . . . . . . . .         351,345                 351,345
          Subject to mandatory redemption . . . . . . . . . . . . . . . . . .                                  51,055
                                                                                -------------           -------------
             Total cumulative preferred stock . . . . . . . . . . . . . . . .         351,345                 402,400
                                                                                -------------           -------------
   Long-Term Debt:
      Debentures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         349,051                 348,913
      Long-term debt of subsidiaries:
          First mortgage bonds  . . . . . . . . . . . . . . . . . . . . . . .       2,704,848               2,979,293
          Pollution control revenue bonds . . . . . . . . . . . . . . . . . .           5,000                   4,426
          Other  . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . .           2,756                   5,790
                                                                                -------------           -------------
             Total long-term debt . . . . . . . . . . . . . . . . . . . . . .       3,061,655               3,338,422
                                                                                -------------           -------------
                 Total capitalization . . . . . . . . . . . . . . . . . . . .       7,440,625               7,864,385
                                                                                -------------           -------------
CURRENT LIABILITIES:
   Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         697,831                   6,300
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         120,862                 136,008
   Taxes accrued    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         280,031                 174,925
   Interest accrued   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          80,020                  79,380
   Dividends declared   . . . . . . . . . . . . . . . . . . . . . . . . . . .          95,057                  98,502
   Accrued liabilities to municipalities  . . . . . . . . . . . . . . . . . .          30,279                  20,773
   Customer deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          58,258                  61,582
   Current portion of long-term debt and preferred stock  . . . . . . . . . .         419,460                 379,451
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          52,409                  58,664
                                                                                -------------           -------------
             Total current liabilities  . . . . . . . . . . . . . . . . . . .       1,834,207               1,015,585
                                                                                -------------           -------------
DEFERRED CREDITS:
   Accumulated deferred income taxes  . . . . . . . . . . . . . . . . . . . .       2,062,338               2,067,246
   Unamortized investment tax credit  . . . . . . . . . . . . . . . . . . . .         377,561                 392,153
   Fuel-related credits   . . . . . . . . . . . . . . . . . . . . . . . . . .          86,655                 122,063
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         334,456                 358,174
                                                                                -------------           -------------
             Total deferred credits . . . . . . . . . . . . . . . . . . . . .       2,861,010               2,939,636
                                                                                -------------           -------------
COMMITMENTS AND CONTINGENCIES

                 Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  12,135,842           $  11,819,606
                                                                                =============           =============


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                         -----------------------------
                                                                                            1996                1995
                                                                                         ----------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income from continuing operations   . . . . . . . . . . . . . . . . . . . . . . .     $ 368,618          $ 392,970

    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . .       389,767            343,630
       Amortization of nuclear fuel   . . . . . . . . . . . . . . . . . . . . . . . .        24,261             21,892
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,127)            53,855
       Investment tax credit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (14,592)           (14,573)
       Allowance for other funds used during construction   . . . . . . . . . . . . .        (3,093)            (6,319)
       Fuel cost (refund) and over/(under) recovery - net   . . . . . . . . . . . . .      (119,442)          (133,484)
       Net cash provided by discontinued cable television
           operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           16,391
       Changes in other assets and liabilities:
           Accounts receivable and accrued unbilled revenues  . . . . . . . . . . . .        19,604            (96,091)
           Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,061             11,248
           Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,328            (17,347)
           Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (15,146)           (43,774)
           Interest and taxes accrued . . . . . . . . . . . . . . . . . . . . . . . .       105,746             75,645
           Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .           (73)            10,569
           Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,774             31,058
                                                                                         ----------         ----------
               Net cash provided by operating activities  . . . . . . . . . . . . . .       778,686            645,670
                                                                                         ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Electric capital and nuclear fuel expenditures (including
       allowance for borrowed funds used during construction)   . . . . . . . . . . .      (226,783)          (206,474)
    Non-regulated electric power project expenditures   . . . . . . . . . . . . . . .      (446,600)           (12,388)
    Corporate headquarters expenditures (including
       capitalized interest)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (7,185)           (78,828)
    Settlement of subsidiary debt in connection with sale
       of cable television subsidiary   . . . . . . . . . . . . . . . . . . . . . . .                          621,954
    Net cash used in discontinued cable television operations   . . . . . . . . . . .                          (47,601)
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (30,799)            (9,807)
                                                                                         ----------         ----------
               Net cash provided by(used in)investing
                  activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     ( 711,367)           266,856
                                                                                         ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (205,901)
    Proceeds from sale of first mortgage bonds  . . . . . . . . . . . . . . . . . . .                          142,988
    Payment of matured bonds  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (150,000)
    Redemption of preferred stock   . . . . . . . . . . . . . . . . . . . . . . . . .       (51,400)           (91,400)
    Payment of common stock dividends   . . . . . . . . . . . . . . . . . . . . . . .      (279,498)          (278,611)
    Increase/(decrease)in notes payable - net   . . . . . . . . . . . . . . . . . . .       691,531           (423,291)
    Extinguishment of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .       (85,263)          (174,140)
    Net cash used in discontinued cable television operations   . . . . . . . . . . .                          (40,798)
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,131              6,810
                                                                                         ----------         ----------
               Net cash used in financing activities  . . . . . . . . . . . . . . . .       (71,400)          (858,442)
                                                                                         ----------         ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . .        (4,081)            54,084

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . .        11,779             10,443
                                                                                         ----------         ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . . .    $    7,698         $   64,527
                                                                                         ==========         ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------

    Cash Payments:
       Interest (net of amounts capitalized)  . . . . . . . . . . . . . . . . .          $  221,641         $  261,292
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              91,867             61,691


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)


                                                       Three Months Ended                   Nine Months Ended
                                                         September 30,                        September 30,
                                                   ---------------------------        --------------------------
                                                       1996           1995                1996           1995
                                                   ----------       ----------        ----------      ----------
Balance at Beginning of Period  . . . . . . . .    $1,896,173       $1,283,326        $1,953,672      $1,221,221

Net Income for the Period . . . . . . . . . . .       240,024          853,949           368,618       1,101,665
                                                   ----------       ----------        ----------      ----------
Total . . . . . . . . . . . . . . . . . . . . .     2,136,197        2,137,275         2,322,290       2,322,886

Common Stock Dividends  . . . . . . . . . . . .       (89,960)         (93,030)         (276,053)       (278,641)
                                                   ----------       ----------        ----------      ----------
Balance at End of Period  . . . . . . . . . . .    $2,046,237       $2,044,245        $2,046,237      $2,044,245
                                                   ==========       ==========        ==========      ==========


                See Notes to Consolidated Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)



                                                    Three Months Ended                     Nine Months Ended
                                                      September 30,                          September 30,
                                              ------------------------------        -----------------------------
                                                  1996              1995                 1996              1995
                                              -----------        -----------        -----------       -----------
OPERATING REVENUES  . . . . . . . . . . . .   $ 1,230,298        $ 1,171,789        $ 3,142,234       $ 2,896,180
                                              -----------        -----------        -----------       -----------
OPERATING EXPENSES:
   Fuel . . . . . . . . . . . . . . . . . .       319,548            269,159            817,835           691,226
   Purchased power  . . . . . . . . . . . .        71,762             50,160            224,078           166,570
   Operation  . . . . . . . . . . . . . . .       153,433            169,248            453,944           464,174
   Maintenance  . . . . . . . . . . . . . .        53,314             59,665            183,617           180,918
   Depreciation and amortization  . . . . .       130,099            126,849            387,910           342,723
   Income taxes . . . . . . . . . . . . . .       134,462            126,223            248,767           222,533
   Other taxes  . . . . . . . . . . . . . .        63,280             62,227            191,148           197,793
                                              -----------        -----------        -----------       -----------
        Total . . . . . . . . . . . . . . .       925,898            863,531          2,507,299         2,265,937
                                              -----------        -----------        -----------       -----------
OPERATING INCOME  . . . . . . . . . . . . .       304,400            308,258            634,935           630,243
                                              -----------        -----------        -----------       -----------
OTHER INCOME (EXPENSE):
   Litigation settlements (net of tax)  . .                                             (61,750)
   Allowance for other funds used
      during construction . . . . . . . . .           911              1,676              3,093             6,319
   Other - net  . . . . . . . . . . . . . .        (2,787)             1,807             (8,797)           (8,701)
                                              -----------        -----------        -----------       -----------
        Total . . . . . . . . . . . . . . .        (1,876)             3,483            (67,454)           (2,382)
                                              -----------        -----------        -----------       -----------
INCOME BEFORE INTEREST CHARGES  . . . . . .       302,524            311,741            567,481           627,861
                                              -----------        -----------        -----------       -----------
INTEREST CHARGES:
   Interest on long-term debt . . . . . . .        54,704             62,038            167,162           184,955
   Other interest . . . . . . . . . . . . .         3,042              2,715             10,811             6,639
   Allowance for borrowed funds used
      during construction . . . . . . . . .          (583)              (943)            (1,939)           (3,881)
                                              -----------        -----------        -----------      ------------
        Total . . . . . . . . . . . . . . .        57,163             63,810            176,034           187,713
                                              -----------        -----------        -----------      ------------
NET INCOME  . . . . . . . . . . . . . . . .       245,361            247,931            391,447           440,148

DIVIDENDS ON PREFERRED STOCK  . . . . . . .         5,372              6,772             17,318            23,207
                                              -----------        -----------        -----------      ------------
INCOME AFTER PREFERRED DIVIDENDS  . . . . .   $   239,989        $   241,159        $   374,129      $    416,941
                                              ===========        ===========        ===========      ============


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS




                                                                                  September 30,           December 31,
                                                                                      1996                   1995
                                                                                  -------------         --------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
   Electric plant in service  . . . . . . . . . . . . . . . . . . . . . . . .     $  12,349,687          $  12,089,490
   Construction work in progress  . . . . . . . . . . . . . . . . . . . . . .           239,034                320,040
   Nuclear fuel   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           229,351                217,604
   Plant held for future use  . . . . . . . . . . . . . . . . . . . . . . . .            48,631                 48,631
                                                                                  -------------          -------------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,866,703             12,675,765
   Less accumulated depreciation and
      amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,231,116              3,906,139
                                                                                  -------------          -------------
          Property, plant and equipment - net . . . . . . . . . . . . . . . .         8,635,587              8,769,626
                                                                                  -------------          -------------
CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .            73,389                 75,851
   Special deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                16                    433
   Accounts receivable:
      Affiliated companies  . . . . . . . . . . . . . . . . . . . . . . . . .             2,053                  2,845
      Others  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13,064                 23,858
   Accrued unbilled revenues  . . . . . . . . . . . . . . . . . . . . . . . .            45,373                 59,017
   Inventory:
      Fuel stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            54,592                 59,699
      Materials and supplies, at average cost   . . . . . . . . . . . . . . .           133,599                137,584
   Prepayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13,480                 11,876
                                                                                  -------------          -------------
          Total current assets  . . . . . . . . . . . . . . . . . . . . . . .           335,566                371,163
                                                                                  -------------          -------------
OTHER ASSETS:
   Deferred plant costs - net   . . . . . . . . . . . . . . . . . . . . . . .           593,797                613,134
   Deferred debits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           344,675                290,012
   Unamortized debt expense and premium on
      reacquired debt   . . . . . . . . . . . . . . . . . . . . . . . . . . .           154,612                159,962
   Regulatory asset - net   . . . . . . . . . . . . . . . . . . . . . . . . .           220,700                228,587
   Recoverable project costs - net  . . . . . . . . . . . . . . . . . . . . .           202,010                232,775
                                                                                  -------------          -------------
          Total other assets  . . . . . . . . . . . . . . . . . . . . . . . .         1,515,794              1,524,470
                                                                                  -------------          -------------
             Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  10,486,947          $  10,665,259
                                                                                  =============          =============


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                                           September 30,            December 31,
                                                                               1996                    1995
                                                                           -------------           -------------
CAPITALIZATION:
   Common Stock Equity:
      Common stock, class A; no par value   . . . . . . . . . . . . . .    $   1,524,949           $   1,524,949
      Common stock, class B; no par value   . . . . . . . . . . . . . .          150,978                 150,978
      Retained earnings   . . . . . . . . . . . . . . . . . . . . . . .        2,277,465               2,150,086
                                                                           -------------           -------------
            Total common stock equity   . . . . . . . . . . . . . . . .        3,953,392               3,826,013
                                                                           -------------           -------------
   Cumulative Preferred Stock:
      Not subject to mandatory redemption   . . . . . . . . . . . . . .          351,345                 351,345
      Subject to mandatory redemption   . . . . . . . . . . . . . . . .                                   51,055
                                                                           -------------           -------------
            Total cumulative preferred stock  . . . . . . . . . . . . .          351,345                 402,400
                                                                           -------------           -------------
   Long-Term Debt:
      First mortgage bonds  . . . . . . . . . . . . . . . . . . . . . .        2,704,848               2,979,293
      Pollution control revenue bonds   . . . . . . . . . . . . . . . .            5,000                   4,426
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,756                   5,790
                                                                           -------------           -------------
            Total long-term debt  . . . . . . . . . . . . . . . . . . .        2,712,604               2,989,509
                                                                           -------------           -------------
            Total capitalization  . . . . . . . . . . . . . . . . . . .        7,017,341               7,217,922
                                                                           -------------           -------------
CURRENT LIABILITIES:
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . .          103,545                 119,032
   Accounts payable to affiliated companies   . . . . . . . . . . . . .            5,594                   6,982
   Taxes accrued  . . . . . . . . . . . . . . . . . . . . . . . . . . .          266,169                 192,673
   Interest accrued   . . . . . . . . . . . . . . . . . . . . . . . . .           65,692                  70,823
   Accrued liabilities to municipalities  . . . . . . . . . . . . . . .           30,279                  20,773
   Customer deposits  . . . . . . . . . . . . . . . . . . . . . . . . .           58,258                  61,582
   Current portion of long-term debt and preferred stock  . . . . . . .          219,460                 179,451
   Other      . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           46,505                  54,149
                                                                           -------------           -------------
            Total current liabilities   . . . . . . . . . . . . . . . .          795,502                 705,465
                                                                           -------------           -------------
DEFERRED CREDITS:
   Accumulated deferred federal income taxes  . . . . . . . . . . . . .        1,958,891               1,947,488
   Unamortized investment tax credit  . . . . . . . . . . . . . . . . .          377,561                 392,153
   Fuel-related credits   . . . . . . . . . . . . . . . . . . . . . . .           86,655                 122,063
   Other      . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          250,997                 280,168
                                                                           -------------           -------------
            Total deferred credits  . . . . . . . . . . . . . . . . . .        2,674,104               2,741,872
                                                                           -------------           -------------
COMMITMENTS AND CONTINGENCIES

            Total   . . . . . . . . . . . . . . . . . . . . . . . . . .    $  10,486,947           $  10,665,259
                                                                           =============           =============


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                 ---------------------------------
                                                                                     1996                 1995
                                                                                 ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    391,447         $   440,148

   Adjustments to reconcile net income to net
          cash provided by operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .         387,910             342,723
      Amortization of nuclear fuel  . . . . . . . . . . . . . . . . . . . . .          24,261              21,892
      Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . .          11,403              50,187
      Investment tax credits  . . . . . . . . . . . . . . . . . . . . . . . .         (14,592)            (14,573)
      Allowance for other funds used during
          construction  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,093)             (6,319)
      Fuel cost (refund) and over/(under) recovery - net  . . . . . . . . . .        (119,442)           (133,484)
      Changes in other assets and liabilities:
          Accounts receivable - net . . . . . . . . . . . . . . . . . . . . .          25,230             (74,652)
          Materials and supplies  . . . . . . . . . . . . . . . . . . . . . .           3,985               4,298
          Fuel stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,107               7,281
          Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .         (16,875)            (53,241)
          Interest and taxes accrued  . . . . . . . . . . . . . . . . . . . .          68,365              85,696
          Other current liabilities . . . . . . . . . . . . . . . . . . . . .             (26)             12,869
          Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,885              36,884
                                                                                 ------------         -----------
              Net cash provided by operating activities . . . . . . . . . . .         776,565             719,709
                                                                                 ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital and nuclear fuel expenditures
      (including allowance for borrowed funds
      used during construction)   . . . . . . . . . . . . . . . . . . . . . .        (226,783)           (291,474)
   Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,688)             (6,906)
                                                                                 ------------         -----------
              Net cash used in investing activities . . . . . . . . . . . . .        (233,471)           (298,380)
                                                                                 ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from first mortgage bonds   . . . . . . . . . . . . . . . . . . .                             142,988
   Payment of matured bonds   . . . . . . . . . . . . . . . . . . . . . . . .        (150,000)
   Payment of dividends   . . . . . . . . . . . . . . . . . . . . . . . . . .        (265,504)           (271,979)
   Redemption of preferred stock    . . . . . . . . . . . . . . . . . . . . .         (51,400)            (91,400)
   Extinguishment of long-term debt   . . . . . . . . . . . . . . . . . . . .         (85,263)           (174,140)
   Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,611               6,327
                                                                                 ------------         -----------
              Net cash used in financing activities . . . . . . . . . . . . .        (545,556)           (388,204)
                                                                                 ------------         -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .          (2,462)             33,125

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . .          75,851             235,867
                                                                                 ------------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . .    $     73,389         $   268,992
                                                                                 ============         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash Payments:
      Interest (net of amounts capitalized)   . . . . . . . . . . . . . . . .    $    172,362         $   184,485
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         119,060              67,743

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                        STATEMENTS OF RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)


                                                     Three Months Ended                       Nine Months Ended
                                                        September 30,                           September 30,
                                               --------------------------------        ------------------------------
                                                   1996                1995                1996               1995
                                               -----------         -----------         -----------        -----------
Balance at Beginning of
    Period  . . . . . . . . . . . . . . .      $ 2,119,726         $ 2,164,391         $ 2,150,086        $ 2,153,109

Net Income for the Period . . . . . . . .          245,361             247,931             391,447            440,148
                                               -----------         -----------         -----------        -----------
    Total   . . . . . . . . . . . . . . .        2,365,087           2,412,322           2,541,533          2,593,257
                                               -----------         -----------         -----------        -----------
Deductions - Cash Dividends:

    Preferred   . . . . . . . . . . . . .            5,372               6,772              17,318             23,207

    Common  . . . . . . . . . . . . . . .           82,250              82,250             246,750            246,750
                                               -----------         -----------         -----------        -----------
         Total  . . . . . . . . . . . . .           87,622              89,022             264,068            269,957
                                               -----------         -----------         -----------        -----------
Balance at End of Period  . . . . . . . .      $ 2,277,465         $ 2,323,300         $ 2,277,465        $ 2,323,300
                                               ===========         ===========         ===========        ===========


                       See Notes to Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      AND

                        HOUSTON LIGHTING & POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS


(1)      GENERAL

         The interim financial statements and notes (Interim Financial Statements) contained in this Form 10-Q for the period ended September 30, 1996 (Form 10-Q) are unaudited and condensed. Certain notes and other information contained in the Combined Annual Report on Form 10-K (File Nos. 1-7629 and 1-3187) for the year ended December 31, 1995 (Form 10-K) of Houston Industries Incorporated (Company) and Houston Lighting & Power Company (HL&P) have been omitted in accordance with Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934. The information presented in the Interim Financial Statements should be read in combination with the information presented in the Form 10-K and the Combined Quarterly Reports on Form 10-Q of the Company and HL&P for the quarters ended March 31, 1996 (First Quarter 10-Q) and June 30, 1996 (Second Quarter 10-Q).

         On August 11, 1996, the Company, HL&P and a newly formed Delaware subsidiary of the Company (HI Merger, Inc.) entered into an Agreement and Plan of Merger (Merger Agreement) with NorAm Energy Corp. (NorAm). Subject to the satisfaction or waiver of the conditions precedent in the Merger Agreement, including receipt of all required regulatory and shareholder approvals, the Company will merge with and into HL&P, which will be renamed "Houston Industries Incorporated" (Houston). NorAm will merge with and into HI Merger, Inc. and will become a wholly owned subsidiary of Houston. Consideration for the purchase of NorAm shares will be a combination of cash and shares of Houston common stock. The transaction is valued at $3.9 billion, consisting of $2.5 billion for NorAm's common stock and equivalents and $1.4 billion of NorAm debt. For information regarding the merger, reference is made to the Combined Report on Form 8-K of the Company and HL&P dated August 11, 1996, which report is incorporated herein by reference, and the joint registration statement on Form S-4 (including unaudited pro forma financial statements giving effect to the mergers) filed by the Company and HL&P with the Securities and Exchange Commission (Reg. No. 333-11329).

         The Merger Agreement provides for alternative merger structures should existing administrative positions or legislative changes adversely affect the structure described above or permit structures not currently authorized by the Public Utility Holding Company Act of 1935, as amended. One of the alternative structures contemplates a non-holding company structure in which all domestic utility operations would be conducted within one publicly-held company.

(2)      CERTAIN CONTINGENCIES

         The following notes to the financial statements in the Form 10-K (as updated by the notes contained in this Form 10-Q and the notes from the First Quarter 10-Q and the Second Quarter 10-Q described below) are incorporated herein by reference: Note 1(b) (System of Accounts and Effects of Regulation), Note 1(n) (Use of Estimates), Note 2 (Jointly-Owned Nuclear Plant), Note 3 (Rate Matters), Note 4 (Investments in Foreign and Non-Regulated Entities) and Note 11 (Commitments and Contingencies).

         For information regarding a $62 million (after-tax) charge to earnings recorded in the first quarter of 1996 in connection with the settlement of litigation relating to the South Texas Project Electric Generating Station (South Texas Project), see Notes 3 and 7(a) to the First Quarter 10-Q and Note 3 to the Second Quarter 10-Q, which notes are incorporated herein by reference.

         For information regarding the appeal of Docket No. 6668 (an inquiry into the prudence of the planning and construction of the South Texas Project), see Note 3(b) to the Form 10-K, which note is incorporated herein by reference. For information regarding Docket No. 8425 (HL&P's 1988 rate case), see Note 5 to the Second Quarter 10-Q, which note is incorporated herein by reference.

(3)      DEPRECIATION

         The Company and HL&P compute depreciation using the straight-line method. The Company's depreciation expense for the third quarter and first nine months of 1996 was $91 million and $269 million, respectively, compared to $85 million and $258 million for the same periods in 1995. HL&P's depreciation expense for the third quarter and first nine months of 1996 was $90 million and $267 million, respectively, compared to $85 million and $257 million for the same periods in 1995.

(4)      HI ENERGY

         Certain investments of Houston Industries Energy, Inc., a wholly-owned subsidiary of the Company (HI Energy), are recorded under the equity method of accounting. The Company records HI Energy's proportionate share (based on stock ownership) of the operating results of these entities as "Other - Net" on the Company's Statements of Consolidated Income. For additional information regarding these investments, see
         Note 4 to the Second Quarter 10-Q, which note is incorporated herein by reference.

(5)      CAPITAL STOCK

         Company. At September 30, 1996 and December 31, 1995, the Company had 400,000,000 authorized shares of common stock, of which 240,022,296 and 248,316,710 shares, respectively, were outstanding. Earnings per common share for the Company are computed by dividing net income by the weighted average number of shares outstanding during the respective period. Outstanding common shares exclude (i) shares pledged to secure a loan to the Company's Employee Stock Ownership Plan (13,463,173 and 14,355,758 at September 30, 1996 and December 31,
         1995, respectively) and (ii) shares repurchased by the Company under its common stock repurchase program and held as treasury shares (9,262,978 at September 30, 1996 and none at December 31, 1995).

         In September 1996, the Company announced that its board of directors had expanded from $150 million to $450 million its previous authorization to repurchase common stock. Subject to market conditions, applicable legal requirements, available cash and other factors, the additional purchases will be made in the open market or in privately negotiated transactions over a period of time to be determined by management.

         At the close of business on October 30, 1996, the Company announced that it had temporarily suspended all repurchases of common stock under its repurchase program, pending the Company's special shareholders meeting (currently scheduled for December 17, 1996). It is anticipated that repurchases of common stock would also be suspended during at least (i) the 45-day period prior to the closing of the mergers contemplated by the Merger Agreement and (ii) two business days prior to the period during which record holders of NorAm common stock are able to make an election between the cash or common stock consideration being offered in the merger. Future repurchases of common stock, which may not be preceded by public announcement, are subject to the discretion of management, market conditions, applicable legal requirements, available cash and other factors. As of the date of the suspension of the buyback program, the Company had repurchased a total of 15,643,527 shares of common stock for an aggregate purchase price of $352,322,274.

         The Company and HL&P have registered 315 million shares of Houston common stock and associated preference stock purchase rights for issuance upon consumation of the transactions contemplated under the Merger Agreement.

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

         On September 30, 1996 and December 31, 1995, HL&P had 10,000,000 authorized shares of preferred stock, of which 3,804,397 and 4,318,397 shares, respectively, were outstanding.

         For information regarding HL&P's redemption of 514,000 shares of its $9.375 cumulative preferred stock in April 1996, see Note 6 to the Second Quarter 10-Q, which note is incorporated herein by reference.

(6)      LONG-TERM DEBT

         For information regarding payment of matured HL&P bonds in January and April 1996 and the extinguishment of certain long-term debt in May 1996, see Note 7 to the Second Quarter 10-Q, which note is incorporated herein by reference.

(7)      SUBSEQUENT EVENT

         On November 7, 1996, HL&P called for redemption in the fourth quarter of 1996 all issued and outstanding shares of its variable term cumulative preferred stock, Series A, B, C and D, at the aggregate fixed liquidation value of $220 million plus accrued dividends.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in combination with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Form 10-K, the financial statements and notes contained in Item 8 of the Form 10-K, the First Quarter 10-Q, the Second Quarter 10-Q and the Interim Financial Statements.

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements are expectations as to future economic performance and are not statements of fact. Actual results may differ materially from those projected in these statements. Important factors that could cause future results to differ include the effects of competition in the power industry, legislative and regulatory changes affecting electric utilities, fluctuations in the weather and changes in the economy as well as other factors discussed in this and the Company's and HL&P's other filings with the Securities and Exchange Commission.


                             RESULTS OF OPERATIONS

                                    COMPANY

         A summary of selected financial data for the Company and its subsidiaries is set forth below:


                                                                    Three Months Ended
                                                                      September 30,             Percent
                                                                   1996          1995            Change
                                                               -----------   -----------         ------
                                                                 (Thousands of Dollars)
         Revenues . . . . . . . . . . . . . . . . . . . . .     $1,245,819    $1,184,938            5
         Operating Expenses . . . . . . . . . . . . . . . .        811,015       763,035            6
         Operating Income . . . . . . . . . . . . . . . . .        434,804       421,903            3
         Other Income (Expense) . . . . . . . . . . . . . .         19,875        15,582           28
         Interest and Other Charges . . . . . . . . . . . .         84,447        83,784            1
         Income Taxes . . . . . . . . . . . . . . . . . . .        130,208       117,840           10
         Income from Continuing Operations  . . . . . . . .        240,024       235,861            2
         Gain from Discontinued Operations  . . . . . . . .                      618,088          ---
         Net Income   . . . . . . . . . . . . . . . . . . .        240,024       853,949          (72)


                                                                    Nine Months Ended
                                                                      September 30,             Percent
                                                                  1996          1995             Change
                                                               -----------   -----------         ------
                                                                  (Thousands of Dollars)

         Revenues . . . . . . . . . . . . . . . . . . . . .     $3,184,003    $2,930,019            9
         Operating Expenses . . . . . . . . . . . . . . . .      2,325,452     2,109,169           10
         Operating Income . . . . . . . . . . . . . . . . .        858,551       820,850            5
         Other Income (Expense) . . . . . . . . . . . . . .        (52,800)       11,312          ---
         Interest and Other Charges . . . . . . . . . . . .        246,336       245,216          ---
         Income Taxes . . . . . . . . . . . . . . . . . . .        190,797       193,976           (2)
         Income from Continuing Operations  . . . . . . . .        368,618       392,970           (6)
         Gain from Discontinued Operations  . . . . . . . .                      708,695          ---
         Net Income   . . . . . . . . . . . . . . . . . . .        368,618     1,101,665          (67)


         The Company had consolidated earnings per share of $.98 for the third quarter of 1996 compared to consolidated earnings per share of $3.44 for the third quarter of 1995. The decline in 1996 third quarter earnings was the result of a one-time $618 million, or $2.49 per share, gain in the third quarter of 1995 from the sale of the Company's cable television subsidiary. Excluding this one-time gain, consolidated earnings from continuing operations for the third quarter of 1995 were $236 million, or $.95 per share, compared to $240 million, or $.98 per share, in the third quarter of 1996.

         The Company's consolidated earnings for the nine months ended September 30, 1996 were $369 million, or $1.49 per share, compared to $1.1 billion, or $4.45 per share, for the comparable period in 1995. The decline in 1996 nine months earnings reflects the impact of (i) a $62 million, or $.25 per share, after-tax charge in the first quarter of 1996 relating to the settlement of South Texas Project litigation claims and (ii) a $709 million, or $2.86 per share, gain recorded in 1995 upon the sale of the Company's cable television subsidiary. Excluding the effects of these items, a $5 million, or $.02 per share, after-tax charge to earnings in the first quarter of 1996 with respect to HI Energy operations and a $6 million, or $.02 per share, after-tax charge to earnings in the second quarter of 1995 related to HL&P's rate case settlement, the Company's consolidated income from continuing operations for the first nine months of 1996 would have been $1.76 per share, and its consolidated income from continuing operations for the first nine months of 1995 would have been $1.61 per share. This increase in earnings for these periods, after adjusting for one-time items, is due primarily to increased sales at HL&P and dividend income from Time Warner Inc. (Time Warner) securities acquired by the Company as part of the sale of its cable television subsidiary.

         For information regarding the proposed acquisition of NorAm, see Note 1 to the Interim Financial Statements and "--Liquidity and Capital Resources" below.

                                      HL&P

         A summary of selected financial data for HL&P is set forth below:

                                                                 Three Months Ended
                                                                    September 30,             Percent
                                                                   1996         1995          Change
                                                              ------------  ----------        ------
                                                                (Thousands of Dollars)
         Base Revenues (1)  . . . . . . . . . . . . . .      $   855,003   $  869,949            (2)
         Reconcilable Fuel Revenues (2)   . . . . . . .          375,295      301,840            24
         Operating Expenses (3) . . . . . . . . . . . .          925,898      863,531             7
         Operating Income (3) . . . . . . . . . . . . .          304,400      308,258            (1)
         Other Income (Expense) . . . . . . . . . . . .           (1,876)       3,483            --
         Interest Charges . . . . . . . . . . . . . . .           57,163       63,810           (10)
         Income After Preferred Dividends . . . . . . .          239,989      241,159            --


                                                                  Nine Months Ended
                                                                    September 30,             Percent
                                                                1996          1995            Change
                                                              ---------    ----------         ------
                                                               (Thousands of Dollars)
         Base Revenues (1)  . . . . . . . . . . . . .       $2,149,649    $2,099,961              2
         Reconcilable Fuel Revenues (2) . . . . . . .          992,585       796,219             25
         Operating Expenses (3) . . . . . . . . . . .        2,507,299     2,265,937             11
         Operating Income (3) . . . . . . . . . . . .          634,935       630,243              1
         Other Income (Expense) . . . . . . . . . . .          (67,454)       (2,382)            --
         Interest Charges . . . . . . . . . . . . . .          176,034       187,713             (6)
         Income After Preferred Dividends . . . . . .          374,129       416,941            (10)

____________

         (1)     Includes miscellaneous revenues, certain non-reconcilable fuel revenues and certain purchased power related revenues.
         (2)     Includes revenues collected through a fixed fuel factor net of adjustment for over/under recovery. See "Operating Revenues and Sales" below.
         (3)     Includes income taxes.

         In the third quarter of 1996, HL&P's income after preferred dividends was $240 million compared to $241 million in the third quarter of 1995.
Income after preferred dividends for the first nine months of 1996 was $374 million compared to $417 million for the same period in 1995. The $43 million decrease in 1996 was primarily due to a $62 million after-tax charge in the first quarter of 1996 relating to the settlement of South Texas Project litigation claims. Excluding the $62 million charge, HL&P's income for the first nine months of 1996 would have been $436 million compared to $417 million. This increase primarily reflects increased kilowatt-hour (KWH) sales, as described below.

OPERATING REVENUES AND SALES

         HL&P's third quarter 1996 base revenues decreased 2 percent from 1995 third quarter base revenues primarily due to the effects of mild weather in August and September of 1996. During this period, industrial KWH sales increased 6 percent over the third quarter of 1995, while residential KWH sales decreased 2 percent due to the weather factors described above. Residential and commercial KWH sales for the first nine months of 1996 increased 5 percent and 3 percent, respectively, compared to the same period in 1995 due to the positive effects of weather, customer growth and increased electricity usage per customer.

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

FUEL AND PURCHASED POWER EXPENSES

         HL&P's fuel expense for the third quarter and first nine months of 1996 increased $50 million and $127 million, respectively, compared to the same
periods in 1995.   The average cost of fuel for the third quarter and first
nine months of 1996 was $1.81 and $1.85 per million British Thermal Unit (MMBtu), respectively, compared to $1.52 and $1.59 per MMBtu for the comparable 1995 periods. The fuel cost increase relates primarily to an increase in the unit cost of gas (the average cost was $2.38 and $2.29 per MMBtu for the third quarter and nine months ended 1996, respectively, compared to $1.58 and $1.65 for the comparative periods in 1995).

         In October 1996, HL&P filed with the Public Utility Commission of Texas for an approximately $70 million temporary fuel surcharge to reduce its cumulative fuel under-recovery balance through August 31, 1996. HL&P proposes to implement the temporary fuel surcharge, which will have no effect on earnings, over a six-month period beginning in January 1997.

         Purchased power expense increased $22 million and $58 million, respectively, for the third quarter and first nine months of 1996 compared to the same periods in 1995. These increases were due mainly to higher prices per KWH and an increase in electricity purchases by HL&P (reflecting, in part, higher electric sales) for the first nine months of 1996. The increase in purchased power expense for the first nine months of 1996 was partially offset by a decrease in firm capacity costs resulting from the renegotiation of a purchased power contract in April 1995.

OTHER OPERATING EXPENSES

         Operation expense for the third quarter and the first nine months of 1996 decreased $16 million and $10 million, respectively, compared to the same periods in 1995, primarily due to decreased pension accruals resulting from a change in actuarial assumptions and a decrease in employee benefits costs. The decrease in operation expense for the first nine months of 1996 was partially offset by an increase in municipal franchise payments, which were lower during the first nine months of 1995 because of the effects of a $112 million refund of reconcilable fuel revenues in April 1995.

         Maintenance expense for the third quarter of 1996 decreased $6 million compared to the third quarter of 1995 primarily due to the timing of maintenance work performed. Maintenance expense for the first nine months of 1996 increased $3 million compared to the same period in 1995 primarily as the result of scheduled outages at the W. A. Parish and P. H. Robinson generation stations.

         Depreciation and amortization expense increased $3 million and $45 million during the third quarter and first nine months of 1996, respectively, compared to the same periods in 1995. These increases reflect HL&P's decision to write down a portion of its investment in the South Texas Project ($12.5 million for the third quarter of 1996 and $37.5 million for the first nine months of 1996 compared to $21.4 million and $28.5 million, respectively, for the same period in 1995) as permitted under the settlement of HL&P's 1995 rate case (Docket No. 12065). In addition, HL&P began amortization in January 1996 of its investment in certain lignite reserves at a rate of approximately $22 million a year (amounting to $5.5 million in the third quarter of 1996 and $16.4 million for the first nine months of 1996). The increase in depreciation and amortization expense also included amortization of HL&P's 1995 early retirement program and increased plant depreciation.

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

         Taxes other than income taxes decreased $7 million for the first nine months of 1996 compared to the same period in 1995 primarily due to lower accruals of estimated property tax assessments.


                        LIQUIDITY AND CAPITAL RESOURCES

                                    COMPANY

GENERAL

         The Company's net cash provided by operating activities for the first nine months of 1996 totaled $779 million. Net cash used in the Company's investing activities for the first nine months of 1996 totaled $711 million, primarily due to the Company's equity investments in foreign utilities as well as electric capital and nuclear fuel expenditures. The Company's financing activities for the first nine months of 1996 resulted in a net cash outflow of $71 million. The Company's primary financing activities were the payment of matured HL&P bonds, the payment of dividends on the Company's common stock, the redemption of HL&P preferred stock, the purchase of common stock under the Company's repurchase program and the extinguishment of long-term debt funded by an increase in commercial paper.

SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

         As of September 30, 1996, the Company had approximately $697 million of commercial paper outstanding, which is supported by bank credit facilities of $1.5 billion (exclusive of bank credit facilities of subsidiaries). Prior to the end of the quarter, the Company increased its aggregate borrowing capacity under existing facilities from $750 million to $1.5 billion primarily to support purchases of common stock under the Company's repurchase program, as described below, and to fund in the fourth quarter of 1996 the retirement of $200 million of the Company's debentures.

         During the third quarter of 1996, the Company purchased 8,067,078 shares of its common stock for an aggregate purchase price (including commissions) of $179 million. During the first nine months of 1996, the Company purchased a total of 9,262,978 shares of common stock for an aggregate purchase price (including commissions) of $206 million. The purchases were financed with short-term borrowings. For additional information on the Company's common stock repurchase program (including purchases of common stock subsequent to September 30, 1996, and the temporary suspension of the repurchase program), see Note 5 to the Interim Financial Statements.

         In the fourth quarter of 1996, $200 million of the Company's outstanding debentures will mature. Based on current market conditions, the Company intends to repay the debentures using short-term borrowings under its existing credit facilities. The $200 million in debentures is recorded as current portion of long-term debt and preferred stock on the Company's Consolidated Balance Sheet. After giving effect to the retirement, a total of $350 million in debentures will remain outstanding.

         On August 11, 1996, the Company, HL&P and HI Merger, Inc., a newly formed Delaware subsidiary of the Company, entered into an Agreement and Plan of Merger with NorAm. Subject to the satisfaction or waiver of the conditions precedent in the Merger Agreement, including receipt of all required regulatory and shareholder approvals, the Company will merge with and into HL&P, which will be renamed "Houston Industries Incorporated" (Houston). NorAm will merge with and into HI Merger, Inc. and will become a wholly owned subsidiary of Houston. Consideration for the purchase of the NorAm shares will be a combination of cash and shares of Houston common stock. The transaction is valued at $3.9 billion, consisting of $2.5 billion for NorAm's common stock and equivalents and $1.4 billion of NorAm debt. For additional information regarding the merger, see Note 1 to the Interim Financial Statements.

         The Company currently contemplates that the cash portion of the consideration for the NorAm merger (approximately $1.25 billion) will be funded through bank borrowings under new bank credit facilities (Bank Facilities) to be arranged by Houston or by a newly formed finance subsidiary of Houston (Borrower) with a group of commercial banks. As of the date hereof, the structure, terms and provisions of the Bank Facilities are being negotiated with prospective lenders and have not yet been finalized. Thus, depending on the outcome of such negotiations, the structure, terms and provisions of the Bank Facilities as described below may change.

         The Bank Facilities are expected to bear interest at a rate based upon either the London Interbank Offered Rate plus a margin, a base rate plus a margin or at a rate determined through a bidding process.

         The borrowings may be secured by liens on or first priority security interests in assets, which may include (i) the shares of common stock of NorAm held by Houston or its affiliates, (ii) the shares of common and preferred stock of Time Warner currently owned by the Company, (iii) the capital stock of subsidiaries of the Borrower, to the extent permitted by legal and contractual limitations and (iv) intercompany notes evidencing any loans made by the Borrower to Houston or its direct or indirect subsidiaries.
The obligations under the Bank Facilities are not expected to be secured by the utility properties of HL&P or NorAm.

         In connection with the Bank Facilities, Houston may issue preference stock to, or enter into support arrangements for the benefit of, the Borrower (with calculations, definitions and payment mechanics to be agreed upon). Houston may also agree to certain covenants, including certain limitations on the payment of dividends on or the repurchase of Houston's common stock. The net proceeds of any disposition of the Time Warner stock may be used to prepay borrowings under the Bank Facilities, subject to a corresponding release by the banks of their security interest in the Time Warner stock to the extent of any such prepayment.

         The Bank Facilities will also contain customary covenants and default provisions applicable to the Borrower and its subsidiaries, including the ability of the Borrower and its subsidiaries to, among other things, incur additional indebtedness (other than certain permitted indebtedness), create liens and make investments or loans.

RATIOS OF EARNINGS TO FIXED CHARGES

         The Company's ratios of earnings to fixed charges for the nine and twelve months ended September 30, 1996 were 3.17 and 2.65, respectively. The Company believes that the ratio for the nine-month period is not necessarily indicative of the ratio for a twelve-month period due to the seasonal nature of HL&P's business.


                        LIQUIDITY AND CAPITAL RESOURCES

                                      HL&P

GENERAL

         HL&P's net cash provided by operating activities for the first nine months of 1996 totaled $777 million. Net cash used in HL&P's investing activities for the first nine months of 1996 totaled $233 million. HL&P's capital and nuclear fuel expenditures (excluding allowance for funds used during construction) for the first nine months of 1996 totaled $225 million out of the $387 million annual budget. HL&P's financing activities for the first nine months of 1996 resulted in a net cash outflow of approximately $546 million attributable to the payment of dividends, the extinguishment of long-term debt, the repayment of matured long-term debt and the redemption of preferred stock.

SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

         As of September 30, 1996, HL&P had no commercial paper outstanding. HL&P's commercial paper borrowings are supported by a bank credit facility of $400 million.

         On November 7, 1996, HL&P called for redemption in the fourth quarter of 1996 all four series of its variable term preferred stock having an aggregate liquidation price of $220 million. HL&P intends to (i) repay at maturity $40 million aggregate principal amount of its 5 1/4% series first mortgage bonds and $150 million of its 7 5/8% series first mortgage bonds in the first quarter of 1997 and (ii) make a $25.7 million sinking fund payment applicable to its $9.375 series preferred stock in April 1997. During the fourth quarter of 1996, HL&P intends to increase its borrowing capacity under its bank facility to, among other things, anticipate these obligations.

RATIOS OF EARNINGS TO FIXED CHARGES

         HL&P's ratios of earnings to fixed charges for the nine and twelve months ended September 30, 1996 were 4.27 and 3.69, respectively. HL&P's ratios of earnings to fixed charges and preferred dividends for the nine and twelve months ended September 30, 1996 were 3.73 and 3.21, respectively. HL&P believes that the ratios for the nine-month period are not necessarily indicative of the ratios for a twelve-month period due to the seasonal nature of HL&P's business.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         For a description of legal proceedings affecting the Company and its subsidiaries, including HL&P and HI Energy, reference is made to the information set forth in Item 3 of the Form 10-K and Notes 2(b), 3 and 4(c) to the financial statements in the Form 10-K, which information, as qualified and updated by the description of developments in regulatory and litigation matters contained in Note 7(a) to the financial statements in the First Quarter 10-Q and Note 3 of the Notes to the Second Quarter 10-Q is incorporated herein by reference.

         On October 17, 1996, the Court of Appeals for the First District of Texas affirmed a district court ruling that certified a lawsuit filed by the Cities of Wharton, Galveston and Pasadena on behalf of certain incorporated municipalities as a class action. The lawsuit seeks payment of additional unpaid franchise fees allegedly owed by HL&P to various municipalities pursuant to municipal franchise agreements. For additional information regarding the lawsuit, reference is made to
         Item 1, Part II of the Second Quarter 10-Q, which information is incorporated herein by reference. The plaintiffs have not specified damages in their pleadings; however, the plaintiffs' testimony alleges that their damages could be as high as $220 million. Although the Company and HL&P believe that the plaintiffs' claims are without merit and intend to vigorously contest the lawsuit, no assurance can be given at this time as to the ultimate outcome of this matter.

         On August 14, 1996, an action styled Shaw v. NorAm Energy Corp., et al. was filed in the District Court of Harris County, Texas by a purported NorAm stockholder against NorAm, certain of its officers and directors and the Company to enjoin the merger or to rescind the merger and/or to recover damages in the event that the NorAm merger is consummated. The complaint alleges, among other things, that the merger consideration is inadequate, that NorAm's Board of Directors breached its fiduciary duties and that the Company aided and abetted such breaches of fiduciary duties. In addition, the plaintiff seeks certification as a class action. The Company believes that the claims are without merit and intends to vigorously defend against the lawsuit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. (Exhibits designated by an asterisk (*) are incorporated herein by reference to a separate filing as indicated.)

         Houston Industries Incorporated:

         *Exhibit 2(a) -          Agreement and Plan of Merger among the
                                  Company, HL&P, HI Merger, Inc. and NorAm dated August 11, 1996 (incorporated by reference to Exhibit 2 to the Company and HL&P's Report on Form 8-K dated August 11,
                                  1996).

         *Exhibit 2(b) -          Amendment to Agreement and Plan of Merger
                                  among the Company, HL&P, HI Merger, Inc. and
                                  NorAm dated August 11, 1996 (incorporated by reference to Exhibit 2(c) to the Company's
                                  Registration Statement on Form S-4 (Reg. No.
                                  333-11329)).

         *Exhibit 10(a) -         Form of Severance Agreements dated December
                                  22, 1994, between the Company and the
                                  following directors of HL&P: Jack D.
                                  Greenwade, Lee W. Hogan, Stephen W. Naeve,
                                  Stephen C. Schaeffer and Robert L. Waldrop
                                  (incorporated by reference to Exhibit 10(u) to Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No.
                                  1-7629).

         *Exhibit 10(b) -         Supplemental Pension Agreement dated July 17,
                                  1996, between the Company and Lee W. Hogan
                                  (incorporated by reference to Exhibit 10(aa) to the Company's Registration Statement on Form S-4 (Reg. No. 333-11329).

         Exhibit 11 -             Computation of Earnings per Common Share and
                                  Common Equivalent Share.

         Exhibit 12 -             Computation of Ratios of Earnings to Fixed
                                  Charges.

         Exhibit 27 -             Financial Data Schedule.

         Exhibit 99(a) -          Notes 1(b), 2, 3, 4 and 11 to the Financial
                                  Statements included on pages 57, 59 through 64 and 73 through 74 of the Form 10-K.

         Exhibit 99(b) -          Notes 3 and 7(a) to the Financial Statements
                                  included on pages 13, 14 and 15 of the First
                                  Quarter Form 10-Q.

         Exhibit 99(c) -          Notes 3, 4, 5, 6 and 7 to the Financial
                                  Statements included on pages 14 through 16 of the Second Quarter Form 10-Q.

         Houston Lighting & Power Company:

         *Exhibit 3(a) -          Articles of Amendment to the Articles of
                                  Incorporation of HL&P dated August 9, 1996
                                  (incorporated by reference to Exhibit 3(b) to HL&P's Registration Statement on Form S-4
                                  (Reg. No. 333-11329)).

         *Exhibit 3(b) -          Form of Articles of Amendment to the Articles
                                  of Incorporation of HL&P (incorporated by reference to Exhibit 3(c) to HL&P's
                                  Registration Statement on Form S-4 (Reg.  No.
                                  333-11329)).

         Exhibit 10 -             Employment Agreement dated September 16, 1996
                                  between HL&P and Charles R. Crisp.

         Exhibit 12 -             Computation of Ratios of Earnings to Fixed
                                  Charges and Ratios of Earnings to Fixed
                                  Charges and Preferred Dividends.

         Exhibit 27 -             Financial Data Schedule.

         Exhibit 99(a) -          Notes 1(b), 2, 3, 4 and 11 to the Financial
                                  Statements included on pages 57, 59 through 64 and 73 through 74 of the Form 10-K.

         Exhibit 99(b) -          Notes 3 and 7(a) to the Financial Statements
                                  included on pages 13, 14 and 15 of the First
                                  Quarter Form 10-Q.

         Exhibit 99(c) -          Notes 3, 5, 6 and 7 to the Financial
                                  Statements included on pages 14, 15 and 16 of the Second Quarter Form 10-Q.

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


                                        HOUSTON INDUSTRIES INCORPORATED
                                                  (Registrant)




                                              /s/ Mary P. Ricciardello
                                        -------------------------------------
                                                  Mary P. Ricciardello
                                              Vice President and Comptroller
                                              (Principal Accounting Officer)



 Date:  November 13, 1996

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HOUSTON LIGHTING & POWER COMPANY
                                                 (Registrant)




                                              /s/ Mary P. Ricciardello
                                        ------------------------------------
                                                  Mary P. Ricciardello
                                             Vice President and Comptroller
                                             (Principal Accounting Officer)



Date:  November 13, 1996

                               INDEX TO EXHIBITS

         Houston Industries Incorporated:

         *Exhibit 2(a) -          Agreement and Plan of Merger among the
                                  Company, HL&P, HI Merger, Inc. and NorAm dated August 11, 1996 (incorporated by reference to Exhibit 2 to the Company and HL&P's Report on Form 8-K dated August 11,
                                  1996).

         *Exhibit 2(b) -          Amendment to Agreement and Plan of Merger
                                  among the Company, HL&P, HI Merger, Inc. and
                                  NorAm dated August 11, 1996 (incorporated by reference to Exhibit 2(c) to the Company's
                                  Registration Statement on Form S-4 (Reg. No.
                                  333-11329)).

         *Exhibit 10(a) -         Form of Severance Agreements dated December
                                  22, 1994, between the Company and the
                                  following directors of HL&P: Jack D.
                                  Greenwade, Lee W. Hogan, Stephen W. Naeve,
                                  Stephen C. Schaeffer and Robert L. Waldrop
                                  (incorporated by reference to Exhibit 10(u) to Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No.
                                  1-7629).

         *Exhibit 10(b) -         Supplemental Pension Agreement dated July 17,
                                  1996, between the Company and Lee W. Hogan
                                  (incorporated by reference to Exhibit 10(aa) to the Company's Registration Statement on Form S-4 (Reg. No. 333-11329).

         Exhibit 11 -             Computation of Earnings per Common Share and
                                  Common Equivalent Share.

         Exhibit 12 -             Computation of Ratios of Earnings to Fixed
                                  Charges.

         Exhibit 27 -             Financial Data Schedule.

         Exhibit 99(a) -          Notes 1(b), 2, 3, 4 and 11 to the Financial
                                  Statements included on pages 57, 59 through 64 and 73 through 74 of the Form 10-K.

         Exhibit 99(b) -          Notes 3 and 7(a) to the Financial Statements
                                  included on pages 13, 14 and 15 of the First
                                  Quarter Form 10-Q.

         Exhibit 99(c) -          Notes 3, 4, 5, 6 and 7 to the Financial
                                  Statements included on pages 14 through 16 of the Second Quarter Form 10-Q.

         Houston Lighting & Power Company:

         *Exhibit 3(a) -          Articles of Amendment to the Articles of
                                  Incorporation of HL&P dated August 9, 1996
                                  (incorporated by reference to Exhibit 3(b) to HL&P's Registration Statement on Form S-4
                                  (Reg. No. 333-11329)).

         *Exhibit 3(b) -          Form of Articles of Amendment to the Articles
                                  of Incorporation of HL&P (incorporated by reference to Exhibit 3(c) to HL&P's
                                  Registration Statement on Form S-4 (Reg. No.
                                  333-11329)).

         Exhibit 10 -             Employment Agreement dated September 16, 1996
                                  between HL&P and Charles R. Crisp.

         Exhibit 12 -             Computation of Ratios of Earnings to Fixed
                                  Charges and Ratios of Earnings to Fixed
                                  Charges and Preferred Dividends.

         Exhibit 27 -             Financial Data Schedule.

         Exhibit 99(a) -          Notes 1(b), 2, 3, 4 and 11 to the Financial
                                  Statements included on pages 57, 59 through 64 and 73 through 74 of the Form 10-K.

         Exhibit 99(b) -          Notes 3 and 7(a) to the Financial Statements
                                  included on pages 13, 14 and 15 of the First
                                  Quarter Form 10-Q.

         Exhibit 99(c) -          Notes 3, 5, 6 and 7 to the Financial
                                  Statements included on pages 14, 15 and 16 of the Second Quarter Form 10-Q.