Form 10-K405
period 1996-12-31
HOUSTON INDUSTRIES INC; HOUSTON LIGHTING & POWER CO
filed 1997-03-20
CIK 202131, 48732

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-7629

                        HOUSTON INDUSTRIES INCORPORATED
             (Exact name of registrant as specified in its charter)

                        TEXAS                                              74-1885573
  (State or other jurisdiction of incorporation or
                    organization)                            (I.R.S. employer identification number)
                   1111 LOUISIANA
                HOUSTON, TEXAS 77002                                     (713) 207-3000
(Address and zip code of principal executive offices) (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                    TITLE OF EACH CLASS                              NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    -------------------                              -----------------------------------------
             Common Stock, without par value,                                 New York Stock Exchange
             and associated rights to purchase                                Chicago Stock Exchange
                     preference stock                                          London Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

                         COMMISSION FILE NUMBER 1-3187

                        HOUSTON LIGHTING & POWER COMPANY
             (Exact name of registrant as specified in its charter)

                        TEXAS                                              74-0694415
  (State or other jurisdiction of incorporation or
                    organization)                            (I.R.S. employer identification number)

                   1111 LOUISIANA
                HOUSTON, TEXAS 77002                                     (713) 207-1111
(Address and zip code of principal executive offices) (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS

        Preferred stock, cumulative, no par-$4 Series and $9.375 Series.

     Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     The aggregate market value of the voting stock held by non-affiliates of Houston Industries Incorporated was $5,752,350,875 as of March 3, 1997, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers.

     As of March 3, 1997, Houston Industries Incorporated had 246,793,389 shares of Common Stock outstanding, including 13,131,390 ESOP shares not deemed outstanding for financial statement purposes. Excluded from the number of shares of Common Stock outstanding are 16,042,027 shares held by the Company as treasury stock. As of March 1, 1997, all outstanding shares of Houston Lighting & Power Company's Common Stock were held, directly or indirectly, by Houston Industries Incorporated.

     Portions of the definitive proxy statement relating to the 1996 Annual Meeting of Shareholders of Houston Industries Incorporated, which will be filed within 120 days of December 31, 1996, are incorporated by reference in Item 10,
Item 11, Item 12 and Item 13 of Part III of this Form 10-K.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
================================================================================

                     HOUSTON INDUSTRIES INCORPORATED AND
                      HOUSTON LIGHTING & POWER COMPANY
               Form 10-K for the Year Ended December 31, 1996


PART I                                               TABLE OF CONTENTS                                             Page No.
------                                                                                                             --------
Item 1.         Business:

                 The Company and Its Subsidiaries..................................................................    3
                 Special Factors...................................................................................    4
                 Business of HL&P..................................................................................    4
                 Business of HI Energy.............................................................................   14
                 Regulation of the Company.........................................................................   15
                 Executive Officers of the Company.................................................................   16
                 Executive Officers of HL&P........................................................................   18

Item 2.          Properties........................................................................................   19

Item 3.          Legal Proceedings.................................................................................   20

Item 4.          Submission of Matters to a Vote of Security Holders...............................................   21

PART II
-------

Item 5.          Market for the Registrant's Common Equity and Related Stockholder Matters.........................   22

Item 6.          Selected Financial Data:

                 The Company.......................................................................................   23
                 HL&P..............................................................................................   24

Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............................................................   25

Item 8.          Financial Statements and Supplementary Data:

                 Consolidated Financial Statements.................................................................   41
                 HL&P Financial Statements.........................................................................   50
                 Notes to Consolidated Financial Statements........................................................   57
                 Notes to HL&P Financial Statements................................................................   79

Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure..........................................................................   86

PART III
--------

Item 10.         Directors and Executive Officers of the Company and HL&P..........................................   87

Item 11.         Executive Compensation............................................................................   88

Item 12.         Security Ownership of Certain Beneficial Owners and Management....................................   97

Item 13.         Certain Relationships and Related Transactions....................................................   99

PART IV
-------

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................  100

         THIS COMBINED ANNUAL REPORT ON FORM 10-K IS SEPARATELY FILED BY HOUSTON INDUSTRIES INCORPORATED (COMPANY) AND HOUSTON LIGHTING & POWER COMPANY (HL&P). INFORMATION CONTAINED HEREIN RELATING TO HL&P IS FILED BY THE COMPANY AND SEPARATELY BY HL&P ON ITS OWN BEHALF. HL&P MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE COMPANY (EXCEPT AS IT MAY RELATE TO HL&P), HOUSTON INDUSTRIES ENERGY, INC. (HI ENERGY) OR ANY OTHER AFFILIATE OR SUBSIDIARY OF THE COMPANY.


                                   THE MERGER

         On December 17, 1996, the shareholders of the Company and NorAm Energy Corp. (NorAm) approved an Agreement and Plan of Merger (Merger Agreement) pursuant to which the Company will merge into HL&P, and NorAm will merge into a subsidiary of the Company (Merger Sub). NorAm is principally engaged in the distribution and transmission of natural gas, including the gathering, storage and marketing of natural gas. Upon consummation of the mergers (collectively, the Merger), HL&P, the surviving corporation of the Company/HL&P merger, will be renamed "Houston Industries Incorporated" (Houston) and will continue to conduct HL&P's electric utility business under HL&P's name. Merger Sub, the surviving corporation of the NorAm/Merger Sub merger, will be renamed "NorAm Energy Corp." and will continue to conduct NorAm's natural gas distribution and transmission business under NorAm's name. As a result of the Merger, NorAm will become a wholly owned subsidiary of Houston. The Merger Agreement also provides for alternative merger structures in certain circumstances.

           Consideration for the purchase of NorAm shares will be a combination of cash and shares of Houston common stock. The transaction is valued at $3.9 billion, consisting of $2.5 billion for NorAm's common stock and equivalents and $1.4 billion of NorAm debt.

         The closing of the Merger is subject to the satisfaction or waiver of various conditions precedent, including the obtaining of all required governmental authorizations and consents. For additional information regarding the Merger, including the status of governmental authorizations with respect thereto, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--The Merger" in Item 7 of this Report and Note 16 of the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report (Financial Statements).

         Unless otherwise stated, the information presented in this Form 10-K relates solely to the Company and HL&P without giving effect to the Merger.


                                     PART I
ITEM 1.  BUSINESS.

                        THE COMPANY AND ITS SUBSIDIARIES

         The Company, incorporated in Texas in 1976, is a holding company operating principally in the electric utility business. Based on the intrastate operations of HL&P and the exemptions applicable to affiliates of HI Energy, the Company is exempt from regulation as a "registered" holding company under the Public Utility Holding Company Act of 1935 (1935 Act), except with respect to the acquisition of voting securities of other domestic public utility companies and utility holding companies. For additional information regarding the Company's status under the 1935 Act, including the Company's application to the Securities and Exchange Commission (SEC) for an exemption under Section 3(a)(2) of the 1935 Act in connection with the Merger, see "--Regulation of the Company--Federal."

         HL&P, incorporated in Texas in 1906, is the principal subsidiary of the Company and is engaged in the generation, transmission, distribution and sale of electric energy. HI Energy, a subsidiary of the Company formed in 1993, participates primarily in the development and acquisition of foreign independent power projects and the privatization of foreign generating and distribution facilities. The business and operations of HL&P historically have accounted for substantially all of the Company's consolidated income from continuing operations and common stock equity. Following consummation of the Merger, it is anticipated that HL&P's electric utility operations and business will continue to account for the predominant portion of the consolidated income from continuing operations and common stock equity of Houston. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--The Merger" in Item 7 of this Report.

         In connection with the sale of the Company's cable television subsidiary in 1995, the Company received 1 million shares of Time Warner Inc. (Time Warner) common stock and 11 million shares of Time Warner convertible preferred stock, which are recorded on the Company's consolidated balance sheet at approximately $1 billion. During 1996, the Company received $41.6 million in dividends attributable to these securities. For information regarding how the Company accounts for these securities, see Note 1(j) to the Financial Statements.

         The Company and HL&P's executive offices are located at Houston Industries Plaza, 1111 Louisiana, Houston, Texas 77002 (Telephone Number 713-207-3000). As of December 31, 1996, the Company and its subsidiaries had 8,100 full-time employees.

                                SPECIAL FACTORS

         HL&P's electric utility operations are subject to a number of risk factors, including increasing levels of competition; legislative and regulatory changes in the basic rules governing electric utility operations and the uncertainties associated with such changes; new technologies; stringent environmental regulations and contingencies associated with the ownership and operation of a nuclear power plant. The Company's involvement, through HI Energy, in foreign power projects also entails significant political and financial uncertainties, including currency exchange rate fluctuations, political instability and potential expropriation. The effects of these and other factors on the Company's and HL&P's business and operations are described elsewhere in this Report. See "--Business of HL&P--Competition," "--Business of HI Energy" and "--Regulation of the Company" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Earnings of the Company and HL&P" in Item 7 of this Report.

                                BUSINESS OF HL&P

SERVICE AREA

         HL&P's service area covers a 5,000 square mile area on the Texas Gulf Coast, including Houston (the nation's fourth largest city). HL&P serves approximately 1.5 million residential, commercial and industrial customers. HL&P is a member of the Electric Reliability Council of Texas, Inc. and is interconnected to a transmission grid encompassing most of the state of Texas.

         Although the economy of HL&P's service area encompasses a wide range of products and services, Houston's economy is centered primarily on energy sector industries, such as oil companies, petrochemical and refining complexes, industrial and petrochemical construction firms and natural gas distribution and processing centers. During the year ended December 31, 1996, energy sector industries accounted for approximately 32 percent of HL&P's industrial electric base revenues and 8 percent of its total electric base revenues. Other important sectors of Houston's economy include the Port of Houston, the Johnson Space Center and the Texas Medical Center.

SYSTEM CAPABILITY AND LOAD

         The following table sets forth information with respect to HL&P's system capability and load:

                                                                     Maximum Hourly Firm Demand
                                                            --------------------------------------
            Installed                                                                   % Change
               Net           Purchased        Total Net                                   From          Reserve
           Capability          Power         Capability                                   Prior         Margin
Year           (MW)           (MW)(1)           (MW)          Date         MW (2)         Year           (%)
----       -----------     ------------     ------------    --------      -------     ------------    ------
1992          13,583             945           14,528       Jul. 30         10,783        (1.1)          34.7
1993          13,679             945           14,624       Aug. 19         11,397         5.7           28.3
1994          13,666             720           14,386       Jun. 28         11,245        (1.3)          27.9
1995          13,921             445           14,366       Jul. 27         11,419         1.5           25.8
1996          13,960             445           14,405       Jul. 23         11,718         2.6           22.9

-------------------

(1) Reflects firm capacity purchased. For additional information on purchased power commitments, see "--Fuel--Purchased Power" below.

(2) Does not include interruptible load. Including interruptible demand, the maximum hourly demand served in 1996 was 12,667 megawatts (MW) compared to 12,377 MW in 1995.

         Based on present trends, HL&P expects maximum hourly firm demand for electricity to grow at a compound annual rate of approximately 1.5 percent over the next ten years. Assuming growth at that rate and average weather conditions and including the net effects of HL&P's demand-side management programs, HL&P projects that its reserve margin will decrease to an estimated 15 percent by 2001. For long-term planning purposes, HL&P intends to maintain its reserve margin at approximately 15 percent in excess of maximum hourly firm demand load requirements.

         HL&P experiences significant seasonal variation in its sales of electricity. Sales during the summer months are higher than sales during other months of the year due to the reliance on air conditioning. See Note 15 to the Financial Statements for a presentation of certain unaudited quarterly financial information for 1995 and 1996.

COMPETITION

         The electric utility industry historically has been composed of vertically integrated companies providing electric service on an exclusive basis within governmentally-defined geographic areas. Prices for electric service typically have been set by governmental authorities under principles designed to provide the utility with an opportunity to recover its cost of providing electric service plus a reasonable return on its invested capital. Federal legislation as well as legislative and regulatory initiatives in various states have encouraged competition among electric utility and non-utility owned power generators. These developments, combined with increasing demand for lower-priced electricity and technological advances in electric generation, are acting to accelerate the electric utility industry's movement toward more competition.

         For information on competition, including a discussion of stranded cost issues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Earnings of the Company and HL&P--Competition" in Item 7 of this Report, which is incorporated herein by reference.

CAPITAL PROGRAM

         HL&P has an ongoing program to maintain its existing production, transmission and distribution facilities and to expand its physical plant in response to customer needs. Assuming a target reserve margin of 15 percent, HL&P does not currently forecast a need for additional capacity until 2002. Under an integrated resource planning rule adopted by the Public Utility Commission of Texas (Utility Commission) in 1996, Texas electric utilities are required to conduct public solicitations for generating capacity to satisfy their future energy needs. The integrated resource plan rules are intended to complement the development of a competitive wholesale market for electric power. HL&P is required to file a preliminary integrated resource plan by January 1998.

         In 1996, HL&P's capital and nuclear fuel expenditures were approximately $383 million, excluding Allowance for Funds Used During Construction (AFUDC). HL&P's capital program (excluding AFUDC) is currently estimated to cost approximately $239 million in 1997, $253 million in 1998 and $276 million in 1999. HL&P's capital program for the three-year period 1997 through 1999 consists primarily of improvements to its existing electric generating, distribution, and general plant facilities. For the three-year period 1997 through 1999, HL&P's projected capital program consists of the following estimated expenditures:

                                                Amount  Percent of Total
                                              (millions)  Expenditures
                                              ---------   ------------
Generating facilities ..................         $104         14%
Transmission facilities ................           39          5%
Distribution facilities ................          378         49%
Substation facilities ..................           48          6%
General plant facilities ...............          128         17%
Nuclear fuel ...........................           71          9%
                                                 ----       ----

     Total .............................         $768        100%
                                                 ====       ====

         Actual capital expenditures will vary from estimates as a result of numerous factors, including, but not limited to, changes in the rate of inflation, availability and relative cost of fuels and purchased power, changes in environmental laws, regulatory and legislative changes and the effect of regulatory proceedings. For information regarding expenditures associated with
(i) HL&P's share of nuclear fuel costs and (ii) environmental programs, see "--Fuel--Nuclear Fuel--Supply" and "--Regulatory Matters--Environmental Quality" below.

FUEL

         Based upon various assumptions relating to the cost and availability of fuels, plant operation schedules, load growth, load management and environmental protection requirements, HL&P's estimate of its future energy mix is as follows:

                                                                                   Energy Mix  (%)
                                                               Historical     ------------ Estimated -------------
                                                                  1996          1997           1999          2001
                                                               ----------       ----           ----          ----
         Gas.........................................             32             29             33            42
         Coal and Lignite............................             40             42             41            40
         Nuclear.....................................              9              8              8             8
         Purchased Power.............................             19             21             18            10
                                                                 ---            ---            ---           ---

                  Total..............................            100            100            100           100
                                                                 ===            ===            ===           ===



         There can be no assurance that the various assumptions upon which the estimates set forth in the table above are based will prove to be correct. Accordingly, HL&P's actual energy mix in future years may vary materially from the percentages shown in the table. For information regarding HL&P's fuel costs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--HL&P--Fuel and Purchased Power Expense - HL&P" in Item 7 of this Report and Note 11(b) to the Financial Statements.

         NATURAL GAS SUPPLY. During 1996, HL&P purchased approximately 65 percent of its natural gas requirements pursuant to long-term contracts having terms of five years or longer. HL&P purchased the remaining 35 percent of its natural gas requirements in the spot market. In 1996, no individual supplier provided more than 21 percent of HL&P's total natural gas requirements. Substantially all of HL&P's natural gas supply contracts contain pricing provisions based on fluctuating spot market prices.

         Based on the current market for, and availability of, natural gas, HL&P believes that it will be able to replace the supplies of natural gas covered under its present long-term contracts with gas purchased in the spot market or under short-term contracts as such long-term contracts expire. HL&P's average daily gas consumption during 1996 was 612 billion British thermal units
(BBtu) with peak daily consumption of 1,361 BBtu. HL&P's average cost of natural gas was $2.31 per million British thermal units (MMBtu) in 1996, $1.69 per MMBtu in 1995 and $1.90 per MMBtu in 1994.

         Although natural gas has been relatively plentiful in recent years, supplies available to HL&P and other consumers are vulnerable to disruption due to weather conditions, transportation disruptions, price changes and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply constraints or other factors.

         COAL AND LIGNITE SUPPLY. HL&P purchases approximately three-fourths of the coal required to operate its four coal-fired units at the W. A. Parish Electric Generating Station (W. A. Parish) under two long-term contracts from mines in the Powder River Basin area of Wyoming. The first of these contracts expires in 2010, and the other expires in 2011. HL&P obtains the remaining coal required to operate these units under short-term contracts. The majority of the coal purchased is transported to the W. A. Parish coal-handling facilities under a long-term rail transportation contract. In the second quarter of 1997, HL&P expects to complete construction of a rail spur connecting these facilities to another rail transporter. The additional rail spur is expected to provide a competitive alternative for the transportation of coal not subject to the existing long-term transportation agreement.

         HL&P obtains the lignite used to fuel the two units of the Limestone Electric Generating Station (Limestone) from a surface mine adjacent to the plant. HL&P owns the mining equipment, facilities and a portion of the lignite leases at the mine, which is operated under a long-term contract.

The lignite reserves currently under lease and contract are expected to provide substantially all of the lignite requirements for Limestone through 2014.

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

         Uranium.....................................2000 (1)
         Conversion..................................2001
         Enrichment .................................2014 (2)
         Fabrication.................................2005

(1) Contracts provide for over 50 percent of the uranium concentrates required. The balance of uranium concentrates requirements is expected to be provided by future spot and medium-term contracts.

(2) The South Texas Project has suspended its enrichment services contract for the period between October 2000 through September 2006 pursuant to an option available under such contract. During this period, the South Texas Project intends to obtain such services through a competitive bidding process.

         Although HL&P and the other South Texas Project owners cannot predict the future availability of uranium and related services, they do not anticipate, based on current market conditions, difficulty in obtaining requirements for the remaining years of the South Texas Project's operations.

         Spent Fuel Disposal. By contract, the United States Department of Energy (DOE) has committed itself ultimately to take possession of all spent fuel generated by the South Texas Project. HL&P has been advised that the DOE currently plans to place the spent fuel in a permanent underground storage facility. The DOE contract currently requires payment of a spent fuel disposal fee on nuclear plant-generated electricity of one mill (one-tenth of a cent) per net kilowatt-hour (KWH) sold. This fee is subject to adjustment to ensure full cost recovery by the DOE. In December 1996, the DOE notified utilities that it anticipates a delay in assuming its obligation to begin disposing of spent fuel, and solicited input from the utilities as to how the delay can best be accommodated. Although the DOE's efforts to arrange long-term disposal have been unsuccessful to date, the South Texas Project is designed to have sufficient on-site storage facilities to accommodate nearly 40 years of spent fuel disposal for each unit.

         Enrichment Decontamination and Decommissioning Assessment Fees. The Energy Policy Act of 1992 (Energy Policy Act) includes a provision that assesses a fee upon domestic utilities that purchased nuclear fuel enrichment services from the DOE before October 24, 1992. This fee covers a portion of the cost to decontaminate and decommission facilities providing for such enrichment services. The South Texas Project's assessment is approximately $2 million per year (subject to escalation for inflation). HL&P's share of such fees is 30.8 percent. These assessments will continue until the earlier of October 24, 2007 or when $2.25 billion (adjusted for inflation) has been collected from domestic utilities with nuclear generating units. HL&P has a remaining estimated liability of $6.5 million for such assessments.

         OIL SUPPLY. HL&P maintains limited fuel oil stocks to satisfy fuel needs in emergency situations. In addition, certain of HL&P's gas-fired generating plants are designed to operate on fuel oil if fuel oil becomes more economical to use than natural gas.

         PURCHASED POWER. At December 31, 1996, HL&P had contracts covering 445 MW of firm capacity and associated energy. These contracts expire as follows:
1998 - 125 MW and 2005 - 320 MW. Capacity payments under HL&P's firm purchased power commitments for the next three years are approximately $22 million per year. Current Utility Commission rules permit full recovery of costs incurred under these purchased power contracts through HL&P's rates for electric service. The two principal firm capacity contracts (covering 320 MW of firm capacity) contain provisions allowing HL&P to suspend or reduce purchased power payments in the event that the Utility Commission disallows future recovery of these costs through HL&P's rates for electric service.

         RECOVERY OF FUEL COSTS. Utility Commission rules provide for the recovery of certain fuel and purchased power energy costs through a fixed fuel factor included in electric rates. The fixed fuel factor is established during either a utility's general rate proceeding or a fuel factor proceeding and is to be generally effective for a minimum of six months. In any event, a reconciliation of the fuel revenues and the fuel costs is required every three years. HL&P can request a revision to its fuel factor in April and October of each year. Fuel revenues accrued pursuant to such factor are adjusted monthly to equal fuel expenses; therefore, such revenues and expenses have no effect on earnings unless fuel costs are determined not to be recoverable. The adjusted over/under recovery of fuel costs is recorded on HL&P's balance sheets as fuel-related credits or fuel-related debits, respectively. Fuel costs are reviewed during periodic fuel reconciliation proceedings.

For information regarding the recovery of fuel costs, including a $70 million temporary fuel surcharge implemented to address an under-recovery of eligible fuel costs during the period February 1995 through August 1996, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--HL&P--Operating Revenues and Sales - HL&P" in Item 7 of this Report.

REGULATORY MATTERS

         RATES AND SERVICES. HL&P operates under a certificate of convenience and necessity granted by the Utility Commission which covers HL&P's present service area and facilities. In addition, HL&P holds franchises to provide electric service within the incorporated municipalities in its service territory. None of these franchises expires before 2007.

         Under the Texas Public Utility Regulatory Act (PURA), the Utility Commission has original jurisdiction over electric rates and services in unincorporated areas of the state of Texas and in the incorporated municipalities that have relinquished original jurisdiction. Original jurisdiction over electric rates and services in the remaining incorporated municipalities served by HL&P is exercised by such municipalities, including the City of Houston, but the Utility Commission has appellate jurisdiction over electric rates and services within those incorporated municipalities.

         UTILITY COMMISSION RATE PROCEEDINGS.   Beginning in 1995, HL&P
implemented a reduction in its base rates under the terms of the settlement of its 1995 rate case (Docket No. 12065)(Rate Case Settlement). For additional information regarding terms of the Rate Case Settlement, see "Management's Discussion and Analysis of Financial Condition and Results of

Operations--Certain Factors Affecting Future Earnings of the Company and HL&P--Rate Matters and Contingencies" in Item 7 of this Report and Note 3(a) to the Financial Statements.

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

         Provisions of the Clean Air Act dealing with urban air pollution require establishing new emission limitations for nitrogen oxides (NOx) from existing sources. Initial limitations were finalized in 1993, but the implementation of these emission reductions has been delayed by the EPA and TNRCC until 1999. Although HL&P did not incur any additional NOx pollution control costs in 1996, HL&P estimates that, based on current market conditions and other factors, it could be required to spend $40 million between 1997 and 1999 in order to fully comply with new NOx requirements scheduled to be implemented in 1999.

         The Ozone Transport Assessment Group (OTAG) was established in 1995. It is comprised of state air directors from 37 states, including Texas, which is represented by the TNRCC. OTAG is responsible for evaluating the long-range transport of pollutants related to ozone formation, which includes NOx, and to identify levels of NOx emission reductions deemed necessary for attainment of the standard. The results of OTAG's evaluation are expected in mid-1997. The EPA has issued an Advanced Notice of Proposed Rulemaking (ANPR) in which the EPA indicated that it intends to require each state to develop a state implementation plan to ensure that reductions in ozone-related pollutants will be achieved. In addition, the EPA has proposed new air quality standards for ozone and for small particle pollutants. The outcome of either or both of these and other related rulemakings may affect the magnitude and the timing of future expenditures necessary for NOx reduction from HL&P facilities. Furthermore, the ANPR does not contain sufficient details upon which the Company or HL&P can estimate the potential costs of implementing the proposed rules.

         In both 1995 and 1996, HL&P incurred costs of approximately $3 million per year in order to comply with requirements under the Clean Air Act mandating electric utilities to install continuous emission monitoring equipment. Installation of the new systems was completed in 1996, and, based on existing regulatory requirements, no additional expenditures are currently projected. To implement these Clean Air Act programs, an Operating Permit Program has been established that will be administered in Texas by the TNRCC. Although HL&P is required to submit applications for affected HL&P facilities to the TNRCC during 1997, it is not anticipated, based on existing regulatory requirements, that HL&P will be required to make any significant changes to its current air quality control requirements. Current air quality related permit programs administered by the TNRCC impose fees on HL&P of approximately $1 million annually.

         Water Quality. The federal Clean Water Act governs the discharge of pollutants into surface waters and is administered jointly in Texas by the TNRCC and the EPA. HL&P has obtained permits from both the TNRCC and the EPA for all of its facilities that require such permits and anticipates obtaining timely renewal of such permits as they expire.

         Solid and Hazardous Waste. HL&P's handling and disposal of solid waste is also subject to regulation by the TNRCC. HL&P's cost in 1996 for commercial disposal of industrial solid waste was approximately $4.6 million.

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

         HL&P holds an operating license from the NRC in connection with its role as project manager of the South Texas Project. For information regarding the formation of an operating company to replace HL&P as project manager of the South Texas Project, see Note 2(b) to the Financial Statements.

         LOW-LEVEL RADIOACTIVE WASTE DISPOSAL. The 1980 federal Low-Level Radioactive Waste Policy Act directed states to assume responsibility for the disposal of low-level nuclear waste generated within their borders. Under this Act, states may combine with other states and seek consent from Congress for regional compacts to construct and operate low-level nuclear waste sites. The only facility licensed to receive commercial low-level nuclear waste that is currently available to the South Texas Project is located in Barnwell, South Carolina. The South Texas Project has entered into a contract with the operator of the Barnwell facility to dispose of all of its low-level nuclear waste through December 1997.

         The Texas Low-Level Radioactive Waste Disposal Authority (Waste Disposal Authority) is currently seeking authority to build and operate a low-level waste disposal facility in Hudspeth County, Texas. A bill that establishes an interstate compact among Texas, Maine and Vermont is currently pending before Congress. Ratification of the compact would limit access to the proposed facility to the three compact members. Although lack of Congressional action would not prohibit the Waste Disposal Authority from constructing the site unilaterally, failure to ratify the compact would result in the loss of contributions from Maine and Vermont toward the construction of the facility. HL&P expects that the measure will be considered by Congress in 1997.

         The Waste Disposal Authority is authorized to assess a planning and implementation fee to waste generators to fund development of the proposed Texas disposal facility. For the authority's 1997 fiscal year, HL&P's share of this assessment fee is approximately $3.7 million. Subject to licensing of the facility in 1998, the Waste Disposal Authority estimates that the Texas site (construction of which has not yet begun) could begin receiving waste in late 1999. In the event the Barnwell facility stops accepting waste before the Texas site is opened, the South Texas Project would store its waste in an interim storage facility located at the nuclear plant. The plant currently has storage capacity for at least five years of low-level nuclear waste generated by the project.

NUCLEAR INSURANCE AND NUCLEAR DECOMMISSIONING

         For information concerning nuclear insurance and nuclear decommissioning, see Notes 2(c) and 2(d) to the Financial Statements.

LABOR MATTERS

         As of December 31, 1996, HL&P had 7,864 full-time employees of whom 3,042 were hourly-paid employees represented by the International Brotherhood of Electrical Workers under a collective bargaining agreement which expires on May 25, 1998.

OPERATING STATISTICS OF HL&P

                                                                    Year Ended December 31,
                                                         ----------------------------------------------
                                                             1996             1995             1994
                                                         ------------     ------------     ------------
Electric Energy Generated and Purchased (Megawatt-
Hours (MWH)):
     Generated -- Net Station Output ..................    55,170,841       53,447,128       53,894,994
     Purchased ........................................    12,540,172       10,452,818       10,107,449
     Net Interchange ..................................         1,486           (1,488)          (1,018)
                                                         ------------     ------------     ------------
         Total ........................................    67,712,499       63,898,458       64,001,425
     Company Use, Lost and Unaccounted for Energy .....    (3,350,400)      (2,822,876)      (2,678,629)
                                                         ------------     ------------     ------------
         Total Energy Sold ............................    64,362,099       61,075,582       61,322,796
                                                         ============     ============     ============

Electric Sales (MWH):
     Residential ......................................    19,048,238       18,103,209       17,194,724
     Commercial .......................................    14,640,762       14,233,413       13,631,381
     Small Industrial (1) .............................    11,727,500       11,174,404       10,940,813
     Large Industrial (1) .............................    13,519,845       12,493,029       13,537,677
     Street Lighting -- Government and Municipal ......       119,339          117,253          116,643
                                                         ------------     ------------     ------------
         Total Firm Retail Sales ......................    59,055,684       56,121,308       55,421,238
     Other Electric Utilities .........................       205,463          169,750          167,286
                                                         ------------     ------------     ------------
         Total Firm Sales .............................    59,261,147       56,291,058       55,588,524
     Interruptible ....................................     4,038,277        4,093,385        5,027,743
     Off-System .......................................     1,062,675          691,139          706,529
                                                         ------------     ------------     ------------
         Total ........................................    64,362,099       61,075,582       61,322,796
                                                         ============     ============     ============

Number of Customers (End of Period): (2)
     Residential ......................................     1,353,631        1,327,168        1,301,074
     Commercial .......................................       185,031          175,998          170,959
     Small Industrial (1) .............................         1,692            1,543            1,525
     Large Industrial (Including Interruptible) (1) ...           126              127              145
     Street Lighting -- Government and Municipal ......            83               82               81
     Other Electric Utilities (Including Off-System) ..            15               11               11
                                                         ------------     ------------     ------------
         Total ........................................     1,540,578        1,504,929        1,473,795
                                                         ============     ============     ============

Operating Revenue (Thousands of Dollars):
     Residential ......................................  $  1,603,591     $  1,471,702     $  1,586,074
     Commercial .......................................       986,591          923,223        1,029,104
     Small Industrial (1) .............................       611,495          564,609          643,383
     Large Industrial (1) .............................       473,451          431,499          541,188
     Street Lighting -- Government and Municipal ......        22,125           20,679           25,902
                                                         ------------     ------------     ------------
         Total Electric Revenue -- Firm Retail Sales ..     3,697,253        3,411,712        3,825,651
     Other Electric Utilities .........................        18,841           22,207           25,669
                                                         ------------     ------------     ------------
         Total Electric Revenue -- Firm Sales .........     3,716,094        3,433,919        3,851,320
     Interruptible ....................................        97,164           81,707          108,730
     Off-System .......................................        25,995           12,250           13,691
                                                         ------------     ------------     ------------
         Total Electric Revenue .......................     3,839,253        3,527,876        3,973,741
     Miscellaneous Electric Revenues ..................       185,774          152,421         (227,656)
                                                         ------------     ------------     ------------
         Total ........................................  $  4,025,027     $  3,680,297     $  3,746,085
                                                         ============     ============     ============

Installed Net Generating Capability (Kilowatts (KW))
     (End of Period) ................................      13,960,370       13,921,370       13,666,000

Cost of Fuel (Cents per MMBtu):
     Gas ............................................           231.3            168.5            189.8
     Coal (3) .......................................           210.8            202.5            159.0
     Lignite ........................................           111.1            124.8            110.8
     Nuclear ........................................            61.6             58.2             57.4
         Average ....................................           181.6            159.3            153.6

(1) For reporting purposes, HL&P classifies customers with an electric demand in excess of 600 kilovolt-amperes as industrial. Small industrial customers typically are retail stores, office buildings, universities and other customers not associated with large industrial plants.

(2) In 1996, HL&P began calculating the number of customers based on the number of active customers at month end (as opposed to number of billing transactions). This change had the effect of increasing the number of customers (primarily commercial) reported in 1996 by approximately 4,400. Prior periods have not been restated.

(3) The cost of coal for 1994 reflects the receipt of approximately $66.1 million (38.2 cents per MMBtu) related to the sale of certain railroad settlement payments. See Note 14 to the Financial Statements.

                             BUSINESS OF HI ENERGY

         HI Energy, a subsidiary of the Company formed in 1993, participates primarily in the development and acquisition of foreign independent power projects and the privatization of foreign generating and distribution facilities. As of December 31, 1996, the Company's Consolidated Balance Sheet included approximately $567 million invested in foreign utility and non-regulated companies. In 1996, HI Energy reported earnings of approximately $0.2 million compared to a loss of $33 million in 1995, a year which included an $18 million after-tax one-time charge to earnings related to an investment in two waste tire-to-energy projects.

         For additional information regarding HI Energy, see "--Regulation of the Company--Federal and State Regulation of Foreign Investments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Earnings of the Company and HL&P--HI Energy" in Item 7 of this Report and Notes 1(a) and 4 to the Financial Statements.

MAJOR FOREIGN INVESTMENTS

         In May 1996, a subsidiary of HI Energy acquired 11.35 percent of the common stock of Light - Servicos de Eletricidade S.A., a publicly held Brazilian corporation (Light), for $392 million. Light is the operator of an integrated electric power and distribution system that serves a portion of the state of Rio de Janeiro, Brazil, including the city of Rio de Janeiro. HI Energy acquired the shares as a bidder in the government-sponsored auction of 60 percent of Light's outstanding shares. Subsequent to the auction, the winning bidders, including a subsidiary of HI Energy, formed a consortium whose aggregate ownership interest of 50.44 percent represents a controlling interest in Light.

         HI Energy also owns 49 percent of the capital stock of an electric utility operating in La Plata, Argentina, which as of December 31, 1996 was recorded as an equity investment in the amount of $81 million. In 1995, HI Energy acquired 90 percent of the capital stock of an electric utility in north-central Argentina for $16 million. In late 1997, a subsidiary of HI Energy expects to complete development of a 160 MW cogeneration facility in Argentina at an estimated cost of approximately $100 million. In 1998, another subsidiary of HI Energy, together with various other investors, expects to complete development of a coke calcining and power generation facility in the state of Andhra Pradesh, India. The waste gases from the calcining facility will be used to generate electricity for sale to industrial customers and a local utility. Assuming the project is completed on schedule, HI Energy's estimated share of the cost of this project is approximately $9 million.

RISKS OF OVERSEAS OPERATIONS

         The financing, development and operation of foreign power projects entail political and financial uncertainties, including risks associated with currency exchange rate fluctuations, currency repatriation and convertibility restrictions, political instability and potential expropriation. The uncertainty of the legal environment in certain countries in which HI Energy is or in the future may be operating could make it more difficult for HI Energy to enforce its rights under agreements relating to its overseas operations. HI Energy seeks to minimize the risks of its overseas operations in a variety of ways, including co-investing with local partners and reviewing the potential return of any investment against related political and other risks. Notwithstanding these efforts, there can be no assurance that HI Energy's efforts to minimize overseas operational risks will be successful.

                           REGULATION OF THE COMPANY

FEDERAL

         The Company is a holding company as defined in the 1935 Act; however, based upon the intrastate operations of HL&P and the exemptions applicable to the affiliates of HI Energy, the Company is exempt from regulation as a "registered" holding company under the 1935 Act, except with respect to the acquisition of voting securities of other domestic public utility companies and utility holding companies. In connection with the Merger, the Company and HL&P have filed an application with the SEC requesting an order granting Houston an exemption from regulation as a registered public utility holding company under
Section 3(a)(2) of the 1935 Act. For information regarding the application, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--The Merger." Following the Merger, Houston will be the holding company for NorAm, which is a public utility under the 1935 Act.

         In June 1995, the SEC issued a comprehensive report on the regulation of utility holding companies in which it recommended repeal of the 1935 Act, subject to a minimum one-year transition period and legislation that would provide for access by state commissions to the books and records of holding companies and their affiliates and oversight by the Federal Energy Regulatory Commission of intrasystem transactions. Several bills have been introduced in Congress which would repeal the 1935 Act. Repeal or significant modification of the 1935 Act could have a significant effect on the electric utility industry.

STATE

         The Company is not subject to regulation by the Utility Commission under PURA or by the incorporated municipalities served by HL&P. Those regulatory bodies do, however, have authority to review accounts, records and contracts relating to transactions by HL&P with the Company and its other subsidiaries.

FEDERAL AND STATE REGULATION OF FOREIGN INVESTMENTS

         Section 33(a)(1) of the 1935 Act exempts foreign utility company affiliates of the Company from regulation as "public utility companies," thereby permitting the Company to invest in foreign utility companies without registration under the 1935 Act as a holding company. The exemption, however, is dependent upon the SEC's receiving from each state commission having jurisdiction over the retail rates of any U.S. utility company that is associated or affiliated with the foreign utility company, a certification to the effect that such commission has the authority and resources to protect ratepayers subject to its jurisdiction and that such commission intends to exercise its authority.

         The Utility Commission has provided such a certification to the SEC subject, however, to the right of the Utility Commission to revise or withdraw the certification as to any future acquisition. The Company is required to notify the Utility Commission in the event that its aggregate investment in foreign exempt wholesale generators (EWGs) and utility companies exceeds 30 percent of the Company's consolidated net worth or if the Company's operating losses attributable to its direct or indirect foreign investments exceed 5 percent of consolidated retained earnings during the previous four quarters.

         Subject to certain limited exceptions, Section 33(f)(1) of the 1935 Act prohibits any public utility (such as HL&P or, after the Merger, Houston) from issuing any security for the purpose of financing the acquisition, ownership or operation of a foreign utility company, or assuming any obligation or liability with respect to a foreign utility company.

                     EXECUTIVE OFFICERS OF THE COMPANY (1)
                              As of March 3, 1997

                                             Officer
               Name                   Age(2)  Since     Business Experience 1992-1997 and Positions(3)
              ------                  -----  -------   ------------------------------------------------------------------
Don D. Jordan......................     64    1976     Chairman and Chief Executive Officer                     1997-
                                                         and Director
                                                       Chairman, Chief Executive Officer and                    1996-1997
                                                         President and Director
                                                       Chairman and Chief Executive                             1993-1996
                                                         Officer and Director
                                                       Chairman, President and Chief                            1992-1993
                                                         Executive Officer and Director
                                                       Chairman and Chief Executive                             1992-
                                                         Officer and Director - HL&P

R. Steve Letbetter.................      48    1978    President and Chief Operating Officer                    1997-
                                                         and Director
                                                       Senior Vice President and Director                       1996-1997
                                                       Vice President and Director                              1995-1996
                                                       Vice President                                           1993-1995
                                                       President and Chief                                      1993-
                                                         Operating Officer - HL&P
                                                       Group Vice President - Finance                           1992-1993
                                                         and Regulatory Relations - HL&P

Lee W. Hogan.......................      52    1990    Executive Vice President and Director                    1997-
                                                       Senior Vice President and Director                       1996-1997
                                                       Vice President and Director                              1995-1996
                                                       Vice President                                           1993-1995
                                                       President and Chief Operating                            1993-1997
                                                         Officer - HI Energy
                                                       Group Vice President -                                   1992-1993
                                                         External Affairs - HL&P

Hugh Rice Kelly....................     54    1984     Executive Vice President, General                        1997-
                                                         Counsel and Corporate Secretary
                                                       Senior Vice President, General                           1994-1997
                                                         Counsel and Corporate Secretary
                                                       Vice President, General Counsel                          1992-1994
                                                         and Corporate Secretary
                                                       Executive Vice President, General                        1997-
                                                         Counsel and Corporate Secretary
                                                          - HL&P
                                                       Senior Vice President, General                           1992-1997
                                                         Counsel and Corporate Secretary
                                                          - HL&P

Stephen W. Naeve...................      49    1988    Executive Vice President and Chief                       1997-
                                                         Financial Officer
                                                       Senior Vice President and Chief                          1996-1997
                                                         Financial Officer
                                                       Vice President - Strategic Planning                      1993-1996
                                                         and Administration
                                                       Vice President - Corporate Planning                      1992-1993
                                                         and Treasurer - HL&P

Charles R. Crisp...................      49    1996    Senior Vice President                                    1997-
                                                       Executive Vice President and General                     1996-
                                                         Manager - Energy Production
                                                         and Director - HL&P
                                                       President and Director, Tejas Gas                        1992-1996
                                                         Corporation

B. Bruce Gibson....................      43    1994    Senior Vice President - Governmental Affairs             1997-
                                                       Vice President - Government and                          1996-1997
                                                         Regulatory Affairs
                                                       Vice President - Government and                          1996-
                                                         Regulatory Affairs - HL&P
                                                       Vice President - Governmental Relations                  1994-1996
                                                       President and CEO, Texas Chamber of                      1994
                                                         Commerce
                                                       Executive Assistant to the Texas                         1992-1994
                                                         Lt. Governor

Robert L. Waldrop..................      49    1988    Senior Vice President - Communications                   1997-
                                                       Senior Vice President - External Affairs - HL&P          1996-
                                                       Senior Vice President - Marketing and                    1996
                                                          Customer Service - HL&P
                                                       Group Vice President - External Affairs - HL&P           1993-1996
                                                       Vice President - Public and Customer                     1992-1993
                                                         Relations - HL&P

Mary P. Ricciardello...............      41    1993    Vice President and Comptroller                           1996-
                                                       Vice President and Comptroller                           1996-
                                                         - HL&P
                                                       Comptroller                                              1993-1996
                                                       Assistant Corporate Secretary                            1992-1993
                                                         and Assistant Treasurer - HL&P

--------------------
(1) All of the officers have been elected to serve until the annual meeting of the Board of Directors scheduled to occur on May 9, 1997 and until their successors qualify.

(2)    At December 31, 1996.

(3) In 1997, the Board of Directors of the Company appointed certain divisional officers of the Company. Pursuant to those appointments, the following Executive Officers of the Company and/or HL&P also hold the following divisional officer titles within the Company:

          Charles R. Crisp         President & Chief Operating Officer, HII
                                   Power Generation Group

          Lee. W. Hogan            President & Chief Operating Officer, HI
                                   Retail Energy Group

          David M. McClanahan      President & Chief Operating Officer, HL&P
                                   Division, HI Retail Energy Group

          Stephen C. Shaeffer      Executive Vice President, Retail Energy
                                   Regulation, HI Retail Energy Group

                       EXECUTIVE OFFICERS OF HL&P (1)(2)
                              As of March 3, 1997

                                               Officer
               Name                   Age(3)    Since  Business Experience 1992-1997 and Positions
              -----                  -------   ------- ---------------------------------------------------------------------
Don D. Jordan......................    64       1971   Chairman and Chief Executive                                1992-
                                                         Officer and Director

R. Steve Letbetter.................    48       1978   President and Chief Operating Officer                       1995-
                                                         and Director
                                                       President and Chief Operating Officer                       1993-1995
                                                       Group Vice President - Finance                              1992-1993
                                                         and Regulatory Relations

William T. Cottle..................    51       1993   Executive Vice President and General                        1996-
                                                         Manager - Nuclear and Director
                                                       Group Vice President - Nuclear                              1993-1996
                                                       Vice President - Operations -                               1992-1993
                                                         Grand Gulf Nuclear Station,
                                                         Entergy Operations, Inc.

Charles R. Crisp...................    49       1996   Executive Vice President and General                        1996-
                                                         Manager - Energy Production
                                                         and Director
                                                       President and Director, Tejas Gas                           1992-1996
                                                         Corporation

Jack D. Greenwade..................    57      1982    Senior Vice President and Assistant                         1996-
                                                         to the President and Director
                                                       Group Vice President - Operations                           1992-1996

Hugh Rice Kelly....................    54      1984    Senior Vice President, General                              1992-
                                                         Counsel and Corporate Secretary

David M. McClanahan................    47      1986    Executive Vice President and General                        1996-
                                                         Manager - Energy Delivery and
                                                         Customer Service and Director
                                                       Group Vice President - Finance                              1993-1996
                                                         and Regulatory Relations
                                                       Senior Vice President and Chief                             1992-1993
                                                          Financial Officer - KBLCOM

Stephen C. Schaeffer...............    49     1989     Executive Vice President - Shared                           1996-
                                                         Services and Financial and
                                                         Regulatory Affairs and Director
                                                       Senior Vice President - Treasurer -                         1993-1996
                                                         HI Energy
                                                       Group Vice President - Administration                       1992-1993
                                                         and Support

Robert L. Waldrop..................    49     1988     Senior Vice President - External Affairs                    1996-
                                                         And Director
                                                       Senior Vice President - Marketing and                       1996
                                                         Customer Service
                                                       Group Vice President - External Affairs                     1993-1996
                                                       Vice President - Public and                                 1992-1993
                                                         Customer Relations

Mary P. Ricciardello...............    41     1993     Vice President and Comptroller                              1996-
                                                       Comptroller - Company                                       1993-1996
                                                       Assistant Corporate Secretary                               1992-1993
                                                         and Assistant Treasurer

-------------------

(1) All of the officers have been elected to serve until the annual meeting of the Board of Directors scheduled to occur on May 9, 1997 and until their successors qualify.

(2) For the purposes of the requirements of this Report, the HL&P officers listed may also be deemed to be executive officers of the Company.

(3)     At December 31, 1996.

ITEM 2.  PROPERTIES.

         The Company considers its property and the property of its subsidiaries to be well maintained, in good operating condition and suitable for their intended purposes.

HL&P

         All of HL&P's electric generating stations and all of the other operating properties of HL&P are located in the state of Texas.

         ELECTRIC GENERATING STATIONS. As of December 31, 1996, HL&P owned 12 electric generating stations (62 generating units) with a combined turbine nameplate rating of 13,544,608 KW, including a 30.8 percent interest in one nuclear generating station (two units) with a combined turbine nameplate rating of 2,623,676 KW.

         SUBSTATIONS. As of December 31, 1996, HL&P owned 212 major substations (with capacities of at least 5 megavolt amperes (Mva)) having a total installed rated transformer capacity of 54,307 Mva (exclusive of spare transformers), including a 30.8 percent interest in one major substation with an installed rated transformer capacity of 3,080 Mva.

         ELECTRIC LINES--OVERHEAD. As of December 31, 1996, HL&P operated 25,003 pole miles of overhead distribution lines and 3,606 circuit miles of overhead transmission lines, including 474 circuit miles operated at 69,000 volts, 2,035 circuit miles operated at 138,000 volts and 1,097 circuit miles operated at 345,000 volts.

         ELECTRIC LINES--UNDERGROUND. As of December 31, 1996, HL&P operated 9,636 circuit miles of underground distribution lines and 12.6 circuit miles of underground transmission lines, including 4.5 circuit miles operated at 69,000 volts and 8.1 circuit miles operated at 138,000 volts.

         GENERAL PROPERTIES. HL&P owns various properties, which include a 47-story headquarters office building, division offices, service centers, telecommunications equipment and other facilities used for general purposes.

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

HI ENERGY

         For information with respect to property owned directly or indirectly by HI Energy, see "Business--Business of HI Energy" in Item 1 of this Report and Note 4 to the Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

              NORAM MERGER LAWSUIT. In August 1996, a purported NorAm shareholder filed a lawsuit, Shaw v. NorAm Energy Corp., et al., in the District Court of Harris County, Texas, against NorAm, certain of its officers and directors and the Company to enjoin the Merger or to rescind the Merger and/or to recover damages in the event that the Merger is consummated. The complaint alleges, among other things, that the consideration for the Merger is inadequate, that NorAm's Board of Directors breached its fiduciary duties and that the Company aided and abetted such breaches of fiduciary duties. In addition, the plaintiff seeks certification as a class action. The Company believes that the claims are without merit.

              ENVIRONMENTAL. HL&P is a defendant in litigation arising out of the environmental remediation of a site in Corpus Christi, Texas. The site was operated by third parties as a metals reclaiming operation. Although HL&P neither operated nor owned the site, certain transformers and other equipment originally sold by HL&P may have been delivered to the site by third parties, and HL&P and others have remediated the site pursuant to a plan approved by appropriate state agencies and a federal court. To date, HL&P has recovered from other responsible parties $1.4 million of the more than $3 million it has spent on remediation. In Dumes, et al. v. HL&P, et al. (pending in the U.S. District Court for the Southern District of Texas, Corpus Christi Division), landowners near the site have asserted claims that their property has been contaminated as a result of the remediation effort and are seeking approximately $70 million in compensatory damages, in addition to punitive damages of $51 million. The Dumes case is currently subject to a stay due to the bankruptcy of two co-defendants. Although the ultimate outcome of this case cannot be predicted at this time, the Company and HL&P do not believe that this case will have a material adverse effect on the Company's or HL&P's financial condition, liquidity or results of operations.

              The EPA has identified HL&P as a "potentially responsible party"
              (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act for the costs of cleaning up a site located adjacent to one of HL&P's transmission lines. In October 1992, the EPA issued an Administrative Order to HL&P and several other companies purporting to require them to manage the remediation of the site. HL&P believes that the EPA took this action solely on the basis of information indicating that HL&P in the 1950s acquired record title to a portion of the land on which the site is located. HL&P does not believe that it now nor previously has had any ownership interest in the land in question and has obtained a judgment from a court in Galveston County, Texas, to that effect. Accordingly, HL&P has not complied with this order, even though HL&P understands that other responsible parties are proceeding with site remediation. To date, neither the EPA nor any other PRP has instituted a claim against HL&P for any share of the remediation costs, but under current law if HL&P is determined to be a responsible party, HL&P could be found to be jointly and severally liable for the remediation costs (estimated to be approximately $80 million in the aggregate) and could be subjected to substantial fines and damage claims.

         For a description of certain other legal and regulatory proceedings affecting the Company and HL&P, reference is made to the information set forth in Notes 2(b), 3, 10 and 11(c) to the Financial Statements, which notes are incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At a special meeting of the Company's shareholders held on December 17, 1996, the shareholders of the Company approved the Merger Agreement. As part of the approval of the Merger Agreement, T. Milton Honea, Robert C. Hanna,
O. Holcombe Crosswell and Joseph M. Grant were elected directors of Houston effective upon the consummation of the Merger.

The number of votes cast for, cast against or withheld, as well as the number of abstentions and broker non-votes recorded, with respect to the proposal to approve the Merger Agreement are as follows:

Votes in favor of the Proposal:                             196,946,951

Votes against the Proposal (or withheld):                     1,459,637

Abstentions:                                                  1,276,532

Broker non-votes:                                                  None

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock, which at March 3, 1997 was held of record by approximately 66,000 shareholders, is listed on the New York, Chicago and London Stock Exchanges (symbol: HOU). All of HL&P's common stock is currently held, directly or indirectly, by the Company. Following the Merger, each share of the Company's Common Stock, including associated preference rights, automatically will be converted into one share of Houston Common Stock (and one associated Houston preference right).

         The following table sets forth the high and low sales prices of the Company's Common Stock on the composite tape during the periods indicated, as reported by The Wall Street Journal, and the dividends declared for such periods, in each case as adjusted to give effect to the two-for-one stock split effected by a stock distribution in December 1995. Dividend payout was $1.50 per share for 1996 and 1995. The dividend declared during the fourth quarter of 1996 is payable in March 1997.


                                                          Market Price
                                                     ----------------------             Dividend Declared
                                                     High               Low                  Per Share
                                                     ----               ---                  ---------
1996
First Quarter                                                                                  $0.375
      January 17                                   $25 5/8
      March 29                                                       $21 5/8

Second Quarter                                                                                 $0.375
      April 19                                                       $20 1/2
      June 28                                      $24 3/4

Third Quarter                                                                                  $0.375
      July 1                                       $24 3/4
      September 5                                                    $21 1/8

Fourth Quarter                                                                                 $0.375
      November 11                                  $24 1/8
      December 6                                                     $20 3/4

1995
First Quarter                                                                                  $0.375
      January 3                                                      $17 11/16
      February 3                                   $20 1/2

Second Quarter                                                                                 $0.375
      April 3                                                        $18 15/16
      June 5                                       $21 7/8

Third Quarter                                                                                  $0.375
      September 1                                                    $21 1/16
      September 28                                 $22 3/4

Fourth Quarter                                                                                 $0.375
      October 2                                                      $22 1/16
      December 29                                  $24 1/2

         The closing market price of the Company's Common Stock on December 31, 1996 was $22 5/8 per share.

         Future dividends will be subject to determination based upon the results of operations and financial condition of the Company, the Company's future business prospects, any applicable contractual restrictions and such other factors as the Company's Board of Directors considers relevant. For information regarding restrictions on the payment of dividends as contained in the credit facility expected to be entered into in connection with the Merger, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Company--Sources of Capital Resources and Liquidity--The Merger" in Item 7 of this Report.

ITEM 6.  SELECTED FINANCIAL DATA OF THE COMPANY.

         The following table sets forth selected financial data with respect to the Company's consolidated financial condition and results of consolidated operations and should be read in conjunction with the Financial Statements and the related notes in Item 8 of this Report. Certain amounts from prior years have been reclassified to conform with the 1996 presentation. Such reclassifications do not affect earnings. On July 6, 1995, the Company closed the sale of its cable television operations. The operations of KBLCOM have been accounted for as discontinued operations.

                                                                            Year Ended December 31,
                                                  ------------------------------------------------------------------------------
                                                      1996            1995            1994             1993             1992
                                                  ------------    ------------    ------------     ------------     ------------
                                                                   (Thousands of Dollars, except per share amounts)

Revenues (1) .................................... $  4,095,277    $  3,729,271    $  3,752,573     $  4,083,238     $  3,857,932
                                                  ------------    ------------    ------------     ------------     ------------
Income from continuing operations before
    cumulative effect of change in
    accounting (2) .............................. $    404,944    $    397,400    $    423,985     $    440,531     $    370,031
Gain on sale of cable television subsidiary .....                      708,124
Loss from discontinued operations ...............                                      (16,524)         (24,495)         (29,544)
Cumulative effect of change in accounting (3) ...                                       (8,200)                           94,180
                                                  ------------    ------------    ------------     ------------     ------------
Net income (2) .................................. $    404,944    $  1,105,524    $    399,261     $    416,036     $    434,667
                                                  ============    ============    ============     ============     ============
Earnings per common share (4):
    Continuing operations before cumulative
       effect of change in accounting (2) ....... $       1.66    $       1.60    $       1.72     $       1.69     $       1.43
    Gain on sale of cable television subsidiary .                         2.86
    Loss from discontinued operations ...........                                         (.07)            (.09)            (.11)
    Cumulative effect of change in
       accounting (3) ...........................                                         (.03)                              .36
                                                  ------------    ------------    ------------     ------------     ------------
Earnings per common share (2) ................... $       1.66    $       4.46    $       1.62     $       1.60     $       1.68
                                                  ============    ============    ============     ============     ============
Cash dividends declared per common
    share (4)(5) ................................ $       1.50    $       1.50    $       1.50     $      1.875     $       1.49
Dividend pay-out ratio from continuing
    operations ..................................           89%             94%             87%              89%             104%
Return on average common equity (6)(7) ..........         10.2%           29.5%           12.0%            12.7%            13.3%
Ratio of earnings from continuing
    operations to fixed charges before
    cumulative effect of change in accounting ...         2.76            2.71            2.89             2.78             2.29

-----------------------------------------------------------------------------------------------------------------------------------

At year-end:
    Book value per common share (2)(4) .......... $      16.41    $      16.61    $      13.64     $      12.53     $      12.68
    Market price per common share (4) ........... $      22.63    $      24.25    $      17.82     $      23.82     $      22.94
    Market price as a percent of book value (2) .          138%            146%            131%             190%             181%

-----------------------------------------------------------------------------------------------------------------------------------

At year-end:
    Total assets of continuing operations ....... $ 12,287,857    $ 11,819,606    $ 10,784,095     $ 10,867,581     $ 11,075,897
    Net assets of discontinued operations .......                                      618,982          487,026          231,252
                                                  ------------    ------------    ------------     ------------     ------------
       Total assets ............................. $ 12,287,857    $ 11,819,606    $ 11,403,077     $ 11,354,607     $ 11,307,149
                                                  ============    ============    ============     ============     ============

    Long-term obligations including current
       maturities - continuing operations (8) ... $  3,280,113    $  3,768,928    $  3,905,518     $  3,950,576     $  4,244,077
    Long-term obligations including current
       maturities included in net assets of
       discontinued operations ..................                                      504,580          514,964          740,453

    Capitalization from continuing operations:
       Common stock equity ......................           53%             50%             44%              43%              42%
       Cumulative preferred stock of HL&P
          (including current maturities) ........            2%              5%              7%               7%               7%
       Long-term debt (including current
          maturities) ...........................           45%             45%             49%              50%              51%

-----------------------------------------------------------------------------------------------------------------------------------

Capital expenditures:
    HL&P electric capital and nuclear fuel
       expenditures (excluding AFUDC) (9) ....... $    314,934    $    296,635    $    412,899     $    329,016     $    337,082
   Non-regulated electric power project
     expenditures and advances (excluding
     capitalized interest) ......................      493,179          49,835           7,087           35,796            1,625
    Cable television additions and other
       cable-related investments - discontinued .                       47,601          84,071           61,856           45,233
    Corporate headquarters expenditures
       (excluding capitalized interest) (9) .....        5,308          89,627          44,250           26,034


-----------------------------------------------------------------------------------------------------------------------------------


(1) Reflects a reclassification of HI Energy's equity income from Other-Income Expense) to Revenues.

(2) The Company adopted Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock Ownership Plans," effective January 1, 1994, which had the effect of reducing net income while increasing earnings per share. See Note 9(b) to the Financial Statements. SOP 93-6 is effective only with respect to financial statements for periods after January 1, 1994, and no restatement was permitted for prior periods.

(3) The 1994 cumulative effect relates to the change in accounting for postemployment benefits. See also Note 9(d) to the Financial Statements. The 1992 cumulative effect relates to the change in accounting for revenues.

(4) All common share data reflect a two-for-one common stock dividend distribution in December 1995.

(5) Year ended December 31, 1993 includes five quarterly dividends of $.375 per share due to a change in the timing of the Company's Board of Directors' declaration of dividends. Dividend payout was $1.50 per share for 1993.

(6) The return on average common equity for 1995 includes the gain on the sale of the Company's cable television subsidiary. The return on average common equity excluding the gain was 11.7%.

(7) The calculation of return on average common equity has been changed from a 13-month average to a beginning plus ending balance formula. Prior years have been restated for consistent presentation.

(8)  Includes Cumulative Preferred Stock subject to mandatory redemption.

(9) During 1995 and 1996, HL&P made payments toward the purchase of its corporate headquarters building. Such payments are not reflected in the Company's electric capital and nuclear fuel expenditures because they are affiliate transactions eliminated upon consolidation.

ITEM 6.  SELECTED FINANCIAL DATA OF HL&P.

   The following table sets forth selected financial data with respect to HL&P's financial condition and results of operations and should be read in conjunction with the Financial Statements.


                                                                        Year Ended December 31,
                                              -----------------------------------------------------------------------------
                                                  1996             1995            1994            1993            1992
                                              ------------     ------------    ------------    ------------    ------------
                                                                           (Thousands of Dollars)
Revenues ..................................   $  4,025,027     $  3,680,297    $  3,746,085    $  4,079,863    $  3,826,841
                                              ------------     ------------    ------------    ------------    ------------
Income after preferred dividends but
    before cumulative effect of change
    in accounting .........................   $    406,855     $    450,977    $    461,381    $    449,750    $    375,955
Cumulative effect of change in
    accounting (1) ........................                                          (8,200)                         94,180
                                              ------------     ------------    ------------    ------------    ------------
Income after preferred dividends ..........   $    406,855     $    450,977    $    453,181    $    449,750    $    470,135
                                              ============     ============    ============    ============    ============
Return on average common
    equity ................................           10.5%            11.8%           12.0%           12.3%           13.3%
Ratio of earnings to fixed charges
    before cumulative effect of change
    in accounting .........................           3.71             3.75            3.80            3.40            2.73
Ratio of earnings to fixed charges and
    preferred dividend requirements
    before cumulative effect of change
    in accounting .........................           3.24             3.20            3.20            2.90            2.34

------------------------------------------------------------------------------------------------------------------------------

At year-end:
    Total assets ..........................   $ 10,596,232     $ 10,665,259    $ 10,850,981    $ 10,753,616    $ 10,790,052
    Long-term obligations including
       current maturities (2) .............   $  2,931,015     $  3,220,015    $  3,356,789    $  3,402,032    $  3,796,719
    Capitalization:
       Common stock equity ................             56%              52%             51%             50%             47%
       Cumulative preferred stock
          (including current maturities) ..              2%               6%              7%              7%              7%
       Long-term debt (including current
          maturities) .....................             42%              42%             42%             43%             46%

------------------------------------------------------------------------------------------------------------------------------

Capital and nuclear fuel expenditures
    (excluding AFUDC) (3) .................   $    382,992     $    391,550    $    412,899    $    329,016    $    337,082
Percent of capital expenditures
    financed internally from
    operations ............................            140%             110%            216%            158%            137%
------------------------------------------------------------------------------------------------------------------------------

(1) The 1994 cumulative effect relates to the change in accounting for postemployment benefits. The 1992 cumulative effect relates to the change in accounting for revenues from a cycle billing to a full accrual method effective January 1, 1992.

(2)    Includes Cumulative Preferred Stock subject to mandatory redemption.

(3) 1995 and 1996 expenditures include payments toward the purchase of HL&P's corporate headquarters building.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in combination with the financial statements and notes contained in Item 8 of this Form 10-K. Statements contained in this Form 10- K that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements are expectations as to future economic performance and are not statements of fact. Actual results might differ materially from those projected in these statements. Important factors that could cause future results to differ include the effects of competition, legislative and regulatory changes, fluctuations in the weather and changes in the economy as well as other factors discussed in this and other filings by Houston Industries Incorporated (Company) and Houston Lighting & Power Company (HL&P) with the Securities and Exchange Commission (SEC). When used in the Company's and HL&P's documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward-looking statements.

                                   THE MERGER

         On December 17, 1996, the shareholders of the Company and NorAm Energy Corp. (NorAm) approved an Agreement and Plan of Merger (Merger Agreement) pursuant to which the Company will merge into HL&P, and NorAm will merge into a subsidiary of the Company (Merger Sub). Upon consummation of the mergers (collectively, the Merger), HL&P, the surviving corporation of the Company/HL&P merger, will be renamed "Houston Industries Incorporated" (Houston) and Merger Sub, the surviving corporation of the NorAm/Merger Sub merger, will be renamed "NorAm Energy Corp." and will become a wholly owned subsidiary of Houston.

         NorAm is principally engaged in the distribution and transmission of natural gas, including the gathering, storage and marketing of natural gas. Through its Entex, Arkla and Minnegasco distribution divisions, NorAm is the nation's third-largest natural gas utility in terms of customers served, with over 2.7 million customers in six states. NorAm operates interstate gas pipeline facilities through NorAm Gas Transmission Company and Mississippi River Transmission Corporation. It also owns natural gas gathering assets in Oklahoma, Louisiana, Arkansas and Texas and is engaged in various other energy-related businesses, including natural gas and electric wholesale trading, gas storage, wholesale electric services and providing unregulated retail energy services to industrial and large commercial customers.

         The acquisition of NorAm is expected to add 2.1 million customers to Houston's customer base (net of NorAm customers who are already in HL&P's service territory) and to increase the combined companies' domestic retail customer base to approximately 3.6 million customers in six states. In addition, the Company and HL&P expect to benefit from NorAm's gas and electric wholesale trading organization and, by combining the expertise of the NorAm trading organization with HL&P's electric power expertise, develop a wholesale energy trading and risk management business. NorAm's international strategy, which emphasizes investments in the gas transmission and distribution businesses, should complement the Company's existing international operations, which are currently focused on power plant development and acquisition of electric distribution systems.

         Unless otherwise stated, the information presented in this Form 10-K relates solely to the Company and HL&P without giving effect to the Merger.

         Merger Consideration. Under the Merger Agreement, each share of common stock of the Company, including each associated preference stock right, outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company or HL&P, which will be canceled) will be converted automatically into one share of Houston common stock, and each outstanding share of common stock of NorAm will be converted into the right to receive cash or Houston common stock. The cash consideration for each NorAm share will be $16.00 in cash (subject to increase if the Merger closes after May 11, 1997). If the closing does not occur by May 11, 1997, the cash consideration (but not the stock consideration) will increase thereafter by two percent per quarter until the consummation of the Merger. The increase, if any, will be calculated pro rata on a daily basis for the period from May 11, 1997 until consummation. The Merger Agreement contains provisions generally designed to result in 50 percent of the outstanding shares of NorAm common stock being converted into stock consideration and 50 percent being converted into cash consideration.

         The number of shares of Houston common stock issued per share of NorAm common stock will be not less than 0.6154 shares nor more than 0.7529 shares (the actual number of shares will depend upon the average closing price of Houston common stock (Average Price of HI Common Stock) on the New York Stock Exchange for each of the first 20 consecutive trading days in the period commencing 25 trading days prior to the closing date of the Merger). Depending on the Average Price of HI Common Stock prior to the closing of the Merger and assuming that 50 percent of the NorAm shares of common stock are converted into shares of Houston common stock, it is estimated that the total number of shares of Houston common stock issued and outstanding immediately after the Merger would increase by a range of 47 million to 58 million shares.

         The Merger is valued at $3.9 billion, consisting of $2.5 billion for NorAm's common stock and equivalents and $1.4 billion of NorAm debt. The Company intends to finance the cash portion of the Merger consideration through bank borrowings and will account for the Merger as a purchase. For additional information regarding the financing of the Merger, see "--Liquidity and Capital Resources--Company--Sources of Capital Resources and Liquidity--The Merger" below.

         Regulatory Approvals and Consents. The closing of the Merger is subject to the satisfaction or waiver of various conditions contained in the Merger Agreement, including the obtaining of all required governmental consents. As of March 1, 1997, approvals have been received from all state regulatory commissions and municipalities whose prior approval was required.

         In February 1997, the Federal Energy Regulatory Commission (FERC) initiated a jurisdictional inquiry to determine whether its prior approval of the Merger is required under Section 203 of the Federal Power Act of 1935 (Federal Power Act). FERC directed NorAm Energy Services, Inc. (NES), a subsidiary of NorAm engaged in the power marketing business, to set forth its views as to whether such prior approval may be required because of NES' jurisdictional status as a power marketer. In the alternative, FERC invited NES to submit an application for approval of the Merger under Section 203 of the Federal Power Act. The Company believes that FERC approval is not required for the Merger and that application of FERC jurisdiction to a transaction of this nature would be unprecedented. In March 1997, NES filed a response with FERC stating NES' view that FERC does not have jurisdiction over the Merger and requesting that FERC promptly issue an order ruling on the basis of its jurisdiction. NES noted, however, that it was considering, based on the possibility of an expedited review of the Merger under guidelines recently issued by FERC, the possibility of filing an application under Section 203 of the Federal Power Act for approval of the Merger.

         The Company and HL&P have filed an application with the SEC requesting an order granting Houston an exemption from regulation as a registered public utility holding company under Section 3(a)(2) of the Public Utility Holding Company Act of 1935 (1935 Act). If the order is not granted and HL&P determines that upon consummation of the Merger Houston would not be an exempt public utility holding company under Section 3(a)(2) of the 1935 Act, the Merger Agreement provides that NorAm and the Company would both be merged into HL&P, with HL&P being the surviving corporation and being renamed "Houston Industries Incorporated ". The primary difference resulting from this alternative merger structure is that NorAm would not be a wholly owned subsidiary of Houston and all of the regulated utility assets of HL&P and NorAm would be held within the same corporation. Under such circumstances, no public utility holding company would exist.

                             RESULTS OF OPERATIONS

                        HOUSTON INDUSTRIES INCORPORATED

        A summary of selected consolidated financial data for the Company and its subsidiaries is set forth below:

                                          Year Ended December 31,
                                          -----------------------         Percent
                                             1996         1995            Change
                                          ----------   ----------         ------
                                           (Thousands of Dollars)
Revenues ...............................  $4,095,277   $3,729,271           10
Operating Expenses .....................   3,104,811    2,823,821           10
Operating Income .......................     990,466      905,450            9
Interest and Other Charges .............     329,945      326,340            1
Income Taxes ...........................     200,165      199,555           --
Income from Continuing Operations ......     404,944      397,400            2
Gain from Discontinued Operations ......                  708,124           --
Net Income .............................     404,944    1,105,524          (63)

                                          Year Ended December 31,
                                          -----------------------         Percent
                                             1995         1994            Change
                                          ----------   ----------         ------
                                           (Thousands of Dollars)
Revenues ...............................  $ 3,729,271   $ 3,752,573         (1)
Operating Expenses .....................    2,823,821     2,785,521          1
Operating Income .......................      905,450       967,052         (6)
Interest and Other Charges .............      326,340       318,599          2
Income Taxes ...........................      199,555       230,424        (13)
Income from Continuing Operations ......      397,400       423,985         (6)
Gain (Loss) from Discontinued
  Operations ...........................      708,124       (16,524)        --
Net Income .............................    1,105,524       399,261        177

-----------------

All common stock data included in Item 7 of this Report reflect the Company's two-for-one common stock dividend distribution in December 1995. In July 1995, the Company sold KBLCOM Incorporated (KBLCOM), its cable television subsidiary. The operations of KBLCOM are reflected as discontinued operations. For additional information, see Notes 5(a) and 13 to the Company's Consolidated and HL&P's Financial Statements in Item 8 of this Report (Financial Statements).

EARNINGS - THE COMPANY

         1996 Compared to 1995. Consolidated earnings from continuing operations were $405 million, or $1.66 per share, for 1996, compared to earnings of $397 million, or $1.60 per share, in 1995. The Company's 1995 net income was $1.1 billion, or $4.46 per share, including a one-time after-tax gain of $708 million, or $2.86 per share, recorded upon the sale of the Company's cable television subsidiary.

         The Company's earnings include non-recurring, after-tax charges amounting to $67 million in 1996 and $24 million in 1995. The non-recurring charges in 1996 included a $62 million after-tax charge associated with HL&P's settlement of litigation relating to the South Texas Electric Generating Station (South Texas Project) and $5 million associated with the write down of an additional portion of Houston Industries Energy, Inc.'s (HI Energy) investment in two suspended waste tire-to-energy plants in Illinois. After adjusting for non-recurring gains and charges in both years, consolidated earnings from continuing operations per share rose nearly 14 percent to $1.93 in 1996 from $1.70 in 1995, while income from continuing operations rose to $472 million in 1996 from $422 million the previous year. The improvement in earnings resulted from increased sales at HL&P, improved results at HI Energy and a full year of after-tax dividend income ($37 million in 1996 compared to $18 million in 1995) from the Company's investment in Time Warner Inc. (Time Warner) securities.

         HL&P's 1996 contribution to net income of the Company was $407 million after dividends on preferred stock as compared to $451 million in 1995. HI Energy reported 1996 earnings of approximately $0.2 million compared to a loss of $33 million in 1995.

         Other revenues of the Company increased from $49 million in 1995 to $70 million in 1996 due primarily to equity earnings from a Brazilian electric utility in which HI Energy acquired an 11.35 percent interest in May of 1996. Other operating expenses were $73 million and $121 million in 1996 and 1995, respectively. The decline is primarily attributed to reduced HI Energy expenses, including a $21 million reduction in nonrecurring charges related to the previously discussed Illinois projects and reduced project development costs.

         1995 Compared to 1994. Consolidated earnings per share were $4.46 for 1995, an increase of $2.84 per share from 1994. The Company's 1995 earnings benefited significantly from a one-time after-tax gain of $708 million or $2.86 per share recorded upon the sale of the Company's cable television subsidiary. The gain was reflected in discontinued operations on the Company's Statements of Consolidated Income. The Company's 1995 consolidated earnings per share from continuing operations were $1.60 per share, compared to $1.72 per share in 1994.

         HL&P contributed $1.82 per share in 1995 (reflecting net income of $451 million after dividends on preferred stock). In 1995, HI Energy sustained a net loss of $33 million or $.13 per share. The net loss included an $18 million after-tax charge to earnings resulting from the establishment of a valuation allowance reflecting the impairment of the ability of the two waste tire- to-energy projects to repay $28 million in subordinated debt advanced to the projects by HI Energy. This impairment is a result of the repeal by the State of Illinois of an operating subsidy benefiting the projects, see Note 4(c) to the Financial Statements. Earnings for 1995 included after-tax dividend income of approximately $18 million related to Time Warner securities.

         The Company had other revenues of $49 million in 1995 compared to $6 million in 1994. Other revenues are principally from electric sales and operating revenues from HI Energy. The increase in other revenues was primarily due to revenues from Edese S.A. (Edese), a foreign electric utility operating company in which HI Energy acquired a 90 percent ownership interest in 1995. Other operating expenses for the Company were $121 million for 1995 compared to $36 million in 1994. The increase is principally due to increased HI Energy operating expenses for Edese, the $18 million after-tax charge to earnings relating to the waste tire-to-energy projects and increased project development costs.

                                      HL&P

         Summary of selected financial data for HL&P is set forth below:

                                     Year Ended December 31,
                                    -------------------------           Percent
                                       1996           1995              Change
                                    ----------    -----------           ------
                                      (Thousands of Dollars)

Base Revenues (1) ................. $ 2,743,375   $ 2,645,303              4
Reconcilable Fuel Revenues (2) ....   1,281,652     1,034,994             24
Operating Expenses (3) ............   3,292,699     2,945,633             12
Operating Income (3) ..............     732,328       734,664             --
Other Income (Expense) ............     (70,879)       (5,923)            --
Interest Charges ..................     232,031       247,809             (6)
Income After Preferred Dividends ..     406,855       450,977            (10)

                                     Year Ended December 31,
                                    -------------------------           Percent
                                       1995           1994              Change
                                    ----------    -----------           ------
                                      (Thousands of Dollars)


Base Revenues (1) ................. $ 2,645,303   $ 2,673,146             (1)
Reconcilable Fuel Revenues (2) ....   1,034,994     1,072,939             (4)
Operating Expenses (3) ............   2,945,633     3,003,203             (2)
Operating Income (3) ..............     734,664       742,882             (1)
Other Income (Expense) ............      (5,923)        1,554             --
Interest Charges ..................     247,809       249,472             (1)
Income After Preferred Dividends ..     450,977       453,181             --

-----------------

(1) Includes miscellaneous revenues, certain non-reconcilable fuel revenues and certain purchased power-related revenues.

(2) Includes revenues collected through a fixed fuel factor net of adjustment for over/under recovery. See "Operating Revenues and Sales - HL&P" in this section for further discussion.

(3)    Includes income taxes.

EARNINGS - HL&P

         1996 Compared to 1995. HL&P's net earnings after preferred dividends were $407 million for 1996 compared with $451 million the previous year. The decrease was due to a $62 million (after-tax) one-time charge associated with the settlement of litigation claims related to the South Texas Project, and the $33 million (after-tax) amortization of HL&P's investment in certain lignite reserves. Increased sales resulting from favorable weather and economic conditions helped offset the effects discussed above. Total kilowatt-hour (KWH) sales rose 6 percent during 1996, with increases of 4 percent in the residential class, 3 percent in commercial and 7 percent in industrial sales.

         1995 Compared to 1994. HL&P's 1995 earnings were $451 million, a decline of $2 million from 1994. Earnings for 1995 benefited from 5 percent growth in residential and 4 percent growth in commercial KWH sales resulting from continued customer growth and warmer summer weather in 1995. However, the revenue improvements were offset by (i) reduced electric rates stemming from the settlement of HL&P's most recent rate case (Rate Case Settlement), (ii) HL&P's decision to write down $50 million ($33 million after-tax) of its investment in the South Texas Project as permitted under the Rate Case Settlement and (iii) increased non-routine operating expenses partially associated with staff severance costs and litigation. HL&P's earnings for 1994 reflected a one-time after-tax charge of $46 million in the fourth quarter also related to the Rate Case Settlement.

OPERATING REVENUES AND SALES - HL&P

         1996 Compared to 1995. The base revenue increase is primarily the result of sales growth in 1996 and, to a lesser degree, the impact of weather.

         The increase of 24 percent in reconcilable fuel revenues resulted primarily from increased natural gas prices. Reconcilable fuel revenues are revenues that are collected through a fixed fuel factor. The Public Utility Commission of Texas (Utility Commission) provides for recovery of certain fuel and purchased power costs through a fixed fuel factor included in electric rates. The fixed fuel factor is established during either a utility's general rate proceeding or its fuel factor proceeding and is generally effective for a minimum of six months. Revenues collected through such factor are adjusted monthly to equal expenses; therefore, such revenues and expenses have no effect on earnings unless fuel costs are determined not to be recoverable. The adjusted over/under recovery of fuel costs is recorded on HL&P's Balance Sheets as fuel-related credits or fuel-related debits, respectively. Fuel costs are reviewed during periodic fuel reconciliation proceedings, which are required at least every three years.

         At December 31, 1996, HL&P's cumulative under-recovery of fuel costs was $84 million. In October 1996, HL&P filed with the Utility Commission a request to implement a temporary fuel surcharge over a six-month period to address a material under-recovery in eligible fuel costs during the period February 1995 through August 1996. This proceeding (Docket No. 16486) was settled and became effective on January 1, 1997. According to the terms of the settlement, the amount to be recovered by HL&P through the surcharge is approximately $70 million, inclusive of interest through June 30, 1997.

         1995 Compared to 1994. The $28 million decline in 1995 base revenues was primarily due to (i) decreased base rates resulting from the Rate Case Settlement, (ii) decreased firm industrial KWH sales and (iii) a reduction of revenues associated with recovery of certain firm capacity purchased power costs included in base rates. See Note 11(b) to the Financial Statements for discussion of firm capacity costs.

FUEL AND PURCHASED POWER EXPENSE - HL&P

         Fuel costs constitute the single largest expense for HL&P. The mix of fuel sources for generation of electricity is determined primarily by system load and the unit cost of fuel consumed. The average cost of fuel used by HL&P in 1996 was $1.82 per million British Thermal Units (MMBtu) ($2.31 for natural gas, $2.11 for coal, $ 1.11 for lignite and $0.62 for nuclear). In 1995, the average cost of fuel was $1.59 per MMBtu ($1.69 for natural gas, $2.03 for coal, $1.25 for lignite and $0.58 for nuclear).

         1996 Compared to 1995. Fuel expenses in 1996 increased by $146 million or 17 percent over 1995 expenses. The increase was driven by significant increases in the average unit cost of natural gas, which rose to $2.31 in 1996 from $1.69 per MMBtu in 1995. Purchased power expenses also increased in 1996 by $89 million over 1995 expenses. This change was driven by an increase in both the amount of KWH purchased by HL&P and the unit cost paid.

         1995 Compared to 1994. Fuel expense increased in 1995 by 2 percent, or $18 million when compared to 1994, primarily due to the receipt in 1994 of $66 million from the sale of receivables received by HL&P as a result of a litigation settlement. For additional information on this transaction, see Note 14 to the Financial Statements. Excluding the effects of such transaction, 1995 fuel expense declined by 5 percent from 1994. This decline was attributable to (i) a general decline in the unit cost of natural gas and (ii) the increased use of nuclear generation (which has a per unit fuel cost that is substantially lower than HL&P's other fuel sources). Purchased power expense decreased $175 million in 1995 as compared to 1994 resulting primarily from the expiration of certain purchased power contracts.

OPERATION AND MAINTENANCE EXPENSES, DEPRECIATION, AMORTIZATION AND OTHER  - HL&P

         1996 Compared to 1995. Operations and maintenance expense increased by $23 million or 3 percent in 1996. This increase is largely attributable to the implementation of an employee incentive program and an increase in severance payments paid to employees, as described below. A significant decline in employee benefits-related expenses partially offset the other increases in operations and maintenance expense.

         In 1995, HL&P incurred $15 million in work force severance costs as a result of its efforts to streamline and improve certain business activities. In 1996, HL&P incurred additional severance costs of $30 million. These severance costs reflect total staff reductions of 1,164 employees over the two-year period.

         Depreciation and amortization expense increased $71 million in 1996 compared to 1995. The increase is due to the accelerated amortization of $50 million ($33 million after-tax) of HL&P's investment in certain lignite reserves. In 1996, HL&P began amortizing its $153 million investment in these lignite reserves, which are associated with a cancelled generation project. The lignite reserves will be fully amortized no later than 2002. The 1996 increase in depreciation and amortization expense also included a full year of amortization for HL&P's 1995 early retirement program and increased depreciation expense related to electric plant in service. In 1996, HL&P continued to write down its investment in the South Texas Project at a rate of approximately $50 million per year. This amortization is in addition to ordinary depreciation associated with the South Texas Project. The accelerated amortization of the lignite reserves and the South Texas Project is pursuant to HL&P's most recent rate order.

         For additional information regarding these amortizations, see Note 3(a) to the Financial Statements.

         1995 Compared to 1994. 1995 operation and maintenance expenses increased $37 million over 1994 expenses. Substantially all of the increase resulted from (i) employee severance expenses, (ii) other employee benefits adjustments and (iii) certain litigation expenses. Depreciation and amortization expense for 1995 increased $77 million compared to 1994, primarily due to the $50 million amortization recorded on the South Texas Project. See
Note 3(a) to the Financial Statements. Other taxes decreased $6 million for 1995 compared to 1994, primarily due to decreased state gross receipts obligations attributable to base and fuel refunds. Other-net expense for 1995 increased $13 million compared to 1994 primarily as a result of a one-time, pre-tax charge of $9 million incurred in connection with mine-related costs which are not recoverable under the Rate Case Settlement.

                   CERTAIN FACTORS AFFECTING FUTURE EARNINGS
                            OF THE COMPANY AND HL&P

         Earnings for the past three years are not necessarily indicative of future earnings and results. The level of future earnings depends on numerous factors ranging from growth in energy sales, weather, HI Energy's future results of operations, competition, legislative and other regulatory changes, the rate of economic growth in HL&P's service area and the ability of the Company and HL&P to control costs and maintain a pricing structure that is both attractive to customers and profitable to the Company and HL&P. Future earnings will also be affected by the impact of the acquisition of NorAm and its integration into the Company's consolidated operations.

RATE MATTERS AND CONTINGENCIES

         The Utility Commission has jurisdiction (or in some cases appellate jurisdiction) over HL&P's electric rates and as such monitors HL&P's earnings to ensure that HL&P is not earning in excess of its permitted rate of return.

         Subject to certain changes in existing regulation or legislation, HL&P is precluded under the terms of its Rate Case Settlement from seeking any increase in its rates until December 31, 1997. For information regarding the terms of the settlement, see Note 3 to the Financial Statements.

         The Company and HL&P are involved in other legal, tax and regulatory proceedings before various courts, regulatory agencies and governmental authorities, some of which may involve substantial amounts. For additional information regarding such matters, see Notes 3(a) and 11 to the Financial Statements.

COMPETITION

         Due to changing government regulations, technological developments and the availability of alternative energy sources, the U.S. electric utility industry has become increasingly competitive. Such competition affects HL&P's business both in terms of sources of power supply available to HL&P and alternatives available to traditional customers of HL&P to meet their power needs.

         Long-Term Trends in Industry. Based on a strategic review of the Company and HL&P's business and of ongoing developments in the electric utility and related industries regarding competition, regulation and consolidation, the Company's management believes that the pace of change affecting the electric utility industry is likely to accelerate, albeit in a state-by-state fashion. The Company's management also believes that the businesses of electricity and natural gas are converging and consolidating and that these trends will alter the structure and business practices of companies serving these markets in the future. In particular, the Company's management has observed a trend toward performance-based rate making for regulated distribution and transmission operations. This trend should increase the pressure on electric utilities to become more efficient operators.

         In order to adapt to the increasingly competitive environment in which HL&P operates, the Company and HL&P intend to evaluate and consider a wide array of potential business strategies. These may include business combinations or acquisitions involving other utility or non-utility businesses or properties, internal restructuring, and reorganizations or dispositions of currently owned properties or currently operating business units. In addition, the Company and HL&P may engage in new business ventures, such as electric power marketing, which arise from competitive and regulatory changes in the utility industry. Pursuit of any of the above strategies, or any combination thereof, may significantly affect the business operations and financial condition of the Company. For a discussion of the expected impact of the Merger on the Company's and HL&P's competitive position, see "--The Merger" above.

         Competition in Wholesale Market. The Energy Policy Act of 1992 and the Texas Public Utility Regulatory Act (PURA) both contain provisions intended to facilitate the development of a wholesale energy market. Although HL&P's wholesale sales traditionally have accounted for less than 1 percent of its total revenues, the expansion of competition in the wholesale electric market is significant in that it has increased the range of non-utility competitors, such as exempt wholesale generators (EWGs) and power marketers, in the Texas electric market as well as resulted in fundamental changes in the operation of the state transmission grid.

         In February 1996, the Utility Commission adopted rules granting third-party users of transmission systems open access to such systems at rates, terms and conditions comparable to those available to utilities owning such transmission assets. Under the Utility Commission order implementing the rule, HL&P was required to separate, on an operational basis, its wholesale power marketing operations from the operations of the transmission grid and, for purposes of transmission pricing, to disclose each of its separate costs of generation, transmission and distribution.

         In January 1997, the Utility Commission approved interim transmission cost of service rates under the new transmission access pricing rules. Although the actual impact on HL&P of the new pricing rules will not be known until final approval of the rates (which is not expected to occur until April 1997), HL&P estimates that the final rates will result in increased transmission costs of between $22 and $25 million per year. To mitigate any cost increases to utilities and/or their customers, the Utility Commission will phase in the increased transmission costs in 10 percent increments during the three-year period beginning with the implementation of the rule. At the end of the phase-in period, the Utility Commission expects that each transmission-owning utility will have either adjusted its cost structures or requested a change in rates to account for such increased transmission cost. In 1997, HL&P expects to pay increased transmission costs under the rule of between $2.2 and $2.5 million. In addition, based on rate substitution provisions contained in HL&P's existing transportation contracts, HL&P expects that its rights to receive contractual payments for transmission wheeling, which in 1996 amounted to $9.4 million, will be terminated.

         The Company believes that the transmission access pricing rules discriminate against utilities, like HL&P, that have low cost transmission facilities and operate in compact service territories. Under the rules, HL&P and similarly situated utilities are expected to pay more in transmission fees than they will receive in fees, while utilities with high cost transmission facilities operating in spread-out service territories will receive more in transmission fees than they pay out. HL&P and other interested parties have petitioned the Utility Commission to amend the transmission pricing rules to, among other things, simplify transmission pricing and eliminate cross- subsidies inherent in the current rules. In March 1997, HL&P also filed a lawsuit alleging that the Utility Commission's transmission pricing rules are unlawful because they violate state statutory law, the Texas and U.S. Constitutions and, in adopting the rules, the Utility Commission failed to comply with the notice, comment and reasoned justification requirements of the Texas Governmental Code. HL&P has asked the court to (a) declare invalid the portion of the rules that created a transmission subsidy for some transmission providers and a deficit for HL&P and others and (b) remand the rulemaking to the Utility Commission for further proceedings. No assurance, however, can be given to the ultimate outcome of this lawsuit.

         In August 1996, the Utility Commission approved the creation of an independent system operator (ISO) to manage the state's electric grid. The ISO is a key component of implementing the Utility Commission's overall strategy to create a competitive wholesale market. The ISO is responsible for ensuring that all power producers and traders have fair access to the Texas electric transmission system. The Texas ISO plan is the first ISO proposal to be implemented in the U.S. The ISO is governed by an equal number of representatives from each of six wholesale market groups: investor owned utilities, municipally owned utilities, electric cooperatives and river authorities, transmission dependent utilities, independent power producers and power marketers.

         Competition from Self-Generation. HL&P estimates that since 1978, cogeneration projects representing approximately one-third of HL&P's current total peak generating capability have been built in the Houston area and that, as a result, HL&P has lost approximately 2,500 megawatts (MW) in customer load to self-generation. HL&P has implemented flexible pricing to respond to the threat of competition in situations where large industrial customers have an alternative to buying power from HL&P, primarily by constructing their own generating facilities. Under a tariff option approved by the Utility Commission in 1995, HL&P can price its industrial rate to new or expanding loads within a range between 6 percent above its marginal cost and its full embedded cost rate. HL&P determines the size of the discount based on its assessment of the customer's alternative power price. While flexible tariff structures may help HL&P increase or retain sales to industrial customers (and reduce costs that would otherwise be borne by other customers), such tariffs generally result in sales at lower margins. The future effect of self-generation facilities cannot currently be determined but may be adverse.

         Competition in Retail Market. Although neither federal nor Texas law currently permits retail sales by unregulated entities such as cogenerators or EWGs, HL&P anticipates that cogenerators, EWGs and other interests will continue to exert pressure to obtain access to the electric transmission and distribution systems of regulated utilities for the purpose of making retail sales to customers of regulated utilities.

         In January 1997, the Utility Commission delivered a report to the Texas legislature on the scope of competition in Texas electric markets and the impact of competition and industry restructuring on customers in both competitive and non-competitive markets (including legislative recommendations to promote the public interest in such markets). In its report, the Utility Commission recommended that the Texas legislature enact legislation to implement retail competition in Texas but recommended against any legislation that would introduce broad-based retail competition before 2000.

         Stranded Costs. As the U.S. electric utility industry continues its transition to a more competitive environment, a substantial amount of fixed costs previously approved for recovery under traditional utility regulatory practices (including regulatory assets and liabilities) may become "stranded," i.e., unrecoverable at competitive market prices. The issue of stranded costs could be particularly significant with respect to fixed costs incurred in connection with the past construction of generation plants, such as nuclear power plants which, because of their high fixed costs, would not command the same price for their output as they have in a regulated environment.

         In January 1997, the Utility Commission delivered a report to the Texas legislature on stranded investments in the electric industry in Texas. The report estimated that the total amount of stranded costs for all Texas utilities could be as high as $21 billion, based on one set of assumptions, and alternatively projected that such costs could be minimal or non-existent, based on another set of assumptions. The broad range of estimates illustrates the inherent uncertainty in calculating these costs.

         The Utility Commission has identified five possible mechanisms for recovering stranded costs, including (i) access charges to all transmission and distribution customers; (ii) exit fees to be charged to large wholesale or industrial customers switching to an alternate supplier; (iii) writing down over-valued generation assets and writing up transmission and distribution assets; (iv) accelerating depreciation of generation assets while decelerating depreciation of transmission and distribution assets; and (v) freezing rates at current levels and applying any additional earnings from efficiency gains, decreases in fuel prices, or service area growth against the stranded costs allocated to customers. The Utility Commission, whose mandate under PURA with respect to stranded cost issues was limited to preparing the report, has requested that the legislature provide it further direction on these matters.

HI ENERGY

         HI Energy participates primarily in the development and acquisition of foreign independent power projects and the privatization of foreign generating and distribution facilities. At December 31,

1996, HI Energy's investments in these projects amounted to approximately $567 million. In May 1996, HI Energy purchased for $45 million an additional interest in an Argentine utility. In May 1996, HI Energy also purchased for $392 million an 11.35 percent ownership interest in Light Servicos de Eletricidade S.A. (Light), an integrated electric power and distribution system that serves a portion of the state of Rio de Janeiro, Brazil, including the City of Rio de Janeiro.

         During 1996, HI Energy satisfied its cash requirements primarily through equity contributions and intercompany borrowings from the Company. As of December 31, 1996, the balance of such intercompany borrowings was approximately $162 million. Following the Merger, Houston will become subject to limitations under the 1935 Act and applicable state regulations concerning the financing, directly or indirectly, of foreign utility company and EWG investments by a public utility. HI Energy intends to fund future cash requirements for foreign investments through non-recourse borrowings, dividends from its investments, equity contributions and permitted intercompany borrowings.

         For additional information regarding HI Energy, see "--Results of Operations--Earnings--The Company " above and the discussion of non-regulated electric power project expenditures and advances contained in "--Liquidity and Capital Resources--Overview " below and Note 4 to the Financial Statements.


                        LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

         The liquidity and capital requirements of the Company and its subsidiaries are affected primarily by capital programs and debt service requirements. The capital requirements for 1996 were, and as estimated for 1997 through 1999 are, as follows:

                                                               Millions of Dollars
                                                         ---------------------------------
                                                          1996     1997     1998     1999
                                                         ------   ------   ------   ------
Electric capital and nuclear fuel (excluding Allowance
    for Funds Used During Construction) (AFUDC) (1) .... $  315   $  239   $  253   $  276
Non-regulated electric power project expenditures
    and advances (excluding capitalized interest) (2) ..    493       42
Maturities of long-term debt, preferred stock
    and minimum capital lease payments .................    379      254        5      171
                                                         ------   ------   ------   ------
Total .................................................. $1,187   $  535   $  258   $  447
                                                         ======   ======   ======   ======

--------------

(1) During 1996, HL&P made a payment toward the purchase of its corporate headquarters building. Such payment is not reflected in the Company's electric capital and nuclear fuel expenditures because it is an intercompany transaction eliminated upon consolidation.

(2) Expenditures in the table reflect only expenditures made or to be made under existing contractual commitments entered into by HI Energy. Additional capital expenditures are dependent upon the nature and extent of future project commitments (some of which may be substantial) entered into by HI Energy. Expenditures for 1996 include a $392 million investment in Light, a Brazilian electric utility.

         The foregoing estimates are based on numerous assumptions, some of which may prove to be incorrect. Actual liquidity and capital requirements will also vary because of changes in governmental regulations, the resolution of various litigation and other contingencies and changes in economic conditions.

COMPANY CONSOLIDATED CAPITAL REQUIREMENTS

         The cash requirements of the Company and its subsidiaries stem primarily from operating expenses, capital expenditures, payment of common and HL&P's preferred stock dividends, and interest and principal payments on debt. In 1996, net cash provided by operating activities totaled $914 million. Investing activities resulted in a net outflow of $833 million, primarily due to construction and nuclear fuel expenditures, and additional investments in non-regulated foreign electric power projects. Financing activities for 1996 resulted in a net cash outflow of $85 million primarily due to open market purchases of common stock of the Company, the extinguishment of long-term debt, redemption of preferred stock and payment of common stock dividends offset by additional commercial paper borrowings.

         During 1996, the Company purchased 16,042,027 shares of its common stock for an aggregate purchase price (including commissions) of $361 million. The purchases were financed with short-term borrowings. For additional information on the Company's stock repurchase program, see Note 5(c) to the Financial Statements.

         In the fourth quarter of 1996, the Company repaid at maturity $200 million of its 7 1/4% debentures. The retirement was funded using proceeds from short-term borrowings.

HL&P CAPITAL REQUIREMENTS

         Cash Requirements. HL&P's cash requirements stem primarily from operating expenses, capital expenditures, payment of common and preferred stock dividends, interest and principal payments on debt, and redemptions of preferred stock. In 1996, HL&P's net cash provided by operating activities totaled approximately $917 million, and net cash used in HL&P's investing activities totaled $395 million, including allowance for borrowed funds used during construction. HL&P's financing activities for 1996 resulted in a net cash outflow of $597 million. Included in these activities were the payment of dividends, the extinguishment of long-term debt, the redemption of preferred stock and the payment of matured bonds. For information with respect to these matters, see Notes 6 and 7(b) to the Financial Statements.

         Capital Program. In 1996, HL&P's capital and nuclear fuel expenditures (excluding AFUDC) totaled approximately $383 million with estimated expenditures for 1997, 1998 and 1999 totaling $239 million, $253 million and $276 million, respectively. HL&P's capital programs for the next three years, which are expected to relate to costs for production, transmission, distribution and general plant, are subject to periodic review and may be revised at any time due to changes in load forecasts, regulatory and environmental standards, and other factors.

         During the next three years, it is anticipated that HL&P will require approximately $430 million for repayment of maturing long-term debt, preferred stock subject to mandatory redemption and capital leases. These expenditures are anticipated to be $254 million in 1997, $5 million in 1998 and $171 million in 1999.

         Environmental Expenditures. The Federal Clean Air Act (Clean Air Act) has required, and will continue to require, HL&P to increase its environmental expenditures. It is estimated that requirements under the Clean Air Act for modifications to existing facilities to reduce emissions of nitrogen oxides
(NOx) may result in expenditures of $40 million through 1999. No significant expenditure is currently planned for the installation of continuous emissions monitoring systems for 1997; however, approximately $1 million was incurred for this equipment in 1996.

         The Environmental Protection Agency (EPA) identified HL&P as a "potentially responsible party" (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act for the costs of cleaning up a site located adjacent to one of HL&P's transmission lines. HL&P believes that the EPA took this action solely on the basis of information indicating that HL&P in the 1950s acquired record title to a portion of the land on which the site is located. HL&P does not believe that it now nor previously has had any ownership interest in the land in question and has obtained a judgment from a court in Galveston County, Texas to that effect. Accordingly, HL&P has not complied with this order, even though HL&P understands that other responsible parties are proceeding with site remediation. To date, neither the EPA nor any other PRP has instituted a claim against HL&P for any share of the remediation costs, but under current law if HL&P is determined to be a responsible party, HL&P could be found to be jointly and severally liable for the remediation costs (which HL&P estimates to be approximately $80 million in the aggregate) and could be subjected to substantial fines and damage claims.

         There exists the possibility that additional legislation related to global climate change, electromagnetic fields and other environmental and health issues may be enacted. Compliance with such legislation could significantly affect the Company and HL&P. The precise impact of new legislation, if any, will depend on the form of the legislation and the subsequent development and implementation of applicable regulations.

COMPANY--SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

       As of December 31, 1996, the Company had approximately $1.1 billion of commercial paper outstanding, supported by two bank credit facilities aggregating $1.5 billion (exclusive of bank credit facilities of subsidiaries). Rates paid by the Company on its short-term borrowings are generally lower than the prime rate.

       The Merger. The cash portion of the Merger consideration (estimated to be approximately $1.25 billion) is expected to be funded through bank borrowings under new bank credit facilities (Bank Facilities) to be arranged by a newly-formed finance subsidiary of Houston (Borrower) with a group of commercial banks. As of the date hereof, the structure, terms and provisions of the Bank Facilities are being negotiated with prospective lenders and have not yet been finalized.

       The Bank Facilities are expected to bear interest at a rate based upon either the London Interbank Offered Rate plus a margin or a base rate plus a margin or at a rate determined through a bidding process.

       The borrowings may be secured by liens on or first priority security interests in assets, which may include (i) the shares of common stock of NorAm held by Houston or its affiliates after the Merger, (ii) the shares of common and preferred stock of Time Warner currently owned by the Company, (iii) the capital stock of subsidiaries of the Borrower and (iv) intercompany notes evidencing any loans made by the Borrower to Houston or its direct or indirect subsidiaries. The obligations under the Bank Facilities will not be secured by the utility properties of HL&P or NorAm.

       In order to provide liquidity to the Borrower to meet its financial obligations, Houston may issue to the Borrower a new series of preference stock of Houston and/or enter into a support agreement under which it would agree to make cash contributions or advances to the Borrower from excess cash flow (with calculations, definitions and payment mechanics to be agreed upon). Houston may also agree to certain covenants, including certain limitations on the payment of dividends on or the repurchase of Houston common stock. The net proceeds of any disposition or monetization of the Time Warner stock may be used to prepay borrowings under the Bank Facilities, subject to a corresponding release by the banks of their security interest in the Time Warner stock to the extent of any such prepayment.

       The Bank Facilities are also expected to contain customary covenants and default provisions applicable to the Borrower and its subsidiaries, including limitations on the ability of the Borrower and its subsidiaries to, among other things, incur additional indebtedness (other than certain permitted indebtedness), create liens and make investments or loans.

       Other Sources of Capital. The Company has registered with the SEC 10 million shares of its common stock and $250 million principal amount of its debt securities, all of which securities remain unissued. Subject to market conditions, such securities could be sold to raise additional capital for the Company prior to the Merger. Proceeds from the sale of these securities can be used for general corporate purposes, including, but not limited to, the redemption, repayment or retirement of outstanding indebtedness of the Company or the advance or contribution of funds to one or more of the Company's subsidiaries to be used for their general corporate purposes, including, without limitation, the redemption, repayment or retirement of indebtedness or preferred stock. In connection with the Merger, the Company has registered with the SEC 315 million shares of common stock for issuance upon the consummation of the Merger.

       The Company owns 1 million shares of common stock and 11 million shares of non-publicly traded convertible preferred stock of Time Warner. The Time Warner preferred stock, which is entitled to cumulative annual dividends of $3.75 per share until July 6, 1999, is currently convertible at the option of the Company into 22.9 million shares of Time Warner common stock. The Company reviews its investment in Time Warner on a regular basis and does not expect to maintain its investment in Time Warner indefinitely. For additional information regarding the Company's investment in Time Warner securities, see Notes 1(j) and 13 to the Financial Statements.

       Money Fund. The Company has consolidated its financing activities in order to provide a coordinated, cost-effective method of meeting short- and long-term capital requirements. As part of the consolidated financing program, the Company has established a "money fund" through which its subsidiaries can borrow or invest on a short-term basis. The funding requirements of individual subsidiaries are aggregated and borrowing or investing is conducted by the Company based on the net cash position.

       In 1996, net funding requirements under the money fund were met with borrowings under the Company's commercial paper program, except that HL&P's short-term borrowing requirements were generally met with HL&P's commercial paper program. In 1997, net funding requirements of the Company and HL&P are expected to be met with a combination of commercial paper and bank borrowings.

HL&P--SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

       HL&P expects to finance its 1997 through 1999 capital program with funds generated internally from operations. HL&P has registered with the SEC $230 million aggregate liquidation value of its preferred stock and $580 million aggregate principal amount of its debt securities that may be issued as first mortgage bonds. Subject to market conditions, these securities could be issued as another source of capital for HL&P. Proceeds from any sale of these securities are expected to be used for general corporate purposes including the purchase, redemption (to the extent permitted by the terms of the outstanding securities), repayment or retirement of outstanding indebtedness or preferred stock of HL&P. HL&P's existing registration statements will remain in effect after the Merger.

       In 1996, HL&P's interim financing requirements were met with the issuance of commercial paper. At December 31, 1996, HL&P had a commercial paper program supported by a bank line of credit of $400 million. A temporary $346 million increase in the amount of the facility was in effect during a portion of the first quarter of 1997. At December 31, 1996, HL&P had approximately $235 million of commercial paper outstanding.

       In the fourth quarter of 1996, HL&P redeemed at 100 percent of their liquidation value plus accrued dividends all four series of its variable term preferred stock having an aggregate liquidation price of $220 million. The redemption was funded using proceeds from short-term borrowings. In the first quarter of 1997, HL&P repaid at maturity $40 million aggregate principal amount of its 5 1/4% series first mortgage bonds and $150 million of its 7 5/8% series first mortgage bonds. HL&P is required to redeem the remaining $25.7 million of its $9.375 series preferred stock in April 1997. In January 1997, pollution control revenue bonds aggregating $118 million were issued on behalf of HL&P by the Brazos River Authority ($50 million) and the Matagorda County Navigation District Number One ($68 million). The new bonds bear a floating interest rate, and mature in 2018 and 2028, respectively. Proceeds from these issuances were used to redeem, at 102% of their aggregate principal amount, pollution control revenue bonds aggregating $118 million.

       In February 1997, two Delaware business trusts established by HL&P issued capital securities and preferred securities aggregating $350 million. The trusts sold securities to the public ($100 million 8.257% capital securities and $250 million 8.125% preferred securities) and used the proceeds to purchase subordinated debentures from HL&P. Proceeds from the sale of the subordinated debentures were used by HL&P for general corporate purposes, including the repayment of short-term debt and the redemption of three series of cumulative preferred stock having an aggregate liquidation value of $125 million. For information regarding these securities, see Note 17(b) to the Financial Statements.

                             NEW ACCOUNTING ISSUES

       The staff of the SEC has questioned certain current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating facilities recorded on the financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board (FASB) initiated a project entitled "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets." Throughout 1995, the FASB reviewed the accounting for closure or removal obligations, including decommissioning of nuclear facilities. In February 1996, FASB issued an Exposure Draft communicating the results of this project. The Exposure Draft outlines the following: (i) the requirement of recognition of a liability based on the present value of the estimated future cash outflows that will be required to satisfy the closure or removal obligations, using a risk-free interest rate (U.S. Treasury securities), (ii) an equal amount capitalized as part of the costs of the related long-lived asset, depreciated over the life of the asset and (iii) recognition of a regulatory asset or liability under Statements of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," for differences in expenses recognized under this statement and amounts charged to customers in rate-regulated entities. HL&P believes that, while the proposed standard would also significantly increase disclosure requirements, it would have minimal impact on the Company's and HL&P's financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)

                                                            Year Ended December 31,
                                                   -----------------------------------------
                                                       1996           1995           1994
                                                   -----------    -----------    -----------
REVENUES:
     Electric utility ............................ $ 4,025,027    $ 3,680,297    $ 3,746,085
     Other .......................................      70,250         48,974          6,488
                                                   -----------    -----------    -----------
              Total ..............................   4,095,277      3,729,271      3,752,573
                                                   -----------    -----------    -----------

EXPENSES:
     Electric utility:
         Fuel ....................................   1,024,945        879,148        860,936
         Purchased power .........................     322,263        233,494        408,963
         Operation and maintenance ...............     888,699        866,170        828,748
         Taxes other than income taxes ...........     246,288        245,890        251,421
     Depreciation and amortization ...............     550,038        478,034        399,341
     Other operating expenses ....................      72,578        121,085         36,112
                                                   -----------    -----------    -----------
              Total ..............................   3,104,811      2,823,821      2,785,521
                                                   -----------    -----------    -----------

OPERATING INCOME .................................     990,466        905,450        967,052
                                                   -----------    -----------    -----------

OTHER INCOME (EXPENSE):
     Litigation settlements ......................     (95,000)
     Allowance for other funds used during
         construction ............................       4,124          7,760          4,115
     Time Warner dividend income .................      41,610         20,132
     Interest income .............................       6,246          9,774          6,628
     Other - net .................................     (12,392)       (19,821)        (4,787)
                                                   -----------    -----------    -----------
              Total ..............................     (55,412)        17,845          5,956
                                                   -----------    -----------    -----------

INTEREST AND OTHER CHARGES:
     Interest on long-term debt ..................     276,242        279,491        265,494
     Other interest ..............................      33,738         21,586         25,076
     Allowance for borrowed funds used during
         construction ............................      (2,598)        (4,692)        (5,554)
     Preferred dividends of subsidiary ...........      22,563         29,955         33,583
                                                   -----------    -----------    -----------
              Total ..............................     329,945        326,340        318,599
                                                   -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES AND CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING ........................     605,109        596,955        654,409

INCOME TAXES .....................................     200,165        199,555        230,424
                                                   -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE
     CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING ...............................     404,944        397,400        423,985

DISCONTINUED OPERATIONS (NET OF INCOME TAXES):
     Gain on sale of cable television subsidiary .                    708,124
     Loss from discontinued cable television
         operations ..............................                                   (16,524)
                                                   -----------    -----------    -----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING ...............................     404,944      1,105,524        407,461

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
     POSTEMPLOYMENT BENEFITS (NET OF INCOME
     TAXES OF $4,415) ............................                                    (8,200)
                                                   -----------    -----------    -----------

NET INCOME ....................................... $   404,944    $ 1,105,524    $   399,261
                                                   ===========    ===========    ===========

                            (continued on next page)

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

                                  (CONTINUED)


                                                          Year Ended December 31,
                                                   -------------------------------------
                                                      1996         1995         1994
                                                   -----------  -----------  -----------
EARNINGS PER COMMON SHARE:

     CONTINUING OPERATIONS BEFORE CUMULATIVE
         EFFECT OF CHANGE IN ACCOUNTING .......... $      1.66  $      1.60  $      1.72

     DISCONTINUED OPERATIONS:
         Gain on sale of cable television
              subsidiary .........................                     2.86
         Loss from discontinued cable television
              operations .........................                                  (.07)
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
         FOR POSTEMPLOYMENT BENEFITS .............                                  (.03)
                                                   -----------  -----------  -----------

EARNINGS PER COMMON SHARE ........................ $      1.66  $      4.46  $      1.62
                                                   ===========  ===========  ===========


WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING (000) ...........................     244,443      247,706      245,707


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                        Year Ended December 31,
                                             -----------------------------------------
                                                1996           1995           1994
                                             -----------    -----------    -----------
Balance at Beginning of Year ............... $ 1,953,672    $ 1,221,221    $ 1,191,230

Add - Net Income ...........................     404,944      1,105,524        399,261
                                             -----------    -----------    -----------

         Total .............................   2,358,616      2,326,745      1,590,491
Common Stock Dividends:
     1996, $1.50; 1995, $1.50; 1994, $1.50
     (per share) ...........................    (361,126)      (371,760)      (369,270)

Stock Dividend Distribution ................                     (1,313)
                                             -----------    -----------    -----------

Balance at End of Year ..................... $ 1,997,490    $ 1,953,672    $ 1,221,221
                                             ===========    ===========    ===========



                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS


                                                                     December 31,
                                                              -------------------------
                                                                 1996           1995
                                                              -----------   -----------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
    Electric plant:
       Production ........................................... $ 7,495,244   $ 7,423,891
       Transmission .........................................     934,086       927,027
       Distribution .........................................   2,818,636     2,711,482
       General ..............................................   1,139,409     1,027,090
       Construction work in progress ........................     251,497       320,040
       Nuclear fuel .........................................     241,001       217,604
       Plant held for future use ............................      48,631        48,631
    Other property ..........................................      86,969       105,624
                                                              -----------   -----------
          Total .............................................  13,015,473    12,781,389

    Less accumulated depreciation and amortization ..........   4,259,050     3,916,540
                                                              -----------   -----------
          Property, plant and equipment - net ...............   8,756,423     8,864,849
                                                              -----------   -----------

CURRENT ASSETS:
    Cash and cash equivalents ...............................       8,001        11,779
    Special deposits ........................................          10           433
    Accounts receivable - net ...............................      36,277        39,635
    Accrued unbilled revenues ...............................      77,853        59,017
       Time Warner dividends receivable .....................      10,313        10,313
    Fuel stock ..............................................      61,795        59,699
    Materials and supplies, at average cost .................     130,380       138,007
    Prepayments .............................................      19,291        18,562
                                                              -----------   -----------
          Total current assets ..............................     343,920       337,445
                                                              -----------   -----------

OTHER ASSETS:
    Investment in Time Warner securities ....................   1,027,500     1,027,875
    Deferred plant costs - net ..............................     587,352       613,134
    Fuel-related debits .....................................      84,435
    Deferred debits .........................................     306,473       311,758
    Unamortized debt expense and premium on reacquired debt .     153,823       161,788
    Regulatory tax asset - net ..............................     362,310       228,587
    Recoverable project costs - net .........................     163,630       232,775
    Equity investments in and advances to foreign and
       non-regulated affiliates - net .......................     501,991        41,395
                                                              -----------   -----------
          Total other assets ................................   3,187,514     2,617,312
                                                              -----------   -----------

          Total ............................................. $12,287,857   $11,819,606
                                                              ===========   ===========


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES


                                                                     December 31,
                                                               -------------------------
                                                                  1996           1995
                                                               -----------   -----------
CAPITALIZATION (STATEMENTS ON FOLLOWING PAGES):
    Common stock equity ...................................... $ 3,827,961   $ 4,123,563
                                                               -----------   -----------

    Preference stock, no par; authorized, 10,000,000 shares;
       none outstanding

    Cumulative preferred stock of subsidiary:
       Not subject to mandatory redemption ...................     135,179       351,345
       Subject to mandatory redemption .......................                    51,055
                                                               -----------   -----------
          Total cumulative preferred stock ...................     135,179       402,400
                                                               -----------   -----------

    Long-term debt ...........................................   3,025,650     3,338,422
                                                               -----------   -----------

              Total capitalization ...........................   6,988,790     7,864,385
                                                               -----------   -----------

CURRENT LIABILITIES:
    Notes payable ............................................   1,337,872         6,300
    Accounts payable .........................................     157,682       136,008
    Taxes accrued ............................................     191,011       174,925
    Interest accrued .........................................      67,707        79,380
    Dividends declared .......................................      92,515        98,502
    Accrued liabilities to municipalities ....................      23,228        20,773
    Customer deposits ........................................      53,633        61,582
    Current portion of long-term debt and preferred stock ....     254,463       379,451
    Other ....................................................      66,010        58,664
                                                               -----------   -----------
              Total current liabilities ......................   2,244,121     1,015,585
                                                               -----------   -----------

DEFERRED CREDITS:
    Accumulated deferred income taxes ........................   2,265,031     2,067,246
    Unamortized investment tax credit ........................     373,749       392,153
    Fuel-related credits .....................................      74,639       122,063
    Other ....................................................     341,527       358,174
                                                               -----------   -----------

              Total deferred credits .........................   3,054,946     2,939,636
                                                               -----------   -----------

COMMITMENTS AND CONTINGENCIES

                 Total ....................................... $12,287,857   $11,819,606
                                                               ===========   ===========


                See Notes to Consolidated Financial Statements.

               HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CAPITALIZATION
                            (THOUSANDS OF DOLLARS)


                                                                                          December 31,
                                                                                  --------------------------
                                                                                     1996           1995
                                                                                  -----------    -----------
COMMON STOCK EQUITY:
    Common stock, no par; authorized, 400,000,000 shares;
       issued, 262,748,447 and 262,672,468 shares at
       December 31, 1996 and 1995, respectively ................................. $ 2,446,754    $ 2,441,790
    Treasury Stock, at cost; 16,042,027 and 0 shares at
       December 31, 1996 and 1995, respectively .................................    (361,196)
    Unearned ESOP shares, 13,370,939 and 14,355,758 shares at
       December 31, 1996 and 1995, respectively .................................    (251,350)      (268,405)
    Retained earnings ...........................................................   1,997,490      1,953,672
    Unrealized loss on investment in Time Warner common
       stock ....................................................................      (3,737)        (3,494)
                                                                                  -----------    -----------
                    Total common stock equity ...................................   3,827,961      4,123,563
                                                                                  -----------    -----------

CUMULATIVE PREFERRED STOCK, no par; authorized, 10,000,000 shares; outstanding, 1,604,397 and 4,318,397 shares at December 31, 1996 and 1995, respectively
    (entitled upon involuntary liquidation to $100 per share):

    Houston Lighting & Power Company:
       Not subject to mandatory redemption:
          $4.00 series,      97,397 shares ......................................       9,740          9,740
          $6.72 series,     250,000 shares ......................................      25,115         25,115
          $7.52 series,     500,000 shares ......................................      50,226         50,226
          $8.12 series,     500,000 shares ......................................      50,098         50,098
          Series A - 1992,  500,000 shares ......................................                     49,094
          Series B - 1992,  500,000 shares ......................................                     49,104
          Series C - 1992,  600,000 shares ......................................                     58,984
          Series D - 1992,  600,000 shares ......................................                     58,984
                                                                                  -----------    -----------
                 Total ..........................................................     135,179        351,345
                                                                                  -----------    -----------
       Subject to mandatory redemption:
          $9.375 series, 257,000 and 771,000 shares at
              December 31, 1996 and 1995, respectively ..........................      25,700         76,755
       Current redemptions ......................................................     (25,700)       (25,700)
                                                                                  -----------    -----------
                 Total ..........................................................                     51,055
                                                                                  -----------    -----------
                    Total cumulative preferred stock ............................     135,179        402,400
                                                                                  -----------    -----------

LONG-TERM DEBT:
    Debentures:
          7 1/4% series, due 1996 ...............................................                    200,000
          9 3/8% series, due 2001 ...............................................     250,000        250,000
          7 7/8% series, due 2002 ...............................................     100,000        100,000
          Unamortized discount ..................................................        (902)        (1,087)
                                                                                  -----------    -----------
                 Total debentures ...............................................     349,098        548,913
                                                                                  -----------    -----------

    Houston Lighting & Power Company:
       First mortgage bonds:
          5 1/4% series, due 1996 ...............................................                     40,000
          5 1/4% series, due 1997 ...............................................      40,000         40,000
          7 5/8% series, due 1997 ...............................................     150,000        150,000
          6 3/4% series, due 1997 ...............................................      35,000         35,000
          6 3/4% series, due 1998 ...............................................                     35,000
          7 1/4% series, due 2001 ...............................................                     50,000
          9.15 % series, due 2021 ...............................................     160,000        160,000
          8 3/4% series, due 2022 ...............................................      62,275         62,275
          7 3/4% series, due 2023 ...............................................     250,000        250,000
          7 1/2% series, due 2023 ...............................................     200,000        200,000

                            (continued on next page)

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                             (THOUSANDS OF DOLLARS)

                                  (CONTINUED)


                                                                          December 31,
                                                                   --------------------------
                                                                      1996           1995
                                                                   -----------    -----------
   4.90 % pollution control series, due 2003 ...................   $    16,600    $    16,600
   7    % pollution control series, due 2008 ...................        19,200         19,200
   6 3/8% pollution control series, due 2012 ...................        33,470         33,470
   6 3/8% pollution control series, due 2012 ...................        12,100         12,100
   8 1/4% pollution control series, due 2015 ...................        90,000         90,000
   5.80 % pollution control series, due 2015 ...................        91,945         91,945
   7 3/4% pollution control series, due 2015 ...................        68,700         68,700
   5.80 % pollution control series, due 2015 ...................        58,905         58,905
   7 7/8% pollution control series, due 2016 ...................        68,000         68,000
   6.70 % pollution control series, due 2017 ...................        43,820         43,820
   5.60 % pollution control series, due 2017 ...................        83,565         83,565
   7 7/8% pollution control series, due 2018 ...................        50,000         50,000
   7.20 % pollution control series, due 2018 ...................        75,000         75,000
   7.20 % pollution control series, due 2018 ...................       100,000        100,000
   7 7/8% pollution control series, due 2019 ...................        29,685         29,685
   7.70 % pollution control series, due 2019 ...................        75,000         75,000
   8 1/4% pollution control series, due 2019 ...................       100,000        100,000
   8.10 % pollution control series, due 2019 ...................       100,000        100,000
   7 5/8% pollution control series, due 2019 ...................       100,000        100,000
   7 1/8% pollution control series, due 2019 ...................       100,000        100,000
   7.60 % pollution control series, due 2019 ...................        70,315         70,315
   6.70 % pollution control series, due 2027 ...................        56,095         56,095
   Medium-term notes series A, 9.80%-9.85%, due 1996-1999 ......       170,500        180,500
   Medium-term notes series B, 8 5/8%, due 1996 ................                      100,000
   Medium-term notes series C, 6.10%, due 2000 .................       150,000        150,000
   Medium-term notes series B, 8.15%, due 2002 .................       100,000        100,000
   Medium-term notes series C, 6.50%, due 2003 .................       150,000        150,000
                                                                   -----------    -----------
          Total first mortgage bonds ...........................     2,910,175      3,145,175
                                                                   -----------    -----------

   Pollution control revenue bonds:
       Gulf Coast 1980-T series, floating rate, due 1998 .......         5,000          5,000
                                                                   -----------    -----------
          Total pollution control revenue bonds ................         5,000          5,000
                                                                   -----------    -----------

Unamortized premium (discount) - net ...........................       (15,134)       (16,456)
Capitalized lease obligations, discount rates of
   5.2%-11.7%, due 1996-2018 ...................................         4,418          8,560
Notes payable ..................................................           856            981
                                                                   -----------    -----------
          Subtotal .............................................        (9,860)        (6,915)
                                                                   -----------    -----------
             Total .............................................     2,905,315      3,143,260
                                                                   -----------    -----------

                 Total .........................................     3,254,413      3,692,173
                 Current maturities ............................      (228,763)      (353,751)
                                                                   -----------    -----------
                 Total long-term debt ..........................     3,025,650      3,338,422
                                                                   -----------    -----------

                     Total capitalization ......................   $ 6,988,790    $ 7,864,385
                                                                   ===========    ===========



                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)


                                                                   Year Ended December 31,
                                                          -----------------------------------------
                                                             1996            1995          1994
                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income from continuing operations .................. $   404,944    $   397,400    $   423,985
     Adjustments to reconcile income from continuing
         operations to net cash provided by
         operating activities:
         Depreciation and amortization ..................     550,038        478,034        399,341
         Amortization of nuclear fuel ...................      33,875         28,545         21,561
         Deferred income taxes ..........................      54,098         78,382         85,547
         Investment tax credit ..........................     (18,404)       (19,427)       (19,416)
         Allowance for other funds used during
              construction ..............................      (4,124)        (7,760)        (4,115)
         Fuel refund ....................................                   (189,571)
         Fuel cost over (under) recovery ................    (137,362)        76,970        277,940
         Regulatory tax asset - net .....................      10,096          6,876         11,300
         Net cash provided by discontinued
              cable television operations ...............                     16,391         19,349
         Changes in other assets and liabilities:
              Accounts receivable - net .................     (15,478)       (46,299)       (19,295)
              Inventory .................................      21,624         13,901         22,428
              Other current assets ......................        (306)       (14,900)        14,710
              Accounts payable ..........................      21,674        (23,217)       (45,081)
              Interest and taxes accrued ................       4,413         11,088        (17,979)
              Other current liabilities .................      (4,135)        (9,215)        (5,102)
              Other - net ...............................      (6,633)        47,697         40,099
                                                          -----------    -----------    -----------

              Net cash provided by operating activities .     914,320        844,895      1,205,272
                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Electric capital and nuclear fuel expenditures
         (including allowance for borrowed funds
         used during construction) ......................    (317,532)      (301,327)      (418,453)
     Non-regulated electric power project expenditures
         and advances ...................................    (495,379)       (49,835)        (7,087)
     Settlement of subsidiary debt in connection with
         sale of cable television subsidiary ............                    619,345
     Corporate headquarters expenditures (including
         capitalized interest) ..........................      (6,543)       (96,469)       (46,829)
     Net cash used in discontinued cable television
         operations .....................................                    (47,601)       (84,071)
     Other - net ........................................     (13,446)        (4,643)       (13,562)
                                                          -----------    -----------    -----------

              Net cash provided by (used in) investing
                  activities ............................    (832,900)       119,470       (570,002)
                                                          -----------    -----------    -----------



                            (continued on next page)

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                  (CONTINUED)


                                                              Year Ended December 31,
                                                      -----------------------------------------
                                                         1996            1995           1994
                                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock ..................... $  (361,196)
     Proceeds from first mortgage bonds .............                $   142,972
     Payment of matured bonds .......................    (150,000)                  $   (19,500)
     Payment of common stock dividends ..............    (361,126)      (371,731)      (368,790)
     Redemption of preferred stock ..................    (271,400)       (91,400)       (20,000)
     Increase (decrease) in notes payable-net .......   1,331,572       (416,991)      (168,094)
     Extinguishment of long-term debt ...............    (285,263)      (195,224)
     Net cash used in discontinued cable television
         operations .................................                    (40,798)       (68,184)
     Other - net ....................................      12,215         10,143          4,857
                                                      -----------    -----------    -----------

         Net cash used in financing activities ......     (85,198)      (963,029)      (639,711)
                                                      -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS ....................................      (3,778)         1,336         (4,441)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ......      11,779         10,443         14,884
                                                      -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR ............ $     8,001    $    11,779    $    10,443
                                                      ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Payments:
     Interest (net of amounts capitalized) .......... $   311,792    $   342,551    $   366,548
     Income taxes ...................................     139,898        104,228        174,657




                See Notes to Consolidated Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)


                                                         Year Ended December 31,
                                                -----------------------------------------
                                                   1996           1995           1994
                                                -----------    -----------    -----------
OPERATING REVENUES ............................ $ 4,025,027    $ 3,680,297    $ 3,746,085
                                                -----------    -----------    -----------

OPERATING EXPENSES:
     Fuel .....................................   1,024,945        879,148        860,936
     Purchased power ..........................     322,263        233,494        408,963
     Operation ................................     640,152        615,924        580,892
     Maintenance ..............................     248,547        250,246        247,856
     Depreciation and amortization ............     545,685        475,124        398,142
     Federal income taxes .....................     264,819        245,807        254,993
     Other taxes ..............................     246,288        245,890        251,421
                                                -----------    -----------    -----------
              Total ...........................   3,292,699      2,945,633      3,003,203
                                                -----------    -----------    -----------

OPERATING INCOME ..............................     732,328        734,664        742,882
                                                -----------    -----------    -----------

OTHER INCOME (EXPENSE):
     Litigation settlements (net of tax) ......     (61,750)
     Allowance for other funds used during
         construction .........................       4,124          7,760          4,115
     Interest income ..........................       6,998         12,218         10,000
     Other - net ..............................     (20,251)       (25,901)       (12,561)
                                                -----------    -----------    -----------
              Total ...........................     (70,879)        (5,923)         1,554
                                                -----------    -----------    -----------

INCOME BEFORE INTEREST CHARGES ................     661,449        728,741        744,436
                                                -----------    -----------    -----------

INTEREST CHARGES:
     Interest on long-term debt ...............     221,865        244,384        246,533
     Other interest ...........................      12,764          8,117          8,493
     Allowance for borrowed funds used during
         construction .........................      (2,598)        (4,692)        (5,554)
                                                -----------    -----------    -----------
              Total ...........................     232,031        247,809        249,472
                                                -----------    -----------    -----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING ............................     429,418        480,932        494,964

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
     POSTEMPLOYMENT BENEFITS (NET OF INCOME
     TAXES OF $4,415) .........................                                    (8,200)
                                                -----------    -----------    -----------

NET INCOME ....................................     429,418        480,932        486,764

DIVIDENDS ON PREFERRED STOCK ..................      22,563         29,955         33,583
                                                -----------    -----------    -----------

INCOME AFTER PREFERRED DIVIDENDS .............. $   406,855    $   450,977    $   453,181
                                                ===========    ===========    ===========


                      See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                        STATEMENTS OF RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)


                                     Year Ended December 31,
                               ------------------------------------
                                  1996         1995         1994
                               ----------   ----------   ----------
Balance at Beginning of Year . $2,150,086   $2,153,109   $2,028,924

Add - Net Income .............    429,418      480,932      486,764
                               ----------   ----------   ----------
Total ........................  2,579,504    2,634,041    2,515,688
                               ----------   ----------   ----------

Deduct - Cash Dividends:
     Preferred:
         $4.00 Series ........        389          389          390
         $6.72 Series ........      1,680        1,680        1,680
         $7.52 Series ........      3,760        3,760        3,760
         $8.12 Series ........      4,060        4,060        4,060
         Series A - 1992 .....      2,030        2,324        1,740
         Series B - 1992 .....      2,066        2,322        1,683
         Series C - 1992 .....      2,648        2,823        2,040
         Series D - 1992 .....      2,316        2,747        2,075
         $8.50 Series ........                   1,417        4,108
         $9.375 Series .......      3,614        8,433       12,047

     Common ..................    329,000      454,000      328,996
                               ----------   ----------   ----------

         Total ...............    351,563      483,955      362,579
                               ----------   ----------   ----------

Balance at End of Year ....... $2,227,941   $2,150,086   $2,153,109
                               ==========   ==========   ==========


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS


                                                                     December 31,
                                                              -------------------------
                                                                 1996           1995
                                                              -----------   -----------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
    Electric plant:
       Production ........................................... $ 7,495,244   $ 7,423,891
       Transmission .........................................     934,086       927,027
       Distribution .........................................   2,818,636     2,711,482
       General ..............................................   1,139,409     1,027,090
       Construction work in progress ........................     251,497       320,040
       Nuclear fuel .........................................     241,001       217,604
       Plant held for future use ............................      48,631        48,631
                                                              -----------   -----------
          Total .............................................  12,928,504    12,675,765
    Less accumulated depreciation and amortization ..........   4,252,745     3,906,139
                                                              -----------   -----------
          Property, plant and equipment - net ...............   8,675,759     8,769,626
                                                              -----------   -----------

CURRENT ASSETS:
    Cash and cash equivalents ...............................         643        75,851
    Special deposits ........................................          10           433
    Accounts receivable - affiliated companies ..............       1,493         2,845
    Accounts receivable - others ............................      16,996        23,858
    Accrued unbilled revenues ...............................      77,853        59,017
    Fuel stock ..............................................      61,795        59,699
    Materials and supplies, at average cost .................     130,281       137,584
    Prepayments .............................................      10,770        11,876
                                                              -----------   -----------
          Total current assets ..............................     299,841       371,163
                                                              -----------   -----------

OTHER ASSETS:
    Deferred plant costs - net ..............................     587,352       613,134
    Fuel-related debits .....................................      84,435
    Deferred debits .........................................     270,381       290,012
    Unamortized debt expense and premium on reacquired debt .     152,524       159,962
    Regulatory tax asset - net ..............................     362,310       228,587
    Recoverable project costs - net .........................     163,630       232,775
                                                              -----------   -----------
          Total other assets ................................   1,620,632     1,524,470
                                                              -----------   -----------

              Total ......................................... $10,596,232   $10,665,259
                                                              ===========   ===========


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES


                                                                    December 31,
                                                            -------------------------
                                                               1996           1995
                                                            -----------   -----------
CAPITALIZATION (STATEMENTS ON FOLLOWING PAGES):
    Common stock equity ................................... $ 3,903,868   $ 3,826,013
    Cumulative preferred stock:
       Not subject to mandatory redemption ................     135,179       351,345
       Subject to mandatory redemption ....................                    51,055
    Long-term debt ........................................   2,676,552     2,989,509
                                                            -----------   -----------

          Total capitalization ............................   6,715,599     7,217,922
                                                            -----------   -----------

CURRENT LIABILITIES:
    Notes payable .........................................     234,665
    Notes payable to affiliated companies .................      19,600
    Accounts payable ......................................     142,439       119,032
    Accounts payable to affiliated companies ..............       5,744         6,982
    Taxes accrued .........................................     196,444       192,673
    Interest accrued ......................................      60,234        70,823
    Accrued liabilities to municipalities .................      23,228        20,773
    Customer deposits .....................................      53,633        61,582
    Current portion of long-term debt and preferred stock .     254,463       179,451
    Other .................................................      62,046        54,149
                                                            -----------   -----------

          Total current liabilities .......................   1,052,496       705,465
                                                            -----------   -----------

DEFERRED CREDITS:
    Accumulated deferred federal income taxes .............   2,124,567     1,947,488
    Unamortized investment tax credit .....................     373,749       392,153
    Fuel-related credits ..................................      74,639       122,063
    Other .................................................     255,182       280,168
                                                            -----------   -----------

          Total deferred credits ..........................   2,828,137     2,741,872
                                                            -----------   -----------

COMMITMENTS AND CONTINGENCIES

                 Total .................................... $10,596,232   $10,665,259
                                                            ===========   ===========


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                          STATEMENTS OF CAPITALIZATION
                             (THOUSANDS OF DOLLARS)

                                                                                         December 31,
                                                                                  --------------------------
                                                                                     1996           1995
                                                                                  -----------    -----------
COMMON STOCK EQUITY:
    Common stock, Class A; no par; authorized and outstanding,
       1,000 shares, voting ..................................................... $ 1,524,949    $ 1,524,949
    Common stock, Class B; no par; authorized and outstanding,
       100 shares, non-voting ...................................................     150,978        150,978
    Retained earnings ...........................................................   2,227,941      2,150,086
                                                                                  -----------    -----------
                    Total common stock equity ...................................   3,903,868      3,826,013
                                                                                  -----------    -----------

CUMULATIVE PREFERRED STOCK, no par; authorized, 10,000,000 shares; outstanding, 1,604,397 and 4,318,397 shares at December 31, 1996 and 1995, respectively
    (entitled upon involuntary liquidation to $100 per share):

       Not subject to mandatory redemption:
          $4.00 series,      97,397 shares ......................................       9,740          9,740
          $6.72 series,     250,000 shares ......................................      25,115         25,115
          $7.52 series,     500,000 shares ......................................      50,226         50,226
          $8.12 series,     500,000 shares ......................................      50,098         50,098
          Series A - 1992,  500,000 shares ......................................                     49,094
          Series B - 1992,  500,000 shares ......................................                     49,104
          Series C - 1992,  600,000 shares ......................................                     58,984
          Series D - 1992,  600,000 shares ......................................                     58,984
                                                                                  -----------    -----------
                 Total ..........................................................     135,179        351,345
                                                                                  -----------    -----------
       Subject to mandatory redemption:
          $9.375 series, 257,000 and 771,000 shares at
              December 31, 1996 and 1995, respectively ..........................      25,700         76,755
       Current redemptions ......................................................     (25,700)       (25,700)
                                                                                  -----------    -----------
                 Total ..........................................................                     51,055
                                                                                  -----------    -----------
                    Total cumulative preferred stock ............................     135,179        402,400
                                                                                  -----------    -----------

LONG-TERM DEBT:
       First mortgage bonds:
          5 1/4% series, due 1996 ...............................................                     40,000
          5 1/4% series, due 1997 ...............................................      40,000         40,000
          6 3/4% series, due 1997 ...............................................      35,000         35,000
          7 5/8% series, due 1997 ...............................................     150,000        150,000
          6 3/4% series, due 1998 ...............................................                     35,000
          7 1/4% series, due 2001 ...............................................                     50,000
          9.15 % series, due 2021 ...............................................     160,000        160,000
          8 3/4% series, due 2022 ...............................................      62,275         62,275
          7 3/4% series, due 2023 ...............................................     250,000        250,000
          7 1/2% series, due 2023 ...............................................     200,000        200,000
          4.90 % pollution control series, due 2003 .............................      16,600         16,600
          7    % pollution control series, due 2008 .............................      19,200         19,200
          6 3/8% pollution control series, due 2012 .............................      33,470         33,470
          6 3/8% pollution control series, due 2012 .............................      12,100         12,100
          5.80 % pollution control series, due 2015 .............................      91,945         91,945
          7 3/4% pollution control series, due 2015 .............................      68,700         68,700
          8 1/4% pollution control series, due 2015 .............................      90,000         90,000
          5.80 % pollution control series, due 2015 .............................      58,905         58,905
          7 7/8% pollution control series, due 2016 .............................      68,000         68,000
          6.70 % pollution control series, due 2017 .............................      43,820         43,820
          5.60 % pollution control series, due 2017 .............................      83,565         83,565
          7 7/8% pollution control series, due 2018 .............................      50,000         50,000
          7.20 % pollution control series, due 2018 .............................      75,000         75,000
          7.20 % pollution control series, due 2018 .............................     100,000        100,000

                            (continued on next page)

                        HOUSTON LIGHTING & POWER COMPANY

                          STATEMENTS OF CAPITALIZATION
                             (THOUSANDS OF DOLLARS)

                                  (CONTINUED)


                                                                     December 31,
                                                             --------------------------
                                                                1996            1995
                                                             -----------    -----------

    7.70 % pollution control series, due 2019 .............. $    75,000    $    75,000
    8 1/4% pollution control series, due 2019 ..............     100,000        100,000
    8.10 % pollution control series, due 2019 ..............     100,000        100,000
    7 7/8% pollution control series, due 2019 ..............      29,685         29,685
    7.60 % pollution control series, due 2019 ..............      70,315         70,315
    7 1/8% pollution control series, due 2019 ..............     100,000        100,000
    7 5/8% pollution control series, due 2019 ..............     100,000        100,000
    6.70 % pollution control series, due 2027 ..............      56,095         56,095
    Medium-term notes series A, 9.80%-9.85%, due 1996-1999 .     170,500        180,500
    Medium-term notes series B, 8 5/8%, due 1996 ...........                    100,000
    Medium-term notes series C, 6.10%, due 2000 ............     150,000        150,000
    Medium-term notes series B, 8.15%, due 2002 ............     100,000        100,000
    Medium-term notes series C, 6.50%, due 2003 ............     150,000        150,000
                                                             -----------    -----------
          Total first mortgage bonds .......................   2,910,175      3,145,175
                                                             -----------    -----------

Pollution control revenue bonds:
    Gulf Coast 1980-T series, floating rate, due 1998 ......       5,000          5,000
                                                             -----------    -----------
          Total pollution control revenue bonds ............       5,000          5,000
                                                             -----------    -----------

Unamortized premium (discount) - net .......................     (15,134)       (16,456)
Capitalized lease obligations, discount rates of
    5.2%-11.7%, due 1996-2018 ..............................       4,418          8,560
Notes payable ..............................................         856            981
                                                             -----------    -----------
          Subtotal .........................................      (9,860)        (6,915)
                                                             -----------    -----------

              Total ........................................   2,905,315      3,143,260
              Current maturities ...........................    (228,763)      (153,751)
                                                             -----------    -----------
              Total long-term debt .........................   2,676,552      2,989,509
                                                             -----------    -----------

                  Total capitalization ..................... $ 6,715,599    $ 7,217,922
                                                             ===========    ===========

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)


                                                                                      Year Ended December 31,
                                                                             -----------------------------------------
                                                                                1996           1995           1994
                                                                             -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ............................................................ $   429,418    $   480,932    $   486,764

     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization .....................................     545,685        475,124        398,142
         Amortization of nuclear fuel ......................................      33,875         28,545         21,561
         Deferred federal income taxes .....................................      33,261         71,188         81,739
         Investment tax credits ............................................     (18,404)       (19,427)       (19,416)
         Allowance for other funds used during
              construction .................................................      (4,124)        (7,760)        (4,115)
         Fuel refund .......................................................                   (189,571)
         Fuel cost over (under) recovery ...................................    (137,362)        76,970        277,940
         Cumulative effect of change in accounting
              for postemployment benefits ..................................                                     8,200
         Regulatory tax asset - net ........................................      10,096          6,876         11,300
         Changes in other assets and liabilities:
              Accounts receivable - net ....................................     (10,622)       (34,239)       (17,827)
              Materials and supplies .......................................      23,397         17,227         20,604
              Fuel stock ...................................................      (2,096)        (2,988)         1,874
              Accounts payable .............................................      22,169        (32,964)       (40,054)
              Interest and taxes accrued ...................................      (6,818)        17,721         (6,980)
              Other current liabilities ....................................       4,502         (7,816)        (4,936)
              Other - net ..................................................      (6,331)       (12,128)        12,115
                                                                             -----------    -----------    -----------
         Net cash provided by operating activities .........................     916,646        867,690      1,226,911
                                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital and nuclear fuel expenditures
         (including allowance for borrowed funds
         used during construction) .........................................    (385,590)      (396,242)      (418,453)
     Other - net ...........................................................      (9,100)       (10,618)       (15,822)
                                                                             -----------    -----------    -----------
         Net cash used in investing activities .............................    (394,690)      (406,860)      (434,275)
                                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from first mortgage bonds ....................................                    142,972
     Payment of matured bonds ..............................................    (150,000)                      (19,500)
     Payment of dividends ..................................................    (353,663)      (485,793)      (363,083)
     Increase (decrease) in notes payable - net ............................     234,665                      (171,100)
     Increase in notes payable to affiliated company .......................      19,600
     Redemption of preferred stock .........................................    (271,400)       (91,400)       (20,000)
     Extinguishment of long-term debt ......................................     (85,263)      (195,224)
     Other - net ...........................................................       8,897          8,599          4,501
                                                                             -----------    -----------    -----------
         Net cash used in financing activities .............................    (597,164)      (620,846)      (569,182)
                                                                             -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS ......................................................     (75,208)      (160,016)       223,454
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .............................      75,851        235,867         12,413
                                                                             -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR ................................... $       643    $    75,851    $   235,867
                                                                             ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Payments:
     Interest (net of amounts capitalized) ................................. $   234,003    $   250,951    $   253,918
     Income taxes ..........................................................     201,986        157,400        196,655

                       See Notes to Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996


(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a) PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. Certain investments in joint ventures or other entities in which the Company or its subsidiaries have a 50 percent or less interest are recorded using the equity method or the cost method. For additional information regarding investments and advances, see Notes 1(j) and 4.

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

                                                     December 31, 1996
                                                     -----------------
                                                   (Millions of Dollars)
Deferred plant costs - net ............................. $ 587
Malakoff and Trinity mine investments ..................   164
Regulatory tax asset - net .............................   362
Unamortized loss on reacquired debt ....................   116
Deferred debits ........................................   102
Unamortized investment tax credit ......................  (374)
Accumulated deferred income taxes-regulatory tax asset .  (101)

              If, as a result of changes in regulation or competition, HL&P's ability to recover these assets and/or liabilities would not be assured, then pursuant to SFAS Nos. 71, 101 (Accounting for the Discontinuation of Application of SFAS No. 71) and 121 (Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of) and to the extent that such regulatory assets or liabilities ultimately were determined not to be recoverable, HL&P would be required to write off or write down such assets or liabilities.

       (c) ELECTRIC PLANT. HL&P capitalizes at cost all additions to electric plant, betterments to existing property and replacements of units of property. Cost includes the original cost of contracted services, direct labor and material, indirect charges for engineering supervision and similar overhead items and AFUDC. AFUDC represents the estimated debt and equity cost of funds used to finance construction. Customer payments for construction reduce additions to electric plant.

              HL&P computes depreciation using the straight-line method. The depreciation provision as a percentage of the depreciable cost of plant was 3.2 percent for 1994 through 1996.

       (d) DEFERRED PLANT COSTS. Under a "deferred accounting" plan authorized by the Utility Commission, HL&P was permitted for regulatory purposes to accrue carrying costs in the form of AFUDC on its investment in the South Texas Project and defer and capitalize depreciation and other operating costs on its investment after commercial operation until such costs were reflected in rates. In addition, the Utility Commission authorized HL&P under a "qualified phase-in plan" to capitalize allowable costs (including return) deferred for future recovery as deferred charges.

              In 1991, HL&P ceased all cost deferrals related to the South Texas Project and began amortizing such amounts on a straight-line basis. The accumulated deferrals for "deferred accounting" are being amortized over the estimated depreciable life of the South Texas Project. The accumulated deferrals for the "qualified phase-in plan" are being amortized over a ten-year phase-in period that commenced in 1991. The amortization of all deferred plant costs (which totaled $25.8 million for each of the years 1996, 1995 and 1994) is included on the Company's Statements of Consolidated Income and HL&P's Statements of Income as depreciation and amortization expense.

       (e) REVENUES. HL&P records electricity sales under the full accrual method, whereby unbilled electricity sales are estimated and recorded each month. Other revenues include electricity sales of a majority owned foreign electric utility, which are also recorded under the full accrual method and the Company's equity income in unconsolidated investments of HI Energy. Also included in other revenues are management fees and other sales and services, which are recorded when earned.

       (f) INCOME TAXES. The Company and its subsidiaries file a consolidated federal income tax return. The Company follows a policy of comprehensive interperiod income tax allocation. Investment tax credits were deferred and are being amortized over the estimated lives of the related property.

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

       (j) INVESTMENTS IN DEBT AND EQUITY SECURITIES. The Company owns one million shares of Time Warner common stock and 11 million shares of non-publicly traded Time Warner convertible preferred stock. The Company has recorded its investment in these securities at a combined value of approximately $1 billion on the Company's Consolidated Balance Sheets. Investment in the Time Warner common stock is considered an "available-for-sale" equity security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Consequently, the Company excludes unrealized net changes in the fair value of Time Warner common stock (exclusive of dividends and write downs) from earnings and, until realized, reports such changes as a net amount in the shareholders' equity section of the Company's Consolidated Balance Sheets. Investment in the Time Warner convertible preferred stock (which is not subject to the requirements of SFAS No. 115, since it is a non-publicly traded equity security) is accounted for under the cost method.

              The securities held in the Company's nuclear decommissioning trust are classified as "available-for-sale" and, in accordance with SFAS No. 115, are reported at estimated fair value of $67 million as of December 31, 1996 and $44.5 million as of December 31, 1995 on the Company's Consolidated and HL&P's Balance Sheets under deferred debits. The liability for nuclear decommissioning is reported on the Company's Consolidated and HL&P's Balance Sheets under deferred credits. Any unrealized gains or losses are accounted for in accordance with SFAS No. 71 as a regulatory asset/liability and reported on the Company's Consolidated and HL&P's Balance Sheets as a deferred debit.

       (k) FUEL STOCK. Gas inventory (at average cost) was $19.6 million at December 31, 1996. Coal, lignite, and oil inventory balances (using last-in, first-out) were $27.3 million, $11.8 million and $3.0 million, respectively.

       (l) DEPRECIATION. The Company and HL&P compute depreciation using the straight-line method. The Company's depreciation expense for 1996 was $360 million compared to $349 million and $338 million for 1995 and 1994, respectively. HL&P's depreciation expense for 1996 was $358 million compared to $347 million and $338 million for 1995 and 1994, respectively.

       (m) RECLASSIFICATION. Certain amounts from the previous years have been reclassified to conform to the 1996 presentation of financial statements. Such reclassifications do not affect earnings.

       (n) NATURE OF OPERATIONS. The Company is a holding company operating principally in the electric utility business. HL&P is engaged in the generation, transmission, distribution and sale of electric energy. HL&P's service area covers a 5,000 square mile area in the Texas Gulf Coast, including Houston. Another subsidiary of the Company, HI Energy, participates in domestic and foreign power generation projects and invests in the privatization of foreign electric utilities. The business and operations of HL&P account for substantially all of the Company's income from continuing operations and common stock equity. For a description of the Merger, see Note 16 to the Financial Statements.

       (o) USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (p) LONG-LIVED ASSETS. Effective January 1, 1996, the Company and HL&P adopted SFAS No. 121. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company and HL&P have determined that no impairment loss need be recognized for applicable assets of continuing operations as of December 31, 1996. This conclusion, however, may change in the future as competition influences wholesale and retail pricing in the electric utility industry.

(2)           JOINTLY-OWNED NUCLEAR PLANT

       (a) HL&P INVESTMENT. HL&P is the project manager (and one of four co-owners) of the South Texas Project, which consists of two 1,250 MW nuclear generating units. HL&P has a 30.8 percent interest in the project and bears a corresponding share of capital and operating costs associated with the project. As of December 31, 1996, HL&P's investment in the South Texas Project was $2.0 billion (net of $503 million accumulated depreciation). HL&P's investment in nuclear fuel (including AFUDC) was $65 million (net of $176 million amortization) as of such date.

       (b) REGULATORY PROCEEDINGS AND LITIGATION. All litigation and arbitration claims formerly pending between HL&P and the other co-owners of the South Texas Project have been settled and dismissed with prejudice.

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

              In July 1996, HL&P and the City of San Antonio, acting through the City Public Service Board of San Antonio (CPS), entered into a settlement agreement providing, among other things, for (i) the dismissal with prejudice of all pending arbitration claims and lawsuits between HL&P and CPS relating to the South Texas Project, (ii) a cash payment by HL&P to CPS of $75 million, (iii) an agreement to support formation of a new operating company to replace HL&P as project manager for the South Texas Project and
              (iv) the execution of a 10-year joint operations agreement under which HL&P and CPS will share savings resulting from the joint dispatching of their respective generating assets in order to take advantage of each system's lower cost resources. Under the terms of the joint operations agreement entered into between CPS and HL&P, HL&P guarantees CPS minimum annual savings of $10 million and a minimum cumulative savings of $150 million over the ten-year term of the agreement. Based on current forecasts and other assumptions regarding the combined operation of the two generating systems, HL&P anticipates that the savings resulting from joint operations will equal or exceed the minimum savings guaranteed under the joint operating agreement. In 1996, savings generated for CPS' account for a partial year of joint operations were approximately $14 million.

              The operating company (OPCO) which is being formed to replace HL&P as project manager of the South Texas Project will be a Texas non-profit corporation. Regulatory and governmental approvals are being sought for the implementation of OPCO. Once this process is completed, HL&P's employees working at the South Texas Project will become employees of OPCO and OPCO will assume responsibility for managing the South Texas Project. Oversight will be provided by an Owners' Committee and OPCO's board of directors, under the direction of directors appointed by each of the co-owners.

              In 1996, the capability factor at the South Texas Project improved to 93.9 percent from 87.7 percent in 1995 (the 1995 median capability factor for U.S. nuclear facilities was 75.9 percent).

              In 1996, the Nuclear Regulatory Commission (NRC) graded the South Texas Project "superior" in the areas of maintenance and support and "good" in areas of operations and engineering in the NRC's most recent Systematic Assessment of Licensees Performance. Between June 1993 and February 1995, the South Texas Project had been listed on the NRC's "watch list" of plants with weaknesses that warrant increased NRC regulatory attention.

       (c) NUCLEAR INSURANCE. HL&P and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverage as required by law and periodically review available limits and coverage for additional protection. The owners of the South Texas Project currently maintain $2.75 billion in property damage insurance coverage, which is above the legally required minimum, but is less than the total amount of insurance currently available for such losses. This coverage consists of $500 million in primary property damage insurance and excess property insurance in the amount of $2.25 billion. Under the excess property insurance (which became effective in November 1996), HL&P and the other owners of the South Texas Project are subject to assessments, the maximum aggregate assessment under current policies being $14.8 million during any one policy year. The application of the proceeds of such property insurance is subject to the priorities established by the NRC regulations relating to the safety of licensed reactors and decontamination operations.

              Pursuant to the Price Anderson Act (Act), the maximum liability to the public of owners of nuclear power plants, such as the South Texas Project, was $8.92 billion as of December 1996. Owners are required under the Act to insure their liability for nuclear incidents and protective evacuations by maintaining the maximum amount of financial protection available from private sources and by maintaining secondary financial protection through an industry retrospective rating plan. The assessment of deferred premiums provided by the plan for each nuclear incident is up to $75.5 million per reactor, subject to indexing for inflation, a possible 5 percent surcharge (but no more than $10 million per reactor per incident in any one year) and a 3 percent state premium tax. HL&P and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan.

              There can be no assurance that all potential losses or liabilities will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on HL&P's and the Company's financial condition and results of operations.

       (d) NUCLEAR DECOMMISSIONING. In accordance with the Rate Case Settlement, HL&P contributes $14.8 million per year to a trust established to fund HL&P's share of the decommissioning costs for the South Texas Project. For a discussion of securities held in the Company's nuclear decommissioning trust, see Note 1(j). In May 1994, an outside consultant estimated HL&P's portion of decommissioning costs to be approximately $318 million (1994 dollars). The consultant's calculation of decommissioning costs for financial planning purposes used the DECON methodology (prompt removal/dismantling), one of the three alternatives acceptable to the NRC, and assumed deactivation of Unit Nos. 1 and 2 upon the expiration of their 40-year operating licenses. While the current and projected funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning, changes in regulatory and accounting requirements, changes in technology and changes in costs of labor, materials and equipment.

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

              The Rate Case Settlement gives HL&P the option to write down up to $50 million per year of its investment in the South Texas Project through December 31, 1999, which write-downs will be treated under the terms of the Rate Case Settlement as reasonable and necessary expenses for purposes of reviews of HL&P's earnings and any rate review proceeding initiated against HL&P. In both 1995 and 1996, HL&P recorded a $50 million pre-tax write down of its investment in the South Texas Project as amortization expense. In 1996, HL&P also amortized $50 million (pre-tax) of its $153 million investment in certain lignite reserves associated with a canceled generating station. In accordance with the settlement, HL&P's remaining investment in the canceled generating station and certain lignite reserves ($164 million at December 31, 1996) will be amortized fully no later than December 31, 2002.

       (b) RATE CASE APPEALS. The only HL&P rate order currently under appeal is Docket No. 6668 (the Utility Commission's inquiry into the prudence of the planning and construction of the South Texas Project). Review of the Utility Commission's order in Docket No. 6668 is pending before a Travis County district court. In that order, the Utility Commission determined that $375.5 million of HL&P's $2.8 billion investment in the South Texas Project had been imprudently incurred. That ruling was incorporated into HL&P's 1988 and 1991 rate cases. Unless the order is modified or reversed on appeal, the amount found imprudent by the Utility Commission will be sustained.

              In June 1996, the Supreme Court of Texas unanimously upheld the decision of the Utility Commission in Docket No. 8425 (HL&P's 1988 rate case) to include in HL&P's rate base $93 million in construction costs relating to the canceled generating station. The Supreme Court also affirmed the Utility Commission's decision granting deferred accounting treatment for Unit No. 2 of the South Texas Project and the calculation of HL&P's federal income tax expenses without taking into account deductions for expenses paid by the Company's shareholders. As a result of this decision, HL&P's 1988 rate case has now become final.

(4)           INVESTMENTS OF HI ENERGY

       (a) GENERAL. HI Energy, a wholly owned subsidiary of the Company formed in 1993, participates primarily in the development and acquisition of foreign independent power projects and the privatization of foreign generating and distribution companies. The Company generally accounts for affiliate investments of HI Energy under the equity method of accounting where: (i) HI Energy's ownership interest in the affiliate ranges from 20 percent to 50 percent or (ii) HI Energy exercises significant influence over operating and financial policies of such affiliate. The Company's proportionate share of the equity in net income/(loss) in these affiliates for the years ended December 31, 1996, 1995 and 1994 was $17.0 million, $0.5 million and $(1.6)
              million, respectively. These amounts are included on the Company's Statement of Consolidated Income as "Other Revenues." The Company's equity investments in and advances to foreign and non-regulated affiliates at December 31, 1996 and 1995 were $502 million and $41 million, respectively.

       (b)    FOREIGN INVESTMENTS.   In May 1996, a subsidiary of HI Energy
              acquired 11.35 percent of the common shares of Light, a publicly held Brazilian corporation, for $392 million. Light is the operator under a 30-year concession agreement of an integrated electric power and distribution system that serves a portion of the state of Rio de Janeiro, Brazil, including the city of Rio de Janeiro. HI Energy acquired the shares as a bidder in the government-sponsored auction of 60 percent of Light's outstanding shares. Subsequent to the auction, the winning bidders, including a subsidiary of HI Energy, formed a consortium whose aggregate ownership interest of 50.44 percent represents a controlling interest in Light.

              The Company has accounted for this transaction under purchase accounting and has recorded its investment and its interest in Light's operations after June 1, 1996, using the equity method. The purchase price was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed as of the date of acquisition.

              A subsidiary of HI Energy has entered into a $167.5 million loan agreement in order to refinance a portion of the acquisition costs of Light. The full proceeds of the loan, net of a $17.5 million debt reserve account to be established for the benefit of the lenders, will not be funded until the satisfaction of various conditions precedent, including the obtaining of political risk insurance. The loan is non-recourse to the Company and HL&P. The loan is secured by, among other things, a pledge of the shares of Light and a subsidiary of HI Energy that is the indirect holder of the shares of Light.

              In addition to the investment in Brazil, HI Energy had total equity investments in and advances to affiliates in Argentina of $81 million and $36 million at December 31, 1996 and 1995, respectively, representing a 49 percent interest in the capital stock of an electric utility operating in the Province of Buenos Aires. In addition, HI Energy owns a 90 percent ownership interest in an Argentine electric utility distribution system and is constructing a 160 MW cogeneration facility in San Nicolas, Argentina. HI Energy's investment in these projects was approximately $68 million and $22 million at December 31, 1996 and 1995, respectively.

              HI Energy also owns a 36 percent interest in a coke calcining and power generation facility in India with an investment of approximately $8 million and $5 million at December 31, 1996 and December 31, 1995, respectively.

       (c) VALUATION ALLOWANCE. In 1995, the Company recorded a $28 million valuation allowance (resulting in an $18 million after-tax charge in that year) with respect to two waste tire-to-energy projects that were being developed in reliance on the terms of a state subsidy intended to encourage development of energy production facilities for the disposal of solid waste. In March 1996, the subsidy was repealed. In 1996, the Company recorded an additional valuation allowance of $7 million with respect to these projects, which resulted in a $5 million after-tax charge to 1996 earnings.

              The valuation allowance reflects the combined amounts lent to the projects on a subordinated basis by HI Energy. HI Energy also is a party to two separate note purchase agreements committing it, under certain circumstances, to lend up to an additional $16 million. The Company has entered into a support agreement to enable HI Energy to honor its obligation under these note purchase agreements. In the Company's opinion, it is unlikely that additional loans would be required to be made under the note purchase agreements, unless construction activities with respect to these projects were recommenced at some future date. In March 1996, a subsidiary of HI Energy purchased from a senior lending bank all notes relating to one of the projects

              (approximately $4.1 million). As a consequence, HI Energy has discretion over when, if ever, the construction activities for this project will reconvene and in turn control over future obligations of HI Energy to acquire additional subordinated notes for this project.

(5)           COMMON STOCK

       (a) DISTRIBUTION AND DIVIDENDS. The Company effected a two-for-one stock split in the form of a common stock distribution on December 9, 1995. All prior periods have been restated for consistency to reflect the stock distribution in terms of the number of common shares outstanding and the per share amounts for earnings, dividends and market price. The nominal consideration established by the Board of Directors for the common stock distributed ($.01 per share) is reflected as a deduction from retained earnings in the Company's Statements of Consolidated Retained Earnings.

              In 1996, the Company paid four regular quarterly dividends aggregating $1.50 per share on its common stock pursuant to dividend declarations made in December 1995, March 1996, June 1996, and September 1996. In December 1996, the Company declared its regular quarterly dividend of $0.375 per share to be paid in March 1997. Dividends paid have been included in common stock dividends on the Company's Statements of Consolidated Cash Flows. Dividends declared are included in common stock dividends on the Company's Statements of Consolidated Retained Earnings.

       (b) LONG-TERM INCENTIVE COMPENSATION PLANS. The Company has Long-Term Incentive Compensation Plans (LICP) providing for the issuance of stock incentives (including performance-based restricted shares and stock options) to key employees of the Company, including officers. As of December 31, 1996, 27 current and former employees participated in the plans. A maximum of five million shares of common stock may be issued under the LICP. Beginning one year after the grant date, the options become exercisable in one-third increments each year. The options expire ten years from the grant date.

              Performance-based restricted shares issued were 69,905, 49,792 and 100,524 for 1996, 1995 and 1994, respectively. Stock option activity for the years 1994 through 1996 is summarized below:

                                                           Option Price at
                                              Number        Date of Grant
                                              of Shares      or Exercise
                                              ---------      -----------

Outstanding at December 31, 1993 .........    251,898         $  23.25
    Options Granted ......................    131,452
    Options Canceled .....................    (80,772)

Outstanding at December 31, 1994 .........    302,578
    Options Granted ......................    133,324         $  17.75; $21.25
    Options Canceled .....................    (24,560)

Outstanding at December 31, 1995 .........    411,342
    Options Granted ......................    101,798         $  24.375
    Options Exercised ....................       (574)        $  17.75
    Options Withheld for Taxes ...........        (90)
    Options Canceled .....................    (13,824)

Outstanding at December 31, 1996              498,652

Exercisable at:
    December 31, 1996 ....................    280,270         $  17.75-23.25
    December 31, 1995 ....................    181,924         $  21.75-23.25
    December 31, 1994 ....................    107,664         $  21.75-23.125

              Effective January 1, 1996, the Company and HL&P adopted SFAS No. 123, "Accounting for Stock- Based Compensation." In accordance with SFAS No. 123, the Company and HL&P will continue to apply the existing rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the required pro forma effect on net income and earnings per share of the fair value based method of accounting for stock compensation as required by SFAS No. 123.

              The following pro forma summary of the Company's consolidated results of operations have been prepared as if the fair value based method of accounting for employee stock compensation as required by SFAS No. 123 had been applied:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                     1996               1995
                                                  -----------       -----------
                                                      (Thousands of Dollars)
Net income as reported                            $   404,944       $ 1,105,524
SFAS 123 adjustment                                    (1,098)             (244)
                                                  -----------       -----------
Pro forma net income                              $   403,846       $ 1,105,280
                                                  ===========       ===========

Earnings per Common Share          As Reported       $      1.66       $   4.46
                                   Pro forma         $      1.65       $   4.46

       (c) REPURCHASE PROGRAM. The Company repurchased a total of 16,042,027 shares of common stock in 1996 for an aggregate purchase price of approximately $361 million. The Company's Board of Directors has authorized additional stock purchases of approximately $89 million. Additional repurchases of common stock are subject to the discretion of management, market conditions, applicable legal requirements, available cash and other factors.

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

(6)           PREFERRED STOCK OF HL&P

              The following table sets forth, at December 31, 1996, the per share redemption prices of HL&P's outstanding cumulative preferred stock. The per share redemption prices do not include accrued dividends upon the date of redemption.

                                                          Redemption
Series                                                  Price Per Share
------                                                  ---------------
Not Subject to Mandatory Redemption:
$4.00 ............................................      $   105.00
$6.72 ............................................          102.51
$7.52 ............................................          102.35
$8.12 ............................................          102.25

Subject to Mandatory Redemption:
$9.375 (a) .......................................            --

-------------------

              (a) HL&P is required to redeem all remaining 257,000 outstanding shares of $9.375 cumulative preferred stock at $100 per share (plus accrued dividends) in April 1997.

              In 1996, HL&P redeemed 514,000 of its $9.375 cumulative preferred stock at $100 per share. The redemption included 257,000 shares in satisfaction of mandatory sinking fund requirements and an additional 257,000 shares as an optional redemption. In 1996, HL&P redeemed all issued and outstanding shares of its Variable Term Preferred Stock at a redemption price of $100 per share plus accrued dividends as follows:

                                   Number of              Redemption
             Series                 Shares                   Date
             ------                 ------                ---------
               A                    500,000                12/11/96
               B                    500,000                12/18/96
               C                    600,000                12/26/96
               D                    600,000                12/27/96

              For information with respect to the redemption in 1997 of three series of preferred stock and the related issuances of trust securities, see Note 17(b). In 1995, HL&P redeemed 514,000 shares of its $9.375 cumulative preferred stock at $100 per share and the remaining 400,000 shares of its $8.50 cumulative preferred stock at $100 per share. In 1994, HL&P redeemed 200,000 shares of its $8.50 cumulative preferred stock at $100 per share.

(7)           LONG-TERM DEBT

       (a) COMPANY. In December 1996, the Company repaid at maturity $200 million aggregate principal amount of its outstanding 7 1/4% debentures using short-term borrowings under its existing credit facilities. Consolidated annual maturities of long-term debt and minimum capital lease payments for the Company are approximately $254 million in 1997, $5 million in 1998, $171 million in 1999, $150 million in 2000 and $250 million in 2001.

       (b) HL&P. Sinking or improvement fund requirements of HL&P's first mortgage bonds outstanding will be approximately $37 million for each of the years 1997 through 2001. Of such requirements, approximately $35 million for each of the years 1997 through 2001 may be satisfied by certification of property additions at 100 percent of the requirements, and the remainder through certification of such property additions at 166 2/3 percent of the requirements. Sinking or improvement fund requirements for 1996 and prior years have been satisfied by certification of property additions.

              HL&P has agreed to expend an amount each year for replacements and improvements in respect of its depreciable mortgaged utility property equal to $1,450,000 plus 2 1/2 percent of net additions to such mortgaged property made after March 31, 1948 and before July 1 of the preceding year. Such requirement may be met with cash, first mortgage bonds, gross property additions or expenditures for repairs or replacements, or by taking credit for property additions at 100 percent of the requirements. With respect to first mortgage bonds of a series subject to special redemption, HL&P has the option to use deposited cash to redeem first mortgage bonds of such series at the applicable special redemption price. The replacement fund requirement to be satisfied in 1997 is approximately $305 million.

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

              In January 1996, HL&P repaid upon maturity $100 million principal amount of its Collateralized Medium-Term Notes Series B and $10 million principal amount of its Collateralized Medium-Term Notes Series A, plus accrued interest on the two issues. In April 1996, HL&P repaid upon maturity $40 million principal amount of its 5 1/4% first mortgage bonds plus accrued interest. In May 1996, HL&P redeemed $50 million of its 7 1/4% first mortgage bonds due February 1, 2001 at a redemption price of 100.42%, plus accrued interest, and $35 million of its 6 3/4% first mortgage bonds due April 1, 1998 at a redemption price of 100.15%, plus accrued interest. HL&P's annual maturities of long-term debt and the present value of minimum capital lease payments are approximately $228 million in 1997, $5 million in 1998, $171 million in 1999, $150 million in 2000, and $0.1 million in 2001.

(8)           SHORT-TERM FINANCING

              The interim financing requirements of the Company and its subsidiaries are met through short-term bank loans, the issuance of commercial paper and short-term advances from the Company. The Company and its subsidiaries had bank credit facilities aggregating $1.9 billion at December 31, 1996 and $1.5 billion at December 31, 1995, under which borrowings are classified as short-term indebtedness. These bank facilities limit total short-term borrowings and provide for interest at rates generally less than the prime rate. The Company's weighted average short-term borrowing rates for commercial paper for the years ended December 31, 1996 and 1995 were 5.67% and 6.33%, respectively. Outstanding commercial paper of the Company and its subsidiaries was $1.3 billion at December 31, 1996 and $6 million at December 31, 1995. Facility fees are required on the credit facilities.

(9)           RETIREMENT PLANS

       (a) PENSION. The Company has a noncontributory retirement plan covering substantially all employees. The plan provides retirement benefits based on years of service and compensation. The Company's funding policy is to contribute amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. The assets of the plan consist principally of common stocks and high-quality, interest-bearing obligations.

              Net pension cost for the Company attributable to continuing operations includes the following components:


                                                             Year Ended December 31,
                                                             -----------------------
                                                          1996        1995        1994
                                                        --------    --------    --------
                                                             (Thousands of Dollars)

Service cost - benefits earned during the period ....   $ 24,392    $ 22,852    $ 21,977
Interest cost on projected benefit obligation .......     51,560      49,317      46,091
Actual (return) loss on plan assets .................    (75,326)    (96,004)      5,357
Net amortization and deferrals ......................     17,514      50,889     (51,491)
                                                        --------    --------    --------
      Net pension cost ..............................     18,140      27,054      21,934
SFAS No. 88 - curtailment expense ...................     12,871       5,645
                                                        --------    --------    --------
      Total pension cost ............................   $ 31,011    $ 32,699    $ 21,934
                                                        ========    ========    ========

              The funded status of the Company's retirement plans attributable to continuing operations was as follows:

                                                     December 31,
                                                  -----------------
                                                  1996         1995
                                                  ----         ----
                                                (Thousands of Dollars)
Actuarial present value of:
    Vested benefit obligation ...............   $ 542,714    $ 504,655
                                                =========    =========

    Accumulated benefit obligation ..........   $ 578,786    $ 541,278
                                                =========    =========

Plan assets at fair value ...................   $ 675,401    $ 595,192
Projected benefit obligation ................     756,597      704,871
                                                ---------    ---------
Assets less than projected benefit obligation     (81,196)    (109,679)
Unrecognized transitional asset .............     (11,502)     (13,421)
Unrecognized prior service cost .............      31,154       46,627
Unrecognized net loss .......................      19,405       22,522
                                                ---------    ---------
Accrued pension cost ........................   $ (42,139)   $ (53,951)
                                                =========    =========

              Net pension cost and funding attributable to discontinued operations was not material.

              The projected benefit obligation was determined using an assumed discount rate of 7.25 percent in 1996 and 7.5 percent in 1995. A long-term annual rate of compensation increase ranging from 4 percent to 6 percent was assumed for both 1996 and 1995. The assumed long-term rate of return on plan assets was 9.5 percent in 1996 and 1995. The transitional asset at January 1, 1986, is being recognized over approximately 17 years, and the prior service cost is being recognized over approximately 15 years.

              In 1995, the Company offered eligible employees (excluding officers) of the Company, HL&P and HI Energy, who were 55 years of age or older and had at least 10 years of service as of July 31,

              1995, an incentive program to retire early. For employees electing early retirement, the program added five years of service credit and five years in age up to 35 years of service and age 65, respectively, in determining an employee's pension. Each participating employee (under age 62) would also receive a supplemental benefit to age 62. During July 1995, the early retirement incentive was accepted by approximately 300 employees.

              Pension benefits and supplemental benefits (if applicable) are being paid out from the Houston Industries Incorporated Retirement Trust. Based on the projected costs associated with the program, HL&P increased its retirement plan and supplemental benefits in 1995 by approximately $28 million and $5 million, respectively. Pursuant to SFAS No. 71, HL&P deferred the costs associated with the increases in these benefit obligations and is amortizing the costs through the period ending December 31, 1997. In 1996 and 1995, the Company and HL&P amortized $12.9 million and $5.6 million, respectively, of those costs as a curtailment under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," with regards to the Company's and HL&P's early retirement program.

       (b) SAVINGS PLAN. The Company has an employee savings plan that qualifies as cash or deferred arrangements under Section 401(k) of the Internal Revenue Code of 1986, as amended (IRC). Under the plan, participating employees may contribute a portion of their compensation, pretax or after-tax, up to a maximum of 16 percent of compensation limited by an annual deferral limit ($9,500 for calendar year 1996) prescribed by IRC Section 402(g) and the IRC
              Section 415 annual additions limits. The Company matches 70 percent of the first 6 percent of each employee's compensation contributed, subject to a vesting schedule which entitles the employee to a percentage of the matching contributions depending on years of service. Substantially all of the Company's match is invested in the Company's common stock.

              In October 1990, the Company amended its savings plan to add a leveraged Employee Stock Ownership Plan (ESOP) component. The Company may use ESOP shares to satisfy its obligation to make matching contributions under the savings plan. Debt service on the ESOP loan is paid using all dividends on shares in the ESOP, interest earnings on funds held in the ESOP and cash contributions by the Company. Shares of the Company's common stock are released from the encumbrance of the ESOP loan based on the proportion of debt service paid during the period.

              The Company adopted Statement of Position (SOP) 93-6, effective January 1, 1994, which requires that the Company recognize benefit expense for the ESOP equal to the fair value of the ESOP shares committed to be released. In accordance with SOP 93-6, the Company credits to unearned ESOP shares the original purchase price of ESOP shares committed to be released to plan participants with the difference between the fair value of the shares and the original purchase price recorded to common stock. Dividends on allocated ESOP shares are recorded as a reduction to retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest on the ESOP loan. SOP 93-6 is effective only with respect to financial statements for periods after January 1, 1994.

              The Company's savings plan benefit expense attributable to continuing operations was $16.0 million, $18.9 million and $17.0 million in 1996, 1995 and 1994, respectively. HL&P's portion of the savings plan benefit expense was $15.3 million, $18.3 million and $16.5 million in 1996, 1995 and 1994, respectively. Savings plan benefit expense attributable to discontinued operations was not material.

              The ESOP shares (after restatement for the two-for-one stock dividend distribution) were as follows:

                                                           December 31,
                                                  ------------------------------
                                                      1996              1995
                                                  ------------      ------------
Allocated shares ...........................         5,391,245         4,406,426
Unearned shares ............................        13,370,939        14,355,758
                                                  ------------      ------------
    Total ESOP shares ......................        18,762,184        18,762,184
                                                  ============      ============

Fair value of unearned ESOP shares .........      $302,517,495      $348,127,132

       (c) POSTRETIREMENT BENEFITS. The Company and HL&P record the liability for post-retirement benefit plans other than pensions (primarily healthcare) under SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." In accordance with SFAS No. 106, the Company and HL&P are amortizing over a 22 year period approximately $213 million ($211 million for HL&P) to cover the "transition cost" of adopting SFAS No. 106 (i.e., the Company and HL&P's liability for postretirement benefits payable with respect to employee service years accrued prior to the adoption of SFAS No. 106).

              As provided in the Rate Case Settlement, HL&P is required to fund during each year in an irrevocable external trust approximately $22 million of postretirement benefit costs which are included in rates. In December 1995, HL&P commenced funding by contributing a total of $15.1 million to three Voluntary Employees' Beneficiary Association trusts and one Section 401(h) account of the retirement plan. This contribution represented the amount of postretirement benefits included in HL&P's rates (which included HL&P's interest in the South Texas Project costs) less the estimated pay-as-you-go amounts for 1995 plus interest as if the contributions had been made on a monthly basis during the year. Beginning in 1996, HL&P funded postretirement benefits costs on a monthly basis for the amount included in its rates. The Company, excluding HL&P, will continue funding its postretirement benefits on a pay-as-you-go basis. The net postretirement benefit cost for the Company includes the following components:


                                                                     Year Ended December 31,
                                                               -----------------------------------
                                                                1996         1995            1994
                                                               ------       ------          ------
                                                                     (Thousands of Dollars)
Service cost - benefits earned during the period ......      $  8,242       $  9,093      $  9,131
Interest cost on accumulated benefit obligation .......        12,265         11,143        10,265
Actual return on plan assets ..........................        (2,342)
Net amortization and deferrals ........................         5,983          6,061         7,868
                                                             --------       --------      --------
Net postretirement benefit cost .......................      $ 24,148       $ 26,297      $ 27,264
                                                             ========       ========      ========

              The funded status of the Company's postretirement benefit costs was as follows:


                                                             December 31,
                                                      -------------------------
                                                         1996            1995
                                                      ---------       ---------
                                                       (Thousands of Dollars)
 Accumulated benefit obligation:

     Retirees ...................................     $(107,642)      $(127,653)
     Fully eligible active plan participants ....       (16,340)        (13,307)
     Other active plan participants .............       (26,090)        (27,492)
                                                      ---------       ---------
            Total ...............................      (150,072)       (168,452)
 Plan assets at fair market value ...............        38,493          18,310
                                                      ---------       ---------
 Assets less than accumulated benefit obligation       (111,579)       (150,142)
 Unrecognized transitional obligation ...........       173,954         183,727
 Unrecognized net gain ..........................       (99,417)        (73,613)
                                                      ---------       ---------
 Accrued postretirement benefit cost ............     $ (37,042)      $ (40,028)
                                                      =========       =========

              The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation in 1996 are as follows:

                         Medical - under 65              7.3%
                         Medical - 65 and over           8.1%
                         Dental                          7.0%

              The assumed healthcare rates gradually decline to 5.4 percent for both medical categories and 3.7 percent for dental by 2001. The accumulated postretirement benefit obligation was determined using an assumed discount rate of 7.25 percent for 1996 and 7.5 percent for 1995.

              If the healthcare cost trend rate assumptions were increased by 1 percent, the accumulated postretirement benefit obligation as of December 31, 1996 would be increased by approximately 8 percent. The annual effect of the 1 percent increase on the total of the service and interest costs would be an increase of approximately 11 percent.

       (d) POSTEMPLOYMENT BENEFITS. Effective January 1, 1994, the Company and HL&P adopted SFAS No. 112, "Employer's Accounting for Postemployment Benefits," which requires the recognition of a liability for benefits, not previously accounted for on the accrual basis, provided to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). As required by SFAS No. 112, the Company and HL&P expensed the transition obligation (liability from prior years) upon adoption and recorded a one-time, after-tax charge to income of $8.2 million in the first quarter of 1994. Ongoing charges to income are not material.

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

              The Company's current and deferred components of income tax expense from continuing operations are as follows:

                                                                 Year Ended December 31,
                                                             --------------------------------
                                                             1996           1995         1994
                                                             ----           ----         ----
                                                                  (Thousands of Dollars)
Current ...............................................    $150,658      $141,076      $153,440
Deferred ..............................................      49,507        58,479        76,984
                                                           --------      --------      --------
Income taxes for continuing operations before
    cumulative effect of change in accounting .........    $200,165      $199,555      $230,424
                                                           ========      ========      ========


              The Company's effective income tax rates are lower than statutory corporate rates for each year as follows:

                                                             Year Ended December 31,
                                                     ----------------------------------------
                                                        1996            1995          1994
                                                     -----------     ----------     ---------
                                                               (Thousands of Dollars)
Income from continuing operations before
    income taxes and cumulative effect of
    change in accounting .........................    $ 605,109      $ 596,955      $ 654,409
Preferred dividends of subsidiary ................       22,563         29,955         33,583
                                                      ---------      ---------      ---------
      Total ......................................      627,672        626,910        687,992
Statutory rate ...................................           35%            35%            35%
                                                      ---------      ---------      ---------
Income taxes at statutory rate ...................      219,685        219,419        240,797
                                                      ---------      ---------      ---------
Net reduction in taxes resulting from:
   AFUDC - other included in income ..............        1,443          2,716          1,440
   Amortization of investment tax credit .........       18,404         19,427         19,416
   Excess deferred taxes .........................        4,331          4,384          3,537
   Difference between book and tax
      depreciation for which deferred
      taxes have not been normalized .............      (22,638)       (15,211)       (15,455)
   Equity dividend exclusion .....................       10,194          4,932
   Equity income - foreign affiliates ............        5,936
   Other - net ...................................        1,850          3,616          1,435
                                                      ---------      ---------      ---------
      Total ......................................       19,520         19,864         10,373
                                                      ---------      ---------      ---------
Income taxes before cumulative effect of
    change in accounting .........................    $ 200,165      $ 199,555      $ 230,424
                                                      =========      =========      =========

Effective rate ...................................         31.9%          31.8%          33.5%

              Following are the Company's tax effects of temporary differences attributable to continuing operations resulting in deferred tax assets and liabilities:

                                                                    December 31,
                                                              ------------------------
                                                                 1996           1995
                                                              ----------    ----------
                                                               (Thousands of Dollars)
Deferred Tax Assets:
    Alternative minimum tax ..............................    $   19,014    $   46,516
    Internal Revenue Service (IRS) audit assessment ......        74,966        74,966
    Disallowed plant cost - net ..........................        23,237        22,687
    Other ................................................        94,139        96,628
                                                              ----------    ----------
        Total deferred tax assets - net ..................       211,356       240,797
                                                              ----------    ----------

Deferred Tax Liabilities:
    Depreciation .........................................     1,450,894     1,391,573
    Deferred plant costs - net ...........................       194,243       200,028
    Regulatory assets - net ..............................       362,310       228,587
    Capitalized taxes, employee benefits and removal costs       108,530       110,065
    Gain on sale of cable television subsidiary ..........       228,449       227,515
    Other ................................................       131,961       150,275
                                                              ----------    ----------
        Total deferred tax liabilities ...................    $2,476,387    $2,308,043
                                                              ----------    ----------
               Accumulated deferred income taxes - net ...    $2,265,031    $2,067,246
                                                              ==========    ==========

              See Note 13 for income taxes related to discontinued operations.

              In July 1990, the Company paid approximately $104.5 million to the Internal Revenue Service (IRS) in connection with an IRS audit of the Company's 1983 and 1984 federal income tax returns. In November 1991, the Company filed a refund suit in the U.S. Court of Federal Claims seeking the return of $52.1 million of tax and $36.3 million of accrued interest, plus interest on both of those amounts accruing after July 1990. The major contested issue in the refund case involved the IRS's allegation that certain amounts related to the over-recovery of fuel costs should have been included as taxable income in 1983 and 1984 even though HL&P had an obligation to refund the over-recoveries to its ratepayers. In October 1994, the Court granted the Company's Motion for Partial Summary Judgment on the fuel cost over-recovery issue, and in October 1996 entered final judgment in favor of the Company. The government has appealed this decision. If the government does not prevail on appeal, the Company would be entitled to a refund of overpaid tax, interest paid on the overpaid tax through July 1990 and interest on both of those amounts from July 1990. If the government prevails on appeal, the Company's ultimate financial exposure should be immaterial because of offsetting tax deductions to which the Company is entitled for the year the over-recovery was refunded to ratepayers.

(11)          COMMITMENTS AND CONTINGENCIES

       (a) HL&P COMMITMENTS. HL&P has various commitments for capital expenditures, fuel, purchased power, cooling water and operating leases. Commitments in connection with HL&P's capital program are generally revocable by HL&P, subject to reimbursement to manufacturers for expenditures incurred or other cancelation penalties. HL&P's other commitments have various quantity requirements and durations. However, if these requirements could not be met, various alternatives are available to mitigate the cost associated with the contracts' commitments.

       (b)    FUEL AND PURCHASED POWER.   HL&P is a party to several long-term
              coal, lignite and natural gas contracts which have various quantity requirements and durations. Minimum payment obligations for coal and transportation agreements are approximately $194 million in 1997, $200 million in 1998 and $204 million in 1999. Additionally, minimum payment obligations for lignite mining and lease agreements are approximately $8 million for 1997, $9 million for 1998 and $9 million for 1999. Collectively, the fixed price gas supply contracts, which expire in 1997, could amount to 9 percent of HL&P's annual natural gas requirements for 1997. Minimum payment obligations for both natural gas purchase and storage contracts are approximately $38 million in 1997, $9 million in 1998 and $9 million in 1999.

              HL&P also has commitments to purchase firm capacity from cogenerators of approximately $22 million in each of the years 1997 through 1999. Utility Commission rules currently allow recovery of these costs through HL&P's base rates for electric service and additionally authorize HL&P to charge or credit customers through a purchased power cost recovery factor for any variation in actual purchased power costs from the cost utilized to determine its base rates. In the event that the Utility Commission, at some future date, does not allow recovery through rates of any amount of purchased power payments, the two principal firm capacity contracts contain provisions allowing HL&P to suspend or reduce payments and seek repayment for amounts disallowed.

       (c) OTHER. HL&P's service area is heavily dependent on oil, gas refined products, petrochemicals and related businesses. Significant adverse events affecting these industries would negatively affect the revenues of the Company and HL&P. The Company and HL&P are involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts.

              In February 1996, the cities of Wharton, Galveston and Pasadena filed suit, for themselves and a proposed class, against HL&P and Houston Industries Finance Inc., (formerly a wholly-owned subsidiary of the Company), citing underpayment of municipal franchise fees. The principal claim contends that, from 1957 to the present, franchise fees should have been paid on sales taxes collected by HL&P and on non-electric receipts as well as on electric sales. Plaintiffs advance such assertion notwithstanding that no such claim had been noticed over the previous four decades. Because all of the franchise ordinances affecting HL&P expressly impose fees only on electric sales, the Company regards plaintiffs' allegations as spurious and is aggressively contesting the matter. With regard to damages, the pleadings make no specific dollar claim, although one plaintiff-sponsored witness claims to have calculated damages of $220 million on the theory that franchise fees are owed on all sales taxes and receipts, electric or otherwise. The class action aspects of this case are currently under a stay order by the Texas Supreme Court pending its review of the class action certifications of the lower courts. The Company and HL&P cannot estimate a range of possible loss, if any, from this lawsuit, nor can any assurance be given as to its ultimate outcome. The case is pending in the District Court of Harris County, Texas.

(12)   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

              The carrying amount and estimated fair value of the Company's financial instruments are as follows:

                                                                        DECEMBER 31,
                                                    ----------------------------------------------------
                                                             1996                        1995
                                                    ----------------------     -------------------------
                                                     CARRYING        FAIR         CARRYING        FAIR
                                                      AMOUNT         VALUE         AMOUNT         VALUE
                                                      ------         -----         ------         -----
                                                                   (THOUSANDS OF DOLLARS)
Financial assets:
   Cash and short-term investments .............    $    8,001    $    8,001    $   11,779    $   11,779
   Investment in Time Warner securities ........     1,027,500     1,027,500     1,027,875     1,027,875
   Investments held by HL&P's nuclear
     decommissioning trust .....................        67,229        67,229        44,540        44,540
Financial liabilities:
   Short-term notes payable ....................     1,337,872     1,337,872         6,300         6,300
   Cumulative preferred stock of
     subsidiary (subject to mandatory
     redemption) ...............................        25,700        25,957        76,755        79,250
   Debentures ..................................       349,098       380,455       548,913       599,575
   Long-term debt of subsidiaries:
       Electric:
          First mortgage bonds .................     2,895,041     3,045,833     3,128,719     3,397,295
          Pollution control revenue bonds ......         5,000         5,000         5,000         5,000
          Other notes payable ..................           856           856           981           981

              The fair values of cash and short-term investments, investment in equity securities and short-term and other notes payable are estimated to be equivalent to the carrying amounts.

              The fair values of the Company's debentures, HL&P's cumulative preferred stock subject to mandatory redemption, HL&P's first mortgage bonds and pollution control revenue bonds issued on behalf of HL&P are estimated using rates currently available for securities with similar terms and remaining maturities.

(13)          CABLE TELEVISION--DISCONTINUED OPERATIONS

              The Company's 1995 earnings include a one-time, after-tax gain of $708 million related to the sale of the Company's cable television subsidiary to Time Warner in July 1995. Effective January 1, 1995, the operations of KBLCOM were accounted for as discontinued and prior periods were restated for consistency in reflecting KBLCOM as a discontinued operation.

              As consideration for the sale of KBLCOM, the Company received 1 million shares of Time Warner common stock and 11 million shares of non-publicly traded convertible preferred stock. Time Warner also purchased from the Company for cash approximately $619 million (after post-closing adjustments) of KBLCOM's intercompany indebtedness and assumed approximately $650 million of KBLCOM's external debt and other liabilities. The convertible preferred stock has an aggregate liquidation preference (redeemable after July 6, 2000) of $100 per share (plus accrued and unpaid dividends), is entitled to cumulative annual dividends of $3.75 per share until July 6, 1999, is currently convertible by the Company and after four years is exchangeable by Time Warner into approximately 22.9 million shares of Time Warner common stock. Each share of preferred stock is entitled to two votes (voting together with the holders of the Time Warner common stock as a single class). Subject to certain exceptions, the terms of the sale prohibit the Company from acquiring additional shares of Time Warner securities or selling shares of Time Warner securities to any holder of more than 5 percent of the outstanding Time Warner voting securities (including any person who becomes such a holder after giving effect to the sale).

              Dividends on the Time Warner securities are recognized as income at the time they are earned. The Company recorded pre-tax dividend income of $41.6 million and $20.1 million in 1996 and 1995, respectively.

              Operating results from discontinued operations for the years ended December 31, 1995 and 1994 were as follows:

                                                  Year Ended December 31,
                                                  -----------------------
                                                     1995          1994
                                                     ----          ----
                                                   (Thousands of Dollars)
Revenues ........................................ $ 143,925     $ 255,772
Operating expenses (a) ..........................    86,938       156,084
                                                  ---------     ---------
Gross operating margin (a) ......................    56,987        99,688
Depreciation, amortization, interest and other ..    81,409       128,023
Income taxes (benefit) ..........................    (4,997)      (11,811)
Deferred loss (b) ...............................    19,425
                                                  ---------     ---------
Loss from discontinued operations (c) ........... $       0     $ (16,524)
                                                  =========     =========

              -----------------

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

                                                                                Year Ended  December 31,  1995
                                                                   ------------------------------------------------------
                                                                     First         Second         Third          Fourth
                                                                    Quarter       Quarter        Quarter         Quarter
                                                                   ------------------------------------------------------
                                                                      (Thousands of Dollars, except per share amounts)

               Revenues (a) ................................    $   755,668    $   989,397    $ 1,184,311     $   799,895
               Operating income (a) ........................        115,581        283,571        421,904          84,394
               Income from continuing operations ...........         23,849        133,260        235,861           4,430
               Gain (loss) on sale of cable television
                   subsidiary ..............................         90,607                       618,088            (571)
               Net income ..................................        114,456        133,260        853,949           3,859
               Earnings per common share (b):
                   Income from continuing operations .......    $       .10    $       .54    $       .95     $       .02
                   Net income ..............................            .46            .54           3.44             .02


                                                                              Year Ended  December 31,  1996
                                                                -----------------------------------------------------
                                                                  First          Second         Third          Fourth
                                                                 Quarter         Quarter       Quarter        Quarter
                                                                -----------------------------------------------------
                                                                   (Thousands of Dollars, except per share amounts)

               Revenues (a) ................................    $  823,507     $1,113,719    $1,252,090    $  905,961
               Operating income (a) ........................       137,139        286,926       441,699       124,702
               Net income (loss) ...........................       (16,740)       145,334       240,024        36,326
               Earnings (loss) per common share (b) ........    $     (.07)    $      .58    $      .98    $      .15

----------

              (a) Reflects a reclassification of HI Energy's equity income from
                  Other Income (Expense) to Revenues.

              (b) Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share. See Note 5(a).

     (16)     NORAM MERGER

              On December 17, 1996, the shareholders of the Company and NorAm approved the Merger Agreement under which the Company will merge into HL&P, and NorAm will merge into a subsidiary of the Company. Upon consummation of the Merger, HL&P, the surviving corporation of the Company/HL&P merger, will be renamed "Houston Industries Incorporated" (Houston) and will continue to conduct HL&P's electric utility business under HL&P's name. Merger Sub, the surviving corporation of the NorAm/Merger Sub merger, will be renamed "NorAm Energy Corp." and will continue to conduct NorAm's natural gas distribution and transmission business under NorAm's name. As a result of the Merger, NorAm will become a wholly owned subsidiary of Houston.

              The closing of the Merger is subject to the satisfaction or waiver of various conditions precedent contained in the Merger Agreement, including the obtaining of all required governmental authorizations and consents.

              Consideration for the purchase of NorAm shares will be a combination of cash and shares of Houston common stock. The transaction is valued at $3.9 billion, consisting of $2.5 billion for NorAm's common stock and equivalents and $1.4 billion of NorAm debt. If the closing does not occur by May 11, 1997, the cash consideration (but not the stock consideration) will increase thereafter by two percent per quarter until the consummation of the Merger. The increase, if any, will be calculated pro rata on a daily basis for the period from May 11, 1997, until consummation. The Merger Agreement contains provisions generally designed to result in 50 percent of the outstanding shares of NorAm common stock being converted into stock consideration and 50 percent being converted into cash consideration.

              The Company intends to finance the cash portion of the Merger consideration (estimated to be approximately $1.25 billion) through bank borrowings under new bank credit facilities to be arranged by a newly formed subsidiary of Houston with a group of commercial banks. As of the date hereof, the term, structure and provisions of these facilities are being negotiated with potential lenders and have not been finalized.

              The Company and HL&P will account for the Merger as a purchase and, following consummation of the Merger, will include the results of operation of NorAm in Houston's consolidated statement of income.

              Unless otherwise stated, the information presented in the Financial Statements and Notes in this Form 10-K relates solely to the Company and HL&P without giving effect to the Merger.

(17)          SUBSEQUENT EVENTS

     (a) POLLUTION CONTROL BONDS. In January 1997, pollution control bonds aggregating $118 million were issued on behalf of HL&P by the Brazos River Authority (BRA) and the Matagorda County Navigation District Number One (MCND). Proceeds of $50 million from the BRA Series 1997 bonds, maturing 2018, were used to redeem, at 102% of the aggregate principal amount, the BRA Series 1986A pollution control revenue bonds issued in November 1986. Proceeds of $68 million from the MCND Series 1997 bonds, maturing 2028, were used to redeem, at 102% of the aggregate principal amount, the MCND Series 1986A pollution control revenue bonds issued in November 1986. The new bonds initially will bear interest at a floating rate. Bond tenders are permitted. Proceeds from the remarketing of tendered bonds are expected to be available to pay for tendered bonds. However, liquidity facilities aggregating approximately $120 million have been established with banks for the purchase of tendered bonds in the event such proceeds are not available. Facility fees are payable in connection with the liquidity facilities.

     (b) TRUST SECURITIES. In February 1997, two Delaware statutory business trusts established by HL&P issued (i) $100 million of capital securities having a distribution rate of 8.257% and maturing February 1, 2037 and (ii) $250 million of preferred securities having a distribution rate of 8.125% and maturing March 31, 2046. For financial reporting purposes, the trusts will be treated as subsidiaries of HL&P. The trusts sold securities to the public and used the proceeds to purchase subordinated debentures from HL&P having the same amounts, rates and maturity dates as the securities issued by the trusts. The subordinated debentures purchased by the trusts constitute substantially all the assets of the trusts. Proceeds from the sale of the debentures were used by HL&P for general corporate purposes, including the repayment of short-term debt and the redemption of three series of HL&P's outstanding cumulative preferred stock at the following redemption prices, plus accrued dividends:

                               Number of      Redemption Price
              Series            Shares           Per Share
              ------            ------           ---------
              $ 6.72            250,000          $  102.51
              $ 7.52            500,000          $  102.35
              $ 8.12            500,000          $  102.25

              Subject to certain limitations, HL&P has the option of deferring payment of interest on the subordinated debentures held by the trust. If and for so long as payments on HL&P's subordinated debentures have been deferred, or HL&P has defaulted on the indenture relating thereto, HL&P may not pay dividends on its capital stock.

                        HOUSTON LIGHTING & POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996


Except as modified below, the Notes to the Company's Consolidated Financial Statements are incorporated herein by reference insofar as they relate to HL&P:
(1) Summary of Significant Accounting Policies, (2) Jointly-Owned Nuclear Plant, (3) Rate Matters, (6) Preferred Stock of HL&P, (7) Long-Term Debt,
(9) Retirement Plans, (10) Income Taxes, (11) Commitments and Contingencies,
(12) Estimated Fair Value of Financial Instruments, (14) Railroad Settlement Payments, (16) NorAm Merger and (17) Subsequent Events.

(1)         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (g) EARNINGS PER COMMON SHARE. All issued and outstanding Class A voting common stock of HL&P is held by the Company and all issued and outstanding Class B non-voting common stock of HL&P is held by Houston Industries (Delaware) Incorporated, a wholly owned subsidiary of the Company. Accordingly, earnings per share are not computed.

    (h) STATEMENTS OF CASH FLOWS. At December 31, 1996, HL&P did not have any affiliate investments (considered to be cash equivalents). At December 31, 1995 and 1994, HL&P had affiliate investments of $75.5 million and $227.6 million, respectively.

(8)         SHORT-TERM FINANCING

            In 1996 and 1995, the interim financing requirements of HL&P were primarily met through the issuance of commercial paper. HL&P had bank credit facilities of $400 million at December 31, 1996 and 1995, which limited total short-term borrowings and provided for interest at rates generally less than the prime rate. A temporary $346 million increase in the amount of the facility was in effect during a portion of the first quarter of 1997. HL&P's weighted average short-term borrowing rates for commercial paper for the years ended December 31, 1996 and 1995 were 5.52% and 6.21%, respectively. HL&P had approximately $234.7 million of commercial paper outstanding at December 31, 1996 and no commercial paper outstanding at December 31, 1995. Facility fees are required on HL&P's bank credit facility.

(9)         RETIREMENT PLANS

    (a) PENSION. Net pension cost for HL&P includes the following components:


                                                                       December 31,
                                                           ----------------------------------
                                                             1996          1995        1994
                                                           --------     ---------    --------
                                                                  (Thousands of Dollars)
Service cost - benefits earned during the period ......    $ 23,583     $ 22,264     $ 21,335
Interest cost on projected benefit obligation .........      50,268       48,144       45,064
Actual (return) loss on plan assets ...................     (73,089)     (93,023)       4,737
Net amortization and deferrals ........................      16,677       48,696      (50,012)
                                                           --------     --------     --------
      Net pension cost ................................      17,439       26,081       21,124
SFAS No. 88 - curtailment expense .....................      12,871        5,645
                                                           --------     --------     --------
      Total pension cost ..............................    $ 30,310     $ 31,726     $ 21,124
                                                           ========     ========     ========

            The funded status of HL&P's retirement plan was as follows:

                                                       December 31,
                                                 -----------------------
                                                   1996          1995
                                                 ---------     ---------
                                                 (Thousands of Dollars)
Actuarial present value of:
    Vested benefit obligation ...................$ 528,608     $ 493,006
                                                 =========     =========

    Accumulated benefit obligation ..............$ 563,398     $ 528,467
                                                 =========     =========

Plan assets at fair value .......................$ 658,285     $ 581,194
Projected benefit obligation ....................  735,727       687,420
                                                 ---------     ---------
Assets less than projected benefit obligation ...  (77,442)     (106,226)
Unrecognized transitional asset .................  (11,348)      (13,252)
Unrecognized prior service cost .................   31,006        46,462
Unrecognized net loss ...........................   15,247        19,343
                                                 ---------     ---------
Accrued pension cost ............................$ (42,537)    $ (53,673)
                                                 =========     =========

     (c) POSTRETIREMENT BENEFITS. The net postretirement benefit cost for HL&P includes the following components:

                                                                    December 31,
                                                          ---------------------------------
                                                            1996       1995          1994
                                                          --------   --------      --------
                                                               (Thousands of Dollars)

Service cost - benefits earned during the period ....     $  7,922   $  8,779      $  8,904
Interest cost on projected benefit obligation .......       11,860     10,794         9,946
Actual return on plan assets ........................       (2,342)        --            --
Net amortization and deferrals ......................        5,766      5,893         7,757
                                                          --------   --------      --------
Net postretirement benefit cost .....................     $ 23,206   $ 25,466      $ 26,607
                                                          ========   ========      ========

            The funded status of HL&P's postretirement benefit costs was as follows:

                                                             December 31,
                                                             ------------
                                                           1996        1995
                                                           ----        ----
                                                        (Thousands of Dollars)
Accumulated benefit obligation:
    Retirees ......................................     $(105,638)   $(125,925)
    Fully eligible active plan participants .......       (13,468)     (10,532)
    Other active plan participants ................       (25,169)     (26,515)
                                                        ---------    ---------
        Total .....................................      (144,275)    (162,972)
Plan assets at fair market value ..................        38,493       18,310
                                                        ---------    ---------
Assets less than accumulated benefit obligation ...      (105,782)    (144,662)
Unrecognized transitional obligation ..............       171,909      181,567
Unrecognized net gain .............................      (100,880)     (75,451)
                                                        ---------    ---------
Accrued postretirement benefit cost ...............     $ (34,753)   $ (38,546)
                                                        =========    =========

 (10)       INCOME TAXES

            HL&P's current and deferred components of income tax expense are as follows:

                                                                 Year Ended December 31,
                                                      -----------------------------------------
                                                        1996           1995             1994
                                                      ---------       ---------       ---------
                                                               (Thousands of Dollars)

Current ............................................  $ 242,695       $ 188,104       $ 184,669
Deferred ...........................................     22,124          57,703          70,324
                                                      ---------       ---------       ---------
Federal income tax expense .........................    264,819         245,807         254,993
Federal income taxes charged to other income (a) ...    (32,410)           (851)           (836)
                                                      ---------       ---------       ---------
Income taxes before cumulative effect of change
       in accounting ...............................  $ 232,409       $ 244,956       $ 254,157
                                                      =========       =========       =========


            (a) The tax effect of litigation settlements of $33,250 is included for the year ended December 31, 1996.

            The following table sets forth the reconciliation of HL&P's statutory income tax rate to the effective income tax rate:

                                                                   Year Ended December 31,
                                                        -------------------------------------------
                                                           1996            1995             1994
                                                        ---------        ---------        ---------
                                                                   (Thousands of Dollars)
Income before income taxes, preferred dividends
  and cumulative effect of change in accounting ......  $ 661,827        $ 725,888        $ 749,121
Statutory rate .......................................         35%              35%              35%
                                                        ---------        ---------        ---------
Income taxes at statutory rate .......................    231,639          254,061          262,192
                                                        ---------        ---------        ---------
Net reduction in taxes resulting from:
  AFUDC - other included in income ...................      1,443            2,716            1,440
  Amortization of investment tax credit ..............     18,404           19,427           19,416
  Difference between book and tax depreciation for
    which deferred taxes have not been normalized ....    (22,638)         (15,211)         (15,455)
  Excess deferred taxes ..............................      4,331            4,384            3,537
  Other - net ........................................     (2,310)          (2,211)            (903)
                                                        ---------        ---------        ---------
     Total ...........................................       (770)           9,105            8,035
                                                        ---------        ---------        ---------
Income taxes before cumulative effect  of change
     in accounting ...................................  $ 232,409        $ 244,956        $ 254,157
                                                        =========        =========        =========

Effective rate .......................................       35.1%            33.7%            33.9%

            The following table sets forth HL&P's tax effects of temporary differences resulting in deferred tax assets and liabilities:

                                                                        December 31,
                                                                 --------------------------
                                                                   1996             1995
                                                                 ----------      ----------
                                                                   (Thousands of Dollars)
Deferred Tax Assets:
     IRS audit assessment ...................................    $   48,513      $   48,513
     Disallowed plant cost - net ............................        23,237          22,687
     Other ..................................................        49,628          59,558
                                                                 ----------      ----------
           Total deferred tax assets ........................       121,378         130,758
                                                                 ----------      ----------

Deferred Tax Liabilities:
     Depreciation ...........................................     1,450,434       1,391,277
     Regulatory assets - net ................................       362,310         228,587
     Deferred plant costs - net .............................       194,243         200,028
     Capitalized taxes, employee benefits and removal costs .       108,638         110,177
     Other ..................................................       130,320         148,177
                                                                 ----------      ----------
           Total deferred tax liabilities ...................     2,245,945       2,078,246
                                                                 ----------      ----------

     Accumulated deferred income taxes - net ................    $2,124,567      $1,947,488
                                                                 ==========      ==========

(12)        ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying amount and estimated fair value of HL&P's cash and short-term investments was $643 thousand for 1996 and $75.9 million for 1995.

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

                                                                      Income (Loss)
                                                       Operating     After Preferred
        Quarter Ended             Revenues              Income          Dividends
        -------------             --------              ------          ---------
                                                          (Thousands of Dollars)
          1995
          ----

March 31 .....................   $  746,166          $  104,566       $   33,909
June 30 ......................      978,225             217,419          141,873
September 30 .................    1,171,789             308,258          241,159
December 31 ..................      784,117             104,421           34,036

          1996
          ----

March 31 .....................   $  811,965          $  119,654       $  (10,187)
June 30 ......................    1,099,971             210,880          144,327
September 30 .................    1,230,298             304,400          239,989
December 31 ..................      882,793              97,394           32,726


(18)        PRINCIPAL AFFILIATE TRANSACTIONS

                                                                                Year Ended December 31,
Affiliated                                                           ---------------------------------------------
Company                                Description                      1996             1995              1994
---------                  -----------------------------------       -----------     ------------      --------
                                                                               (Thousands of Dollars)
 Houston                         Dividends                            $329,000      $454,000          $328,996
 Industries
 (Delaware)
 Incorporated

 Houston                         Service Fees (a)                      36,785        26,582             26,913
 Industries                      Money Fund Income (b)                  2,013        10,837              6,025
 Incorporated

 Houston                         Purchase of Corporate
 Industries                      Headquarters (c)                    $ 68,058      $ 94,915
 Building, Inc.
                                 Corporate Headquarters
                                 Operating Expenses (a)                 3,025           416

------------

(a)  Included in Operating Expenses.
(b)  Included in Other Income (Expense).
(c)  Included in Electric Plant in Service.

INDEPENDENT AUDITORS' REPORT

HOUSTON INDUSTRIES INCORPORATED:

         We have audited the accompanying consolidated balance sheets and the consolidated statements of capitalization of Houston Industries Incorporated and its subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated income, consolidated retained earnings and consolidated cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the Company's financial statement schedule listed in Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Notes 9(b) and 9(d), respectively, to the consolidated financial statements, the Company changed its method of accounting in 1994 for
(i) the Employee Stock Ownership Plan to conform with AICPA Statement of Position 93-6 and (ii) postemployment benefits to conform with Statement of Financial Accounting Standards No. 112.




DELOITTE & TOUCHE LLP

Houston, Texas
February 21, 1997

INDEPENDENT AUDITORS' REPORT

HOUSTON LIGHTING & POWER COMPANY:

         We have audited the accompanying balance sheets and the statements of capitalization of Houston Lighting & Power Company (HL&P) as of December 31, 1996 and 1995, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule of HL&P listed in Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of HL&P's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of HL&P at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 9(d) to the financial statements, HL&P changed its method of accounting for postemployment benefits to conform with Statement of Financial Accounting Standards No. 112 in 1994.




DELOITTE & TOUCHE LLP

Houston, Texas
February 21, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND HL&P.

         (a)      The Company

         The information called for by Item 10, to the extent not set forth under Item 1 "Business- Executive Officers of The Company", is or will be set forth in the definitive proxy statement relating to the Company's 1997 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

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

CHARLES R. CRISP, age 49, has been a director since 1996. Mr. Crisp is Senior Vice President of the Company, having served in that capacity since January 1997, and Executive Vice President and General Manager-Energy Production of HL&P, having served in that capacity since September 1996. Prior to joining HL&P, Mr. Crisp served as President, Chief Operating Officer and Director of Tejas Gas Corporation from November 1988 to September 1996. In January 1997, Mr. Crisp was appointed President and Chief Operating Officer of the HI Power Generation Division, a newly created division of the Company.

WILLIAM T. COTTLE, age 51, has been a director since 1996. Mr. Cottle is Executive Vice President and General Manager - Nuclear for HL&P, having served in that capacity since February 1996. From April 1993 through February 1996, he served as Group Vice President - Nuclear of HL&P. Prior to joining HL&P, Mr. Cottle served as Vice President, Operations, Grand Gulf Nuclear Station, Entergy Operations, Inc. from March 1987 through April 1993. In January 1997, Mr. Cottle was appointed Executive Vice President and General Manager of the Nuclear (STP) Division, a newly created division of the Company.

JACK D. GREENWADE, age 57, has been a director since 1996. Mr. Greenwade is Senior Vice President and Assistant to the President of HL&P, having served in that capacity since February 1996. From 1990 through February 1996, he served as Group Vice President - Operations of HL&P.

LEE W. HOGAN, age 52, has been a director since 1995. Mr. Hogan is Executive Vice President of the Company, having served in that capacity since January 1997. Previously, he served as Senior Vice President of the Company, having served in that capacity since February 1996 and as Vice President of the Company and as Chief Operating Officer of HI Energy, having served in those capacities since 1993. From 1990 to 1993 he served as Group Vice President - External Affairs for HL&P. In January 1997, Mr. Hogan was appointed President and Chief Executive Officer of the HI Retail Energy Group, a newly created division of the Company.

DON D. JORDAN, age 64, has been a director since 1974. Mr. Jordan is Chairman and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of HL&P. He also serves as an advisory director of Texas Commerce Bank National Association and a director of BJ Services Company, Inc.

HUGH RICE KELLY, age 54, has been a director since 1996. Mr. Kelly is Executive Vice President, General Counsel and Corporate Secretary of the Company and HL&P, having served in those capacities since

January 1997. He previously served as Senior Vice President, General Counsel and Corporate Secretary of HL&P from 1984 through 1997, as Senior Vice President, General Counsel and Corporate Secretary of the Company from 1994 through January 1997 and as Vice President, General Counsel and Corporate Secretary of the Company from 1984 through 1994.

R. STEVE LETBETTER, age 48, has been a director since 1995. Mr. Letbetter is President and Chief Operating Officer of the Company, having served in that capacity since January 1997 and President and Chief Operating Officer of HL&P, having served in that capacity since 1993. He has served in various positions as an officer of HL&P since 1978 and also served as a Senior Vice President of the Company from 1993 to January 1997.

DAVID M. MCCLANAHAN, age 47, has been a director since 1996. He is Executive Vice President and General Manager - Energy Delivery and Customer Service of HL&P, having served in that capacity since February 1996. He has previously served as Group Vice President - Finance and Regulatory Relations of HL&P from 1993 through February 1996 and as Senior Vice President and Chief Financial Officer of KBLCOM from 1991 through 1993. In January 1997, Mr. McClanahan was appointed President and Chief Operating Officer of the Houston Lighting & Power Division, a newly created division of the Company.

STEPHEN W. NAEVE, age 49, has been a director since 1996. He is Executive Vice President and Chief Financial Officer of the Company, having served in that capacity since January 1997. He previously served as Senior Vice President and Chief Financial Officer of the Company from February 1996 through January 1997, Vice President, Strategic Planning and Administration of the Company from 1993 through February 1996 and as Vice President, Corporate Planning and Treasurer of HL&P from 1990 through 1993.

STEPHEN C. SCHAEFFER, age 49, has been a director since 1996. He is Executive Vice President Shared Services and Finance and Regulatory Affairs of HL&P, having served in that capacity since February 1996. He previously served as Senior Vice President - Analysis and Finance and Treasurer of HI Energy from June 1994 through February 1996, Senior Vice President - Planning and Operations and Treasurer of HI Energy from June 1993 through June 1994, Group Vice President - Administration and Support of HL&P from 1992 through 1993 and Vice President - Regulatory Relations of HL&P from 1989 through 1992. In January 1997, Mr. Schaeffer was appointed Executive Vice President-Retail Energy Regulation of the HI Retail Energy Group, a newly created division of the Company.


ROBERT L. WALDROP, age 49, has been a director since 1996. He is Senior Vice President Communications of the Company, having served in that capacity since January 1997 and Senior Vice President - External Affairs of HL&P, having served in that capacity since May 1996. He previously served as Senior Vice President -- Marketing and Customer Service of HL&P from February to May 1996, Group Vice President - External Affairs of HL&P from 1993 through February 1996, Vice President - Public and Customer Relations of HL&P from 1992 to 1993 and Vice President - Public Affairs of HL&P from 1990 to 1992.

ITEM 11.          EXECUTIVE COMPENSATION.

         (a)      The Company

         The information called for by Item 11 with respect to the Company is or will be set forth in the definitive proxy statement relating to the Company's 1997 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 (excluding any information required by paragraphs (i), (k) and (l) of Item 402 of Regulation S-K) are incorporated herein by reference pursuant to Instruction G to Form 10-K.

         (b)      HL&P

SUMMARY COMPENSATION TABLE. The following table shows, for the years ended December 31, 1994, 1995 and 1996, the annual, long-term and certain other compensation paid by the Company and its subsidiaries to the chief executive officer and the other four most highly compensated executive officers of HL&P that served as executive officers during 1996 (Named Officers).


                          SUMMARY COMPENSATION TABLE


                                                                                                 Long-Term
                                                                                               Compensation
                                                                                               ------------
                                                                                            Awards      Payouts
                                                                 Annual Compensation        ------      -------
                                                                 -------------------       Securities
          Name and                                                        Other Annual     Underlying   LTIP          All Other
     Principal Position               Year      Salary(1)     Bonus(1)    Compensation     Options(#)  Payouts(2)  Compensation(3)
     ------------------               ----      ---------     --------    ------------     ----------  ----------  ---------------

 Don D. Jordan                        1996    $  962,292    $1,050,000    $   13,300        27,985    $  767,440    $  819,105
     Chairman and                     1995       884,500       907,226         3,969        36,316       407,437       734,023
     Chief Executive Officer          1994       859,500       734,873       114,648        27,726       550,567       717,261
     of the Company and HL&P

 R. Steve Letbetter                   1996       416,000       330,750           228         7,815       138,831        45,151
     President and Chief              1995       363,500       285,750           190         9,746        84,201        47,242
     Operating Officer of             1994       321,000       246,525        31,133         6,366       117,607        43,818
     the Company and HL&P

 Hugh Rice Kelly                      1996       344,833       209,400           705         5,563       176,311        37,495
     Executive Vice President,        1995       334,000       195,773           637         7,414       100,925        44,245
     General Counsel and              1994       323,500       190,820        42,147         5,470       145,107        50,546
     Corporate Secretary
     of the Company and
     of HL&P

 William T. Cottle                    1996       269,000       164,400           450         4,299       121,217        18,547
     Executive Vice                   1995       254,500       157,200           401         5,566             0        16,711
     President and General            1994       241,000       129,675           337         4,044             0        13,126
     Manager - Nuclear of HL&P

 David M. McClanahan                  1996       263,017       143,518           361         4,153        67,221        26,297
     Executive Vice                   1995       238,100       151,860           317         5,028        35,806        23,162
     President and General            1994       208,100       129,398        12,195         3,322        41,512        23,376
     Manager - Energy
     Delivery and Customer
     Services of HL&P

----------

(1) The amounts shown include salary and bonus earned as well as earned but deferred by the Named Officers.

(2) The amounts shown for 1996 represent the dollar value of shares of the Company's Common Stock paid out in 1996 under the Company's 1989 long-term incentive compensation plan (LICP) based on the achievement of certain performance goals for the 1993-1995 performance cycle, plus dividend equivalent accruals during the performance period.

(3) The amounts shown for 1996 include (i) Company contributions to the Company's savings plan and accruals under its savings restoration plan on behalf of the Named Officers, as follows: Mr. Jordan, $19,416; Mr. Letbetter, $29,474; Mr. Kelly, $14,289; Mr. Cottle, $17,900; and Mr.
       McClanahan, $15,830; (ii) the term portion of the premiums paid by the Company under split-dollar life insurance policies purchased in 1994 in connection with the Company's executive life insurance plan, as follows:
       Mr. Jordan, $19,100; Mr. Letbetter, $327; Mr. Kelly, $1,012; Mr. Cottle, $647; and Mr. McClanahan, $519; and (iii) the portion of accrued interest on amounts of compensation deferred under the Company's deferred compensation plan and executive incentive compensation plan that exceeds 120 percent of the applicable federal long-term rate provided under Section 1274(d) of the Internal Revenue Code, as follows:
       Mr. Jordan, $780,589; Mr. Letbetter, $15,350; Mr. Kelly, $22,194; Mr.
       Cottle, none; and Mr. McClanahan, $9,948.

STOCK OPTION GRANTS. The following table contains information concerning grants of stock options during 1996 under the Company's 1994 LICP to the Named Officers.

                             OPTION GRANTS IN 1996

                                                                                                    Grant
                                                                                                    Date
                                                       Individual Grants                            Value
                                     --------------------------------------------------------      --------
                                                       % of Total
                                       Number of         Options
                                      Securities       Granted to      Exercise                      Grant
                                      Underlying        Employees       or Base                      Date
                                        Options         in Fiscal      Price Per   Expiration       Present
Name                                 Granted(#)(1)         Year          Share        Date         Value(2)
----                                 -------------         ----          -----        ----         --------

Don D. Jordan...................         27,985          27.49%        $24.375      01/01/06        $67,724
R. Steve Letbetter..............          7,815           7.68%         24.375      01/01/06         18,912
Hugh Rice Kelly.................          5,563           5.46%         24.375      01/01/06         13,462
William T. Cottle...............          4,299           4.22%         24.375      01/01/06         10,404
David M. McClanahan.............          4,153           4.08%         24.375      01/01/06         10,050

-------------------

(1) The nonstatutory options for shares of the Company's Common Stock included in the table were granted on January 2, 1996, have a ten-year term and generally become exercisable annually in one-third increments commencing one year after date of grant, so long as employment with the Company or its subsidiaries continues. A change in control of the Company would result in all options becoming immediately exercisable. For the purposes of the LICP, a "change in control" generally is deemed to have occurred if (i) any person or group becomes the direct or indirect beneficial owner of 30 percent or more of the Company's outstanding voting securities; (ii) the majority of the Board changes as a result of, or in connection with, certain transactions; (iii) as a result of the Company merging or consolidating with another corporation, less than 70 percent of the surviving corporation's outstanding voting securities is owned by the former shareholders of the Company (excluding any party to such a transaction or any affiliates of any such party);
       (iv) a tender offer or exchange offer is made and consummated for the ownership of 30 percent or more of the Company's outstanding voting securities; or (v) the Company transfers all or substantially all of its assets to another corporation that is not wholly-owned by the Company.

(2) The values are based on the Black-Scholes option pricing model adjusted for the payment of dividends. The calculations were based on the following assumptions: volatility of 15.713 percent (based on daily closing prices of the Company's Common Stock for the one-year period prior to grant date); risk-free interest rate of 5.65 percent (interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term); option price of $24.375 (fair market value of the underlying stock on the date of grant); current dividend rate of $1.50 per share per year; and option term equal to the full ten-year period until the stated expiration date. No reduction has been made in the valuations on account of non-transferability of the options or vesting or forfeiture provisions. Valuations would change if different assumptions were made. Option values are dependent on general market conditions and the performance of the Company's Common Stock. There can be no assurance that the values in this table will be realized.

STOCK OPTION VALUES. The following table sets forth information on the unexercised options to purchase Common Stock held by each of the Named Officers as of December 31, 1996. No options were exercised by the Named Officers during 1996.

                          1996 YEAR-END OPTION VALUES

                                               Number of Securities
                                                   Underlying                   Value of Unexercised
                                               Unexercised Options             In-the-Money Options at
                                               at December 31, 1996             December 31, 1996 (1)
                                          ----------------------------         ------------------------
                                                 Exercisable/                       Exercisable/
Name                                             Unexercisable                      Unexercisable
----                                      ----------------------------         ------------------------

Don D. Jordan.......................         82,900    /    61,437             $77,289    /   $114,998
R. Steve Letbetter..................         16,070    /    16,435              18,670    /     30,866
Hugh Rice Kelly.....................         16,694    /    12,329              15,743    /     23,475
William T. Cottle...................          4,552    /     9,357               8,816    /     17,623
David M. McClanahan.................          8,038    /     8,613               9,565    /     15,922


-------------------

(1) Based on the average of the high and low sales prices of the Company's Common Stock on the New York Stock Exchange Composite Tape, as reported in The Wall Street Journal for December 31, 1996.

LONG-TERM INCENTIVE COMPENSATION. The following table sets forth, for each of the Named Officers, information concerning awards made during 1996 for the 1996-1998 performance cycle under the Company's 1994 LICP. The amounts shown represent potential payouts of awards of shares of Common Stock based on the achievement of performance goals over a three year performance cycle. The performance goals include a Company consolidated goal and subsidiary or business unit goals, weighted 25 percent on consolidated performance and 75 percent on subsidiary or business unit performance. The Company consolidated goal is achieving a certain level of total shareholder return in relation to a group of other companies. The subsidiary or business unit goals are achieving certain cash flow performance in relation to a group of other companies and improving competitive position through a combination of cost reduction and revenue growth. An additional goal applicable to Messrs. Jordan and Kelly is based on the success of HI Energy in closing certain transactions and its achievement of specified internal rates of return. If a change in control of the Company occurs before the end of a performance cycle, the payout of awards for performance shares will occur without regard to achievement of the performance goals. See
Note 1 to the Option Grants in 1996 table for information regarding the definition of a change in control under the LICP.

                   LONG-TERM INCENTIVE PLAN AWARDS IN 1996

                                                                           ESTIMATED FUTURE PAYOUTS UNDER
                                                   Performance              NON-STOCK PRICE-BASED PLANS(1)
                                                    or Other                ------------------------------
                                                  Period Until       Threshold        Target           Maximum
                                     Number       Maturation or       Number          Number           Number
Name                                of Shares        Payout          of Shares       of Shares        of Shares
----                                ---------        ------          ---------       ---------        ---------

Don D. Jordan....................    27,359          12/31/98         13,680            27,359          41,039
R. Steve Letbetter...............     8,187          12/31/98          4,094             8,187          12,281
Hugh Rice Kelly..................     5,827          12/31/98          2,914             5,827           8,741
William T. Cottle................     4,504          12/31/98          2,252             4,504           6,756
David M. McClanahan..............     4,351          12/31/98          2,176             4,351           6,527


-------------------

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

                              PENSION PLAN TABLE


Final Average
   Annual                  Estimated Annual Pension Based on Years of Service  (1)
Compensation           ------------------------------------------------------------                  Greater than
 At Age 65               15                  20                   25                 30             or equal to 35
 ---------            --------            --------             --------          ----------         ---------------
$  300,000            $ 85,480            $113,973             $142,467          $  170,960           $  199,453
   400,000             114,580             152,773              190,967             229,160              267,353
   500,000             143,680             191,573              239,467             287,360              335,253
   600,000             172,780             230,373              287,967             345,560              403,153
   700,000             201,880             269,173              336,467             403,760              471,053
   800,000             230,980             307,973              384,967             461,960              538,953
   900,000             260,080             346,773              433,467             520,160              606,853
 1,000,000             289,180             385,573              481,967             578,360              674,753
 1,200,000             347,380             463,173              578,967             694,760              810,553
 1,400,000             405,580             540,773              675,967             811,160              946,353
 1,600,000             463,780             618,373              772,967             927,560            1,082,153
 1,800,000             521,980             695,973              869,967           1,043,960            1,217,953
 2,000,000             580,180             773,573              966,967           1,160,360            1,353,753

-------------------

(1)      The qualified pension plan limits compensation in accordance with
         Section 401(a)(17) of the Internal Revenue Code and also limits benefits in accordance with Section 415 of the Internal Revenue Code. Pension benefits based on compensation above the qualified plan limit or in excess of the limit on annual benefits are provided through the benefit restoration plan.

         For the purpose of the pension table above, final average annual compensation means the average of covered compensation for 36 consecutive months out of the 120 consecutive months immediately preceding retirement in which the participant's covered compensation was the highest. Covered compensation includes only the amounts shown in the "Salary" and "Bonus" columns of the Summary Compensation Table. At December 31, 1996, the credited years of service for the following persons are: 35 years for Mr. Jordan; 23 years for Mr. Letbetter; 22 years for Mr. Kelly, 10 of which result from a supplemental agreement; 4 years for Mr. Cottle; and 22 years for Mr. McClanahan.

         The Company maintains an executive benefits plan that provides certain salary continuation, disability and death benefits to key officers of the Company and certain of its subsidiaries, including

HL&P. The Named Officers participate in this plan pursuant to individual agreements that generally provide for (i) a salary continuation benefit of 100 percent of the officer's current salary for twelve months after death during active employment and then 50 percent of salary for nine years or until the deceased officer would have attained age 65, if later, and (ii) if the officer retires after attainment of age 65, an annual post-retirement death benefit of 50 percent of the officer's preretirement annual salary payable for six years. This benefit plan is no longer being offered to new officers.

         The Company has an executive life insurance plan providing split-dollar life insurance in the form of a death benefit for certain officers of the Company and its subsidiaries. The death benefit coverage varies but in each case is based on coverage (either single life or second to die) that is available for the same amount of premium that could purchase coverage equal to four times current salary for Mr. Letbetter; two times current salary for Messrs. Kelly, Cottle and McClanahan;and thirty million dollars for Mr. Jordan. The plan also provides that the Company may make payments to the covered individuals to compensate for tax consequences of imputed income that they must recognize for federal income tax purposes based on the term portion of the annual premiums. If a covered executive retires at age 65 or at an earlier age under circumstances approved by the Board of Directors, rights under the plan vest so that coverage is continued based on the same death benefit in effect at the time of retirement. Upon death, the Company will receive the balance of the insurance proceeds payable in excess of the specified death benefit which is expected to be at least sufficient to cover the Company's cumulative outlays to pay premiums and the after-tax cost to the Company of the tax reimbursement payments. There is no arrangement or understanding under which any covered individuals will receive or be allocated any interest in any cash surrender value under the policy.

          The Company and its subsidiaries HL&P and HI Energy have entered into a trust agreement with an independent trustee establishing a "rabbi trust" for the purpose of funding benefits payable to participants (which include each of the Named Officers) under the Company's deferred compensation plans, executive incentive compensation plans, benefits restoration plan and savings restoration plan (Designated Plans). The trust is a grantor trust, irrevocable except in the event of an unfavorable ruling by the Internal Revenue Service as to the tax status of the trust or certain changes in tax law. It is currently funded with a nominal amount of cash. The Company, HL&P and HI Energy are required to make future contributions to the grantor trust when required by the provisions of the Designated Plans or when required by the Company's benefits committee. The benefits committee consists of officers of the Company designated by the board of directors and has general responsibility for funding decisions and selection of investment managers for the Company's retirement plan and other administrative matters in connection with other employee benefit plans of the Company. If there is a change in control (defined in a manner generally the same as the comparable definition in the Company's long-term incentive compensation plan), the Company, HL&P and HI Energy are required to fully fund the grantor trust, within 15 days following the change in control, with an amount equal to the entire benefit which each participant would be entitled under the Designated Plans as of the date of the change in control (calculated on the basis of the present value of the projected future benefits payable under the Designated Plans). The assets of the grantor trust are required to be held separate and apart from the other funds of the Company and its subsidiaries, but remain subject to claims of general creditors under applicable state and federal law.

         In February 1997, the Company entered into an amended and restated employment agreement (Agreement) with Mr. Jordan extending his employment for two years beyond his normal retirement date (June 1, 1997). The restated agreement replaces an original agreement entered in 1994 which provided for benefits in the event of termination of employment following a change of control and for extension of Mr. Jordan's employment until he reaches age 67 if he remained employed by the Company at age 65. The agreement, as restated, provides for the employment of Mr. Jordan at his present position with the Company during the two and one-half year period commencing January 8, 1997 and ending June 1, 1999 (Employment Period). During the Employment Period, Mr. Jordan will receive benefits including (i) base salary in an amount not less than his salary in effect on January 8, 1997,
(ii) annual bonus awards based on amounts payable under the Company's executive incentive compensation plan (EICP) and LICP, and (iii) participation in other employee benefit plans and programs on generally the same basis as other peer executives, except that Mr. Jordan will not receive any LICP Award for performance cycles commencing in 1998 and 1999 but will instead receive an award of 300,000 restricted shares of Common Stock. The award of restricted shares of Common Stock is implemented through bookkeeping entry until applicable vesting conditions are satisfied, at which time shares of Common Stock will be delivered out of shares held in the Company's treasury, together with accumulated dividends.

         Mr. Jordan's right to 150,000 of the restricted shares of Common Stock (Vested Shares) shall vest on June 1, 1999 if he has remained in the continuous employment of the Company during the Employment Period. If, during the Employment Period, the Company terminates Mr. Jordan's employment for Cause (as defined in the Agreement) or he voluntarily terminates employment without Good Reason (as defined in the Agreement), Mr. Jordan will forfeit all rights to the Vested Shares as of the date of termination. If, during the Employment Period, the Company terminates Mr. Jordan's employment without Cause, he terminates employment for Good Reason, or Mr. Jordan's employment terminates by reason of death, Disability (as defined in the Agreement) or retirement with consent of the Company, his right to the Vested Shares will vest as of the date of termination.

         Mr. Jordan's right to an additional 150,000 restricted shares of Common Stock (Performance Shares) is generally subject to vesting provisions based on achievement of certain performance goals (the same performance goals that are applicable to Mr. Jordan's restricted stock award under the LICP for the 1997 performance cycle); provided that (1) if, during the Employment
Period, the Company terminates Mr. Jordan's employment without Cause or he terminates employment for Good Reason, Mr. Jordan's right to the Performance Shares will vest as of the date of termination, (2) if, during the Employment Period, the Company terminates Mr. Jordan's employment for Cause or he voluntarily terminates employment without Good Reason, Mr. Jordan will forfeit all right to the Performance Shares as of the date of termination, and (3) if, prior to the end of the Employment Period and during calendar year 1997, Mr. Jordan terminates employment by reason of death, Disability or retirement with the consent of the Company, he will forfeit all right to the Performance Shares as of the date of termination. If Mr. Jordan terminates employment prior to the end of the Employment Period and during calendar year 1998 or 1999, he will have a vested right to a portion of the Performance Shares, based on the Compensation Committee's determination of the extent to which the performance goals for the 1997 LICP performance cycle are, based on information then available, expected to be achieved and prorated based on time elapsed in the performance cycle.
Upon Mr. Jordan's completion of the Employment Period without termination of employment, he will have a vested right to all or a portion of the Performance Shares, based on the Compensation Committee's determination of the extent to which the performance goals for the 1997 LICP performance cycle are, based on information then available, expected to be achieved.

         The restated agreement provides that Mr. Jordan has the right to receive payments of salary and bonus previously deferred under the Company's deferred compensation plan in fifteen annual installments and that the Company may not exercise any right it otherwise has to make payment in a lump sum. In addition, the agreement provides for an extension of the commencement date of the deferred payments under the deferred compensation plan from June 1, 1999 until June 1, 2000 in consideration of Mr. Jordan's agreement to make himself available for up to 40 hours per month as a consultant from June 2, 1999, until June 1, 2000.

         Upon the Company's termination of Mr. Jordan without Cause or his termination of employment for Good Reason following a Change of Control (as defined below), the Company will pay Mr. Jordan a cash payment equal to 2.99 times Mr. Jordan's base amount (generally, his average taxable compensation received from the Company for the five calendar years prior to the Change of Control) under Internal Revenue Code (Code) Section 280G, in addition to fulfillment of certain other obligations generally applicable upon termination of employment, and any unvested portion of the 300,000 restricted shares of Common Stock will vest. To the extent that payments made to Mr. Jordan upon a Change of Control would result in the application of an excise tax (and related loss of deduction to the Company) under the Code, such payments will be reduced as necessary to avoid this result. In the event that an overpayment is made, such payment will be recharacterized as a loan that Mr. Jordan is obligated to repay with interest in order to avoid the excise tax and lost deduction. Generally, a Change of Control will be deemed to occur under the Agreement if
(i) an individual, entity or group acquires beneficial ownership of 30 percent or more of the Company's Common Stock, (ii) the individuals constituting the Board of Directors of the Company on January 1, 1997, including their designated successors (Incumbent Board) cease to constitute a majority of the Board or
(iii) a merger or other business combination to which the Company is a party is consummated unless (1) the Company's stockholders prior to the business combination own more than 70 percent of the resulting parent entity, (2) there is not a 30 percent stockholder of the resulting parent entity except to the extent such ownership existed prior to the business combination and (3) a majority of the board of the resulting parent entity after the transaction were members of the Incumbent Board at the time of the initial agreement or board action providing for the business combination.

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

COMPENSATION OF DIRECTORS. The directors of HL&P do not receive any separate compensation for their service on the HL&P board of directors.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       (a)   The Company

       The information called for by Item 12 with respect to the Company is or will be set forth in the definitive proxy statement relating to the Company's 1997 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

       (b)   HL&P

       As of the date of this Report, the Company owned all 1,000 authorized, issued and outstanding shares of HL&P's Class A voting common stock, without par value.

       The following table sets forth information as of March 1, 1997, with respect to the beneficial ownership of shares of the Company's Common Stock by each current director, the Named Officers and, as a group, by such persons and other executive officers of HL&P. No person or member of the group listed owns any equity securities of HL&P or any other subsidiary of the Company. Unless otherwise indicated, each person or member of the group listed has sole voting and sole investment power with respect to the shares of Common Stock listed. No ownership shown in the table represents 1 percent or more of the outstanding shares of Common Stock.


        Name                                  Shares of Common Stock Beneficially Owned
        ----                                  -----------------------------------------


 William T. Cottle ...........................         19,445(1)(2)
 Charles Crisp ...............................              0
 Jack Greenwade ..............................         52,906(1)(2)(3)
 Lee W. Hogan ................................         31,719(1)(2)(3)
 Don D. Jordan ...............................        279,905(1)(2)(4)
 Hugh Rice Kelly .............................         73,992(1)(2)(3)
 R. Steve Letbetter ..........................         66,911(1)(2)(3)
 David M. McClanahan .........................         32,696(1)(2)(3)
 Stephen W. Naeve ............................         32,658(1)(2)
 Stephen C. Schaeffer ........................         39,855(1)(2)
 Robert L. Waldrop ...........................         25,998(1)(2)(5)

 All of the above and other executive officers
      as a group (12 persons) ................        668,912(1)(2)(3)

--------------
(1) Includes shares held under the Company's savings plan, as to which the participant has sole voting power (subject to such power being exercised by the plan's trustee in the same proportion as directed shares in the savings plan are voted in the event the participant does not exercise voting power). The shares held under the plan are reported as of December 31, 1996.

(2) The ownership shown in the table includes shares which may be acquired within 60 days on exercise of outstanding stock options granted under the Company's long-term incentive compensation plan by each of the Named Officers and the group, as follows: Mr. Cottle - 9,187 shares; Mr. Jordan - 113,574 shares; Mr. Kelly - 22,842 shares; Mr. Letbetter
         - 24,047 shares; Mr. McClanahan - 12,206 shares; and the group -234,106 shares.

(3) Includes shares held under the Company's Investor's Choice dividend reinvestment and stock purchase plan as of December 31, 1996.

(4) Voting power and investment power with respect to 1,152 of the shares listed are shared with Mr. Jordan's spouse.

(5) Mr. Waldrop disclaims beneficial ownership of 126 of the shares listed, which are owned by his wife.

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

       (b)   HL&P

       As of March 16, 1997 Mr. Crisp, one of HL&P's directors, was indebted to HL&P in the amount of $300,000. The indebtedness arose from a cash payment to Mr. Crisp in 1996 in connection with his acceptance of employment with HL&P. The terms of the loan provide that it does not bear interest and that one-half of the principal will be forgiven six months after Mr. Crisp's initial employment date of September 23, 1996 and the balance twelve months after such date, except in the event of his voluntary termination of employment.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  FINANCIAL STATEMENTS.

                                                                            PAGE
                                                                            ----
Statements of Consolidated Income for the Three Years Ended
     December 31, 1996....................................................   41
Statements of Consolidated Retained Earnings for the Three Years
     Ended December 31, 1996..............................................   43
Consolidated Balance Sheets at December 31, 1996 and 1995.................   44
Consolidated Statements of Capitalization at December 31, 1996 and 1995...   46
Statements of Consolidated Cash Flows for the Three Years
     Ended December 31, 1996..............................................   48
HL&P Statements of Income for the Three Years Ended December 31, 1996.....   50
HL&P Statements of Retained Earnings for the Three Years
     Ended December 31, 1996..............................................   51
HL&P Balance Sheets at December 31, 1996 and 1995.........................   52
HL&P Statements of Capitalization at December 31, 1996 and 1995...........   54
HL&P Statements of Cash Flows for the Three Years
     Ended December 31, 1996..............................................   56
Notes to Consolidated Financial Statements................................   57
Notes to HL&P's Financial Statements......................................   79
Independent Auditors' Report - The Company................................   84
Independent Auditors' Report - HL&P.......................................   85

(a)(2)  FINANCIAL STATEMENT SCHEDULES FOR THE THREE YEARS ENDED DECEMBER 31, 1996.

THE COMPANY:
II -- Reserves............................................................  101

HL&P:
II -- Reserves............................................................  102

The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

I, III, IV and V.
(a)(3)   EXHIBITS.........................................................  105

See Index of Exhibits on page 105, which also includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

(b)  REPORTS ON FORM 8-K.
Form 8-K of the Company and HL&P dated August 11, 1996.
Form 8-K of HL&P dated February 4, 1997.
Form 8-K of the Company and HL&P dated February 5, 1997.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                             SCHEDULE II - RESERVES

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                             (THOUSANDS OF DOLLARS)


========================================================================================================================
            Col. A                                 Col. B                Col. C                Col. D        Col. E
------------------------------------------------------------------------------------------------------------------------

                                                                        Additions
                                                                ------------------------
                                                 Balance at     Charged        Charged      Deductions      Balance at
                                                 Beginning         to          to Other       from             End
          Description                            of Period       Income        Accounts     Reserves        of Period
------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1996:
    Accumulated provisions deducted
       from related assets on
       balance sheet:
          Uncollectible advances ............    $  27,412     $   5,015     $     732                    $  33,159
    Reserves other than those
       deducted from assets on
       balance sheet:
          Property insurance ................       (2,117)        2,187                                         70
          Injuries and damages ..............        1,523         3,156                     $   3,551        1,128
          Non-regulated project contingencies                      2,929          (633)                       2,296

Year Ended December 31, 1995:
    Accumulated provisions deducted from
       related assets on balance sheet:
          Uncollectible advances ............                  $  27,412                                  $  27,412
          Net assets of discontinued
              cable television operations ...    $ 282,958                                   $ 282,958
    Reserves other than those
       deducted from assets on
       balance sheet:
          Property insurance ................       (3,468)        2,187                           836       (2,117)
          Injuries and damages ..............        2,241         2,327                         3,045        1,523

Year Ended December 31, 1994:
    Accumulated provisions deducted
       from related assets on balance
       sheet:
          Net assets of discontinued
              cable television operations ...    $ 243,400     $  44,319     $   1,799       $   6,560    $ 282,958
    Reserves other than those
       deducted from assets on
       balance sheet:
          Property insurance ................       (2,891)        2,187                         2,764       (3,468)
          Injuries and damages ..............        2,891         3,099                         3,749        2,241

---------------

Notes:

 (A) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.
 (B) The uncollectible advances reflect the combined amounts lent by HI Energy on a subordinated basis to the Ford Heights and Fulton Projects as of December 31, 1996. If the two projects no longer receive or qualify to receive the operating subsidy provided by the Illinois Retail Rate Law, the projects would be unable to repay such amounts.

                        HOUSTON LIGHTING & POWER COMPANY
                             SCHEDULE II - RESERVES

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                             (THOUSANDS OF DOLLARS)

========================================================================================================================
            Col. A                                 Col. B                Col. C                Col. D        Col. E
------------------------------------------------------------------------------------------------------------------------

                                                                        Additions
                                                                ------------------------
                                                 Balance at     Charged        Charged      Deductions      Balance at
                                                 Beginning         to          to Other       from             End
          Description                            of Period       Income        Accounts     Reserves        of Period
------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1996:
    Reserves other than those
       deducted from assets on
       balance sheet:
          Property insurance .................  $ (2,117)       $ 2,187                                     $    70
          Injuries and damages ...............     1,523          3,156                      $ 3,551          1,128

Year Ended December 31, 1995:
    Reserves other than those
       deducted from assets on
       balance sheet:
          Property insurance .................  $ (3,468)       $ 2,187                      $   836        $(2,117)
          Injuries and damages ...............     2,241          2,327                        3,045          1,523

Year Ended December 31, 1994:
    Reserves other than those
       deducted from assets on
       balance sheet:
          Property insurance .................  $ (2,891)       $ 2,187                      $ 2,764        $(3,468)
          Injuries and damages ...............     2,891          3,099                        3,749          2,241


---------------

Notes:

 (A) Deductions from reserves represent losses or expenses for which the respective reserves were created.
 (B) HL&P has no reserves for uncollectible accounts due to sales of accounts receivable.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON AND STATE OF TEXAS, ON THE 20TH DAY OF MARCH, 1997.

                                   HOUSTON INDUSTRIES INCORPORATED (Registrant)


                                   By       DON D. JORDAN
                                      -------------------------------
                                     (Don D. Jordan, Chairman and
                                      Chief Executive Officer)

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 20, 1997.

           SIGNATURE                                     TITLE
           ---------                                     -----

         DON D. JORDAN                          Chairman and Chief Executive
-------------------------------                     Officer and Director
        (Don D. Jordan)                        (Principal Executive Officer)



        STEPHEN W. NAEVE                          Executive Vice President
-------------------------------                 and Chief Financial Officer
       (Stephen W. Naeve)                      (Principal Financial Officer)


      MARY P. RICCIARDELLO                     Vice President and Comptroller
-------------------------------                (Principal Accounting Officer)
     (Mary P. Ricciardello)


         JAMES A. BAKER
-------------------------------                           Director
        (James A. Baker)


      RICHARD E. BALZHISER
-------------------------------                           Director
     (Richard E. Balzhiser)


         MILTON CARROLL
-------------------------------                           Director
        (Milton Carroll)


         JOHN T. CATER
-------------------------------                           Director
        (John T. Cater)


      ROBERT J. CRUIKSHANK
-------------------------------                           Director
     (Robert J. Cruikshank)


        LINNET F. DEILY
-------------------------------                           Director
       (Linnet F. Deily)


          LEE W. HOGAN
-------------------------------                           Director
         (Lee W. Hogan)


        HOWARD W. HORNE
-------------------------------                           Director
       (Howard W. Horne)


       R. STEVE LETBETTER
-------------------------------                           Director
      (R. Steve Letbetter)


      ALEXANDER F. SCHILT
-------------------------------                           Director
     (Alexander F. Schilt)


        JACK T. TROTTER
-------------------------------                           Director
       (Jack T. Trotter)


         BERTRAM WOLFE
-------------------------------
        (Bertram Wolfe)                                   Director

                                  SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON AND STATE OF TEXAS, ON THE 20TH DAY OF MARCH, 1997. THE SIGNATURE OF HOUSTON LIGHTING & POWER COMPANY SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO SUCH COMPANY AND ANY SUBSIDIARIES THEREOF.

                                   HOUSTON INDUSTRIES INCORPORATED (Registrant)


                                   By       DON D. JORDAN
                                      -------------------------------
                                     (Don D. Jordan, Chairman and
                                      Chief Executive Officer)


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 20, 1997. THE SIGNATURE OF EACH OF THE UNDERSIGNED SHALL BE DEEMED TO RELATE ONLY TO MATTERS HAVING REFERENCE TO HOUSTON LIGHTING & POWER COMPANY AND ANY SUBSIDIARIES THEREOF.

           SIGNATURE                                     TITLE
           ---------                                     -----




         DON D. JORDAN                         Chairman and Chief Executive
-------------------------------                    Officer and Director
        (Don D. Jordan)                      (Principal Executive Officer and
                                               Principal Financial Officer)


      MARY P. RICCIARDELLO                    Vice President and Comptroller
-------------------------------               (Principal Accounting Officer)
     (Mary P. Ricciardello)



        CHARLES R. CRISP
-------------------------------                          Director
       (Charles R. Crisp)



       WILLIAM T. COTTLE
-------------------------------                          Director
      (William T. Cottle)



       JACK D. GREENWADE
-------------------------------                          Director
      (Jack D. Greenwade)



          LEE W. HOGAN
-------------------------------                          Director
         (Lee W. Hogan)



        HUGH RICE KELLY
-------------------------------                          Director
       (Hugh Rice Kelly)



       R. STEVE LETBETTER
-------------------------------                          Director
      (R. Steve Letbetter)



      DAVID M. MCCLANAHAN
-------------------------------                          Director
     (David M. McClanahan)



        STEPHEN W. NAEVE
-------------------------------                          Director
       (Stephen W. Naeve)



      STEPHEN C. SCHAEFFER
-------------------------------                          Director
     (Stephen C. Schaeffer)



       ROBERT L. WALDROP
-------------------------------                          Director
      (Robert L. Waldrop)

                        HOUSTON INDUSTRIES INCORPORATED
                        HOUSTON LIGHTING & POWER COMPANY

                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

(a) Houston Industries Incorporated

                                                     Report or                    SEC File or
 Exhibit                                            Registration                  Registration          Exhibit
 Number                Description                    Statement                      Number             Reference
 ------                -----------                    ---------                      ------             ---------

2(a)            Agreement and Plan of             Form 8-K for the                1-7629                2
                Merger among the                  quarter dated
                Company, HL&P, HI                 August 11, 1996
                Merger, Inc. and
                NorAm dated August 11,
                1996

2(b)            Amendment to                      Registration Statement          333-11329             2(c)
                Agreement and Plan                on Form S-4
                of Merger among the
                Company, HL&P, HI
                Merger, Inc. and NorAm
                dated August 11, 1996

3(a)            Restated Articles of              Form 10-Q for                   1-7629                3
                Incorporation of the              the quarter ended
                Company (Restated as              June 30, 1993
                of May 1993)

3(b)            Amended and Restated              Form 10-Q for the               1-7629                3
                Bylaws of the Company             quarter ended
                (as of May 22, 1996)              June 30, 1996

4(a)(1)         Mortgage and Deed of              Form S-7 of HL&P                2-59748               2(b)
                Trust dated November              filed on August
                1, 1944 between HL&P              25, 1977
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

4(a)(3)         Fifty-First Supple-               HL&P's Form 10-Q                1-3187                4(a)
                mental Indenture dated            for the quarter
                March 25, 1991 to                 ended June 30,
                HL&P Mortgage and                 1991
                Deed of Trust

4(a)(4)         Fifty-Second through              HL&P's Form 10-Q                1-3187                4
                Fifty-Fifth Supplemental          for the quarter
                Indentures, each dated            ended March 31,
                March 1, 1992, to HL&P            1992
                Mortgage and Deed of
                Trust

4(a)(5)         Fifty-Sixth and Fifty-            HL&P's Form 10-Q                1-3187                4
                Seventh Supplemental              for the quarter
                Indentures, each dated            ended September 30,
                October 1, 1992, to               1992
                HL&P Mortgage and
                Deed of Trust

4(a)(6)         Fifty-Eighth and Fifty-           HL&P's Form 10-Q                1-3187                4
                Ninth Supplemental                for the quarter
                Indenture, each dated             ended March 31, 1993
                as of March 1, 1993 to
                HL&P Mortgage and
                Deed of Trust

4(a)(7)         Sixtieth Supplemental             HL&P's Form 10-Q                1-3187                4
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

4(b)(3)         Form of Amended and               Registration                    333-11329             4(b)(1)
                Restated Rights Agree-            Statement on
                ment to be executed               Form 4
                upon the closing of the
                Merger, including form
                of Statement of Resolu-
                tion Establishing Series
                Shares Designated
                Series A Preference
                Stock and Form of Rights
                Agreement

4(c)(1)         Indenture dated as of             Form 10-Q for                   1-7629                4(b)
                April 1, 1991 between             the quarter ended
                the Company and                   June 30, 1991
                NationsBank of Texas,
                National Association,
                as Trustee


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


*10(a)          Executive Benefit Plan            Form 10-Q for the               1-7629                10(a)(1)
                of the Company and First          quarter ended                                         10(a)(2)
                and Second Amendments             March 31, 1987                                          and
                thereto (effective as                                                                   10(a)(3)
                of June 1, 1982, July 1,
                1984, and May 7, 1986,
                respectively)

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

*10(c)(2)       First Amendment to                Form 10-K for the               1-7629                10(b)(3)
                Exhibit 10(c)(1)                  year ended
                (effective as of                  December 31, 1988
                January 1, 1985)

*10(c)(3)       Second Amendment to               Form 10-K for                   1-7629                10(c)(3)
                Exhibit 10(c)(1)                  the year ended
                (effective as of                  December 31, 1991
                January 1, 1985)

*10(c)(4)       Third Amendment to                Form 10-Q for the               1-7629                10(b)
                Exhibit 10(c)(1)                  quarter ended
                (effective as of                  March 31, 1992
                March 30, 1992)



*10(c)(5)       Fourth Amendment to               Form 10-K for                   1-7629                10(c)(5)
                Exhibit 10(c)(1)                  the year ended
                (effective as of                  December 31, 1992
                November 4, 1992)

*10(c)(6)       Fifth Amendment to                Form 10-K for the               1-7629                10(c)(6)
                Exhibit 10(c)(1)                  the year ended
                (effective as of                  December 31, 1994
                September 7, 1994)

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

*10(f)(2)       First Amendment to                Form 10-K for the               1-7629                10(f)(2)
                Exhibit 10(f)(1)                  year ended
                (effective as of                  December 31, 1991
                January 1, 1991)



*10(f)(3)       Second Amendment to               Form 10-Q for the               1-7629                10(d)
                Exhibit 10(f)(1)                  quarter ended
                (effective as of                  March 31, 1992
                March 30, 1982)

*10(f)(4)       Third Amendment to                Form 10-K for                   1-7629                10(f)(4)
                Exhibit 10(f)(1)                  the year ended
                (effective as of                  December 31, 1992
                November 4, 1992)

*10(f)(5)       Fourth Amendment to               Form 10-K for                   1-7629                10(f)(5)
                Exhibit 10(f)(1)                  the year ended
                (effective as of                  December 31, 1992
                January 1, 1993)

*10(f)(6)       Fifth Amendment to                Form 10-K for                   1-7629                10(f)(6)
                Exhibit 10(f)(1)                  the year ended
                (effective in part as             December 31, 1994
                of January 1, 1995
                and in part as of
                September 7, 1994)

*10(f)(7)       Sixth Amendment to                Form 10-Q for                   1-7629                10(a)
                Exhibit 10(f)(1)                  the quarter ended
                (effective as of                  June 30, 1995
                August 1, 1995)

*10(f)(8)       Seventh Amendment to              Form 10-Q for the               1-7629                10(a)
                Exhibit 10(f)(1) (effective       quarter ended June 30,
                as of January 1, 1996)            1996

*10(g)(1)       Benefit Restoration               Form 10-Q for the               1-7629                10(c)
                Plan of the Company               quarter ended
                (effective as of                  March 31, 1987
                June 1, 1985)

*10(g)(2)       Benefit Restoration               Form 10-K for                   1-7629                10(g)(2)
                Plan of the Company,              the year ended
                as amended and re-                December 31, 1991
                stated (effective as
                of January 1, 1988)

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

*10(h)(2)       First Amendment to                Form 10-K for the               1-7629                10(d)(2)
                Exhibit 10(h)(1)                  year ended
                (effective as of                  December 31, 1990
                September 1, 1985)





*10(h)(3)       Second Amendment to               Form 10-Q for the               1-7629                10(e)
                Exhibit 10(h)(1)                  quarter ended
                (effective as of                  March 31, 1992
                March 30, 1992)

*10(h)(4)       Third Amendment to                Form 10-K for the               1-7629                10(h)(4)
                Exhibit 10(h)(1)                  year ended
                (effective as of                  December 31, 1993
                June 2, 1993)

*10(h)(5)       Fourth Amendment to               Form 10-K for the               1-7629                10(h)(5)
                Exhibit 10(h)(1)                  year ended
                (effective as of                  December 31, 1994
                September 7, 1994)

*10(h)(6)       Fifth Amendment to                Form 10-Q for the               1-7629                10(d)
                Exhibit 10(h)(1)                  the quarter ended
                (effective as of                  June 30, 1995
                August 1, 1995)

*10(h)(7)       Sixth Amendment to                Form 10-Q for the               1-7629                10(b)
                Exhibit 10(h)(1)                  quarter ended
                (effective as of                  June 30, 1995
                December 1, 1995)

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

*10(i)(2)       First Amendment to                Form 10-K for the               1-7629                10(e)(3)
                Exhibit 10(i)(1)                  year ended
                (effective as of                  December 31, 1989
                January 1, 1989)

*10(i)(3)       Second Amendment to               Form 10-Q for the               1-7629                10(f)
                Exhibit 10(i)(1)                  quarter ended
                (effective as of                  March 31, 1992
                March 30, 1992)

*10(i)(4)       Third Amendment to                Form 10-K for the               1-7629                10(i)(4)
                Exhibit 10(i)(1)                  year ended
                (effective as of                  December 31, 1993
                June 2, 1993)

*10(i)(5)       Fourth Amendment to               Form 10-K for the               1-7629                10(i)(5)
                Exhibit 10(i)(1)                  year ended
                (effective as of                  December 31, 1994
                September 7, 1994)




*10(i)(6)       Fifth Amendment to                Form 10-Q for the               1-7629                10(c)
                Exhibit 10(i)(1)                  quarter ended
                (effective as of                  June 30, 1995
                August 1, 1995)

*10(i)(7)       Sixth Amendment to                Form 10-Q for the               1-7629                10(c)
                Exhibit 10(i)(1)                  quarter ended
                (effective December 1,            June 30, 1995
                1995)

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

*10(j)(3)       Second Amendment to               Form 10-Q for the               1-7629                10(g)
                Exhibit 10(j)(1)                  quarter ended
                (effective as of                  March 31, 1992
                March 30, 1992)

*10(j)(4)       Third Amendment to                Form 10-K for the               1-7629                10(j)(4)
                Exhibit 10(j)(1)                  year ended
                (effective as of                  December 31, 1993
                June 2, 1993)

*10(j)(5)       Fourth Amendment to               Form 10-K for the               1-7629                10(j)(5)
                Exhibit 10(j)(1)                  year ended
                (effective as of                  December 31, 1993
                December 1, 1993)

*10(j)(6)       Fifth Amendment to                Form 10-K for the               1-7629                10(j)(6)
                Exhibit 10(j)(1)                  year ended
                (effective as of                  December 31, 1994
                September 7, 1994)

*10(j)(7)       Sixth Amendment to                Form 10-Q for                   1-7629                10(b)
                Exhibit 10(j)(1)                  the quarter ended
                (effective as of                  June 30, 1995
                August 1, 1995)

*10(j)(8)       Seventh Amendment to              Form 10-Q for the               1-7629                10(d)
                Exhibit 10(j)(1)                  quarter ended
                (effective as of                  June 30, 1996
                December 1, 1995)

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

*10(o)(1)       Savings Restoration               Form 10-K for the               1-7629                10(f)
                Plan of the Company               year ended
                (effective as of                  December 31, 1990
                January 1, 1991)

*10(o)(2)       First Amendment to                Form 10-K for the               1-7629                10(l)(2)
                Exhibit 10(o)(1)                  year ended
                (effective as of                  December 31, 1991
                January 1, 1992)





*10(p)          Director Benefits                 Form 10-K for the               1-7629                10(m)
                Plan, (effective as               year ended
                of January 1, 1992)               December 31, 1991

*10(q)(1)       Executive Life                    Form 10-K for the               1-7629                10(q)
                Insurance Plan of                 year ended
                the Company                       December 31, 1993
                (effective as of
                January 1, 1994)

*10(q)(2)       First Amendment to                Form 10-Q for the               1-7629                10
                Exhibit 10(q)(1)                  quarter ended
                (effective as of                  June 30, 1995
                January 1, 1994)

*10(r)          Employment and                    Form 10-Q for the               1-7629                10(f)
                Supplemental Benefits             quarter ended
                Agreement between                 March 31, 1987
                HL&P and Hugh Rice
                Kelly

10(s)(1)        Houston Industries                Form 10-K for year              1-7629                10(s)(4)
                Incorporated Savings              ended December 31,
                Trust between the                 1995
                Company and
                The Northern Trust
                Company, as Trustee.  (As
                Amended and Restated
                Effective July 1, 1995)

10(s)(2)        Note Purchase Agree-              Form 10-K for the               1-7629                10(j)(3)
                ment between the                  year ended
                Company and the ESOP              December 31, 1990
                Trustee, dated as of
                October 5, 1990

*10(t)          Agreement dated June 6,           Form 10-Q for the               1-7629                10(a)
                1994 between the                  quarter ended
                Company and                       June 30, 1994
                Don D. Jordan

*10(u)          Agreement dated June 6,           Form 10-Q for the               1-7629                10(b)
                1994 between the                  quarter ended
                Company and                       June 30, 1994
                Don D. Sykora

*10(v)          Letter Agreement between          Form 10-K for the               1-7629                10(v)
                the Company and                   year ended
                Jack Trotter                      December 31, 1994




*10(w)          Employment Agreement              Form 10-K for the               1-3187                10(t)
                dated April 5, 1993               year ended
                between HL&P and                  December 31, 1994
                William T. Cottle

10(x)(1)        Stockholder's Agreement           Schedule 13-D                   5-19351               2
                dated as of July 6,               dated July 6,
                1995 between the                  1995
                Company and Time
                Warner Inc.

10(x)(2)        Registration Rights               Schedule 13-D                   5-19351               3
                Agreement dated as of             dated July 6,
                July 6, 1995 between              1995
                the Company and Time
                Warner Inc.

+10(x)(3)       Amendment to Exhibits
                10(x)(1) and 10(x)(2)
                dated November 18,
                1996.

10(x)(4)        Certificate of Voting             Schedule 13-D                   5-19351               4
                Powers, Designations,             dated July 6,
                Preferences and                   1995
                Relative Participating,
                Optional or Other
                Special rights, and
                Qualifications,
                Limitations or
                Restrictions Thereof of
                Series D. Convertible
                Preferred Stock of
                Time Warner Inc.

*10(y)          Houston Industries                Form 10-K for the               1-7629                10(7)
                Incorporated Executive            year ended
                Deferred Compensation             December 31, 1995
                Trust, effective as of
                December 19, 1995

*10(z)          Agreement dated                   Form 10-K for the               1-7629                10(aa)
                June 14, 1991 between             year ended
                the Company and                   December 31, 1995
                David M. McClanahan

*10(aa)         Supplemental Pension              Registration Statement          333-11329             10(aa)
                Agreement dated                   on Form S-4
                July 17, 1996, between
                the Company and
                Lee W. Hogan



*+10(bb)        Consulting Agreement
                dated January 14, 1997,
                between the Company
                and Milton Carroll

*+10(cc)        Employment Agreement
                dated February 25, 1997,
                between the Company
                and Don D. Jordan

+11             Computation of
                Earnings Per Common
                Share and Common
                Equivalent Share

+12             Computation of Ratios
                of Earnings to Fixed
                Charges

+21             Subsidiaries of the
                Company

+23             Consent of Deloitte &
                Touche LLP

+27             Financial Data Schedule

(b) Houston Lighting & Power Company

                                                     Report or                    SEC File or
 Exhibit                                            Registration                  Registration          Exhibit
 Number              Description                      Statement                      Number             Reference
 ------              -----------                      ---------                      ------             ---------

2(a)            Agreement and Plan of             Form 8-K                        1-3187                2
                Merger among the                  dated
                Company, HL&P, HI                 August 11, 1996
                Merger, Inc. and
                NorAm dated
                August 11, 1996

2(b)            Amendment to                      Registration Statement          333-11329             2(c)
                Agreement and Plan                on Form S-4
                of Merger among
                the Company, HL&P,
                HI Merger, Inc. and
                NorAm dated
                August 11, 1996

3(a)            Restated Articles of              Form 10-Q for                   1-3187                3
                Incorporation of HL&P             the quarter ended
                dated May 11, 1993                June 30, 1993

3(b)            Articles of                       Registration                    333-11329             3(b)
                Amendment to                      Statement on
                Exhibit 3(a) dated                Form S-4
                August 9, 1996

+3(c)           Articles of
                Amendment of HL&P
                dated as of December 3,
                1996

3(d)            Amended and Restated              Form 10-Q for the               1-3187                3
                Bylaws of HL&P (as                quarter ended
                of June 5, 1996)                  June 30, 1996

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

4(a)(9)         Sixty-Fourth and                  HL&P's Form 10-K                1-3187                4(a)(9)
                Sixty-Fifth Supplemental          for the year ended
                Indentures, each dated            December 31, 1995
                as of July 1, 1995, to
                HL&P Mortgage and
                Deed of Trust

4(a)(10)        Junior Subordinated               HL&P Form 8-K                   1-3187                4.1
                Trust Debenture                   dated February 4,
                Indenture between                 1997
                HL&P and The Bank
                of New York, as
                Trustee dated as of
                February 1, 1997





4(a)(11)        Supplemental Indenture            HL&P Form 8-K                   1-3187                4.2A
                No. 1 to Junior Subordin-         dated February 4,
                ated Indenture dated as           1997
                of February 1, 1997,
                providing for the issuance
                of HL&P's  8.125% Junior
                Subordinated Deferrable
                Interest Debentures,
                Series A due March 31,
                2046, including form of
                8.125% junior
                subordinated interest
                debenture, Series A

4(a)(12)        Supplemental Indenture            HL&P Form 8-K                   1-3187                4.1
                to Junior Subordinated            dated February 4,
                Indenture dated as of             1997
                February 1, 1997,
                providing for the
                issuance of 8.257%
                Junior Subordinated
                Deferrable Interest
                Debentures, Series B
                (due February 1, 2037)
                including form of junior
                subordinated interest
                debenture, Series B

4(a)(13)        Amended and Restated              HL&P Form 8-K                   1-3187                4.5-A
                Trust Agreement                   dated February 4,
                dated as of February 4,           1997
                1997 of HL&P Capital
                Trust 1, including
                form of Preferred
                Security

4(a)(14)        Amended and Restated              HL&P Form 8-K                   1-3187                4.5-B
                Trust Agreement                   dated February 4,
                dated as of February 4,           1997
                1997 of HL&P Capital
                Trust II, including form
                of Capital Security of
                HL&P Capital Trust II

4(a)(15)        Guarantee Agreement               HL&P Form 8-K                   1-3187                4.8-A
                relating to Capital               dated February 4,
                Trust I, including                1997
                Agreement as to
                Expenses and
                Liabilities

4(a)(16)        Guarantee Agreement               HL&P Form 8-K                   1-3187                4.8-B
                relating to Capital               dated February 4,
                Trust II, including               1997
                Agreement as to
                Expenses and
                Liabilities


There have not been filed as exhibits to this Form 10-K certain long-term debt instruments, including indentures, under which the total amount of securities do not exceed 10 percent of the total assets of HL&P. HL&P hereby agrees to furnish a copy of any such instrument to the SEC upon request.

*10(a)          Executive Benefit Plan            The Company's                   1-7629                10(a)(1)
                of the Company and                Form 10-Q for the                                     10(a)(2)
                First and Second                  quarter ended                                           and
                Amendments thereto                March 31, 1987                                        10(a)(3)
                (effective as of
                June 1, 1982, July 1,
                1984, and May 7, 1986,
                respectively)

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

*10(f)(3)       Second Amendment to               The Company's                   1-7629                10(d)
                Exhibit 10(f)(1)                  Form 10-Q for the
                (effective as of                  quarter ended
                March 30, 1992)                   March 31, 1992

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



*10(f)(6)       Fifth Amendment to                The Company's                   1-7629                10(f)(6)
                Exhibit 10(f)(1)                  Form 10-K for the
                (effective in part as             year ended
                of January 1, 1995                December 31, 1994
                and in part, as of
                September 7, 1994)


*10(f)(7)       Sixth Amendment to                The Company's                   1-7629                10(a)
                Exhibit 10(f)(1)                  Form 10-Q for the
                (effective as of                  quarter ended
                August 1, 1995)                   June 30, 1995

*10(f)(8)       Seventh Amendment                 The Company's                   1-7629                10(c)
                to Exhibit 10(f)(1)               Form 10-Q for
                (effective as of                  the quarter ended
                January 1, 1996)                  June 30, 1996

*10(g)(1)       Benefit Restoration               The Company                     1-7629                10(c)
                Plan of the Company               Form 10-Q for the
                (effective as of                  quarter ended
                June 1, 1985)                     March 31, 1987

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




*10(h)(6)       Fifth Amendment to                The Company's                   1-7629                10(d)
                Exhibit 10(h)(1)                  Form 10-Q for
                (effective as of                  the quarter ended
                August 1, 1995)                   June 30, 1995

*10(h)(7)       Sixth Amendment to                The Company's                   1-7629                10(b)
                Exhibit 10(h)(1)                  Form 10-Q for the
                (effective as of                  quarter ended
                December 1, 1995)                 June 30, 1995

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

*10(i)(6)       Fifth Amendment to                The Company's                   1-7629                10(c)
                Exhibit 10(i)(1)                  Form 10-Q for
                (effective as of                  the quarter ended
                August 1, 1995)                   June 30, 1995

*10(i)(7)       Sixth Amendment to                The Company's                   1-7629                10(c)
                Exhibit 10(i)(1)                  Form 10-Q for
                (effective as of                  the quarter ended
                December 1, 1995)                 June 30, 1996

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

*10(j)(7)       Sixth Amendment to                The Company's                   1-7629                10(b)
                Exhibit 10(j)(1)                  Form 10-Q for the
                (effective as of                  quarter ended
                August 1, 1995)                   June 30, 1995

*10(j)(8)       Seventh Amendment                 The Company's                   1-7629                10(d)
                to Exhibit 10(j)(i)               Form 10-Q for the
                (effective as of                  quarter ended
                December 1, 1995)                 June 30, 1996

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

*10(o)(2)       First Amendment to                The Company's                   1-7629                10(l)(2)
                Exhibit 10(o)(1)                  Form 10-K for the
                (effective as of                  year ended
                January 1, 1992)                  December 31, 1991

*10(p)          Director Benefits                 The Company's                   1-7629                10(m)
                Plan, effective as                Form 10-K for the
                of January 1, 1992                year ended
                                                  December 31, 1991

*10(q)(1)       Executive Life                    The Company's                   1-7629                10(q)
                Insurance Plan of                 Form 10-K for the
                the Company (effective            year ended
                as of January 1, 1994)            December 31, 1993

*10(q)(2)       First Amendment to                The Company's                   1-7629                10(e)
                Exhibit 10(q)                     Form 10-Q for the
                (effective as of                  quarter ended
                January 1, 1994)                  June 30, 1995

*10(r)          Employment and                    The Company's                   1-7629                10(f)
                Supplemental Benefits             Form 10-Q for the
                Agreement between HL&P            quarter ended
                and Hugh Rice Kelly               March 31, 1987

10(s)(1)        Houston Industries                The Company's Form              1-7629                10(s)(4)
                Incorporated Savings              10-K for the year
                Trust (As Amended and             ended December 31,
                Restated Effective                1995
                July 1, 1995)

10(s)(2)        Note Purchase Agreement           The Company's                   1-7629                10(j)(3)
                between the Company               Form 10-K for the
                and the ESOP Trustee,             year ended
                dated as of                       December 31, 1990
                October 5, 1990


*10(t)          Employment Agreement              Form 10-K for the               1-3187                10(t)
                dated April 5, 1993               year ended
                between HL&P and                  December 31, 1994
                William T. Cottle

*10(u)          Houston Industries                The Company's Form              1-7629                10(z)
                Incorporated Executive            10-K for the year ended
                Deferred Compensation             December 31, 1995
                Trust, effective as of
                December 19, 1995

*10(v)          Agreement dated June              The Company's                   1-7629                10(aa)
                14, 1991 between the              Form 10-K for the
                Company and David M.              year ended
                McClanahan                        December 31, 1995

*10(w)          Employment Agreement              Form 10-Q for                   1-3187                10
                dated September 16,               the quarter ended
                1996 between HL&P                 September 30, 1996
                and Charles R. Crisp

+12             Computation of Ratios of
                Earnings to Fixed Charges
                and Ratios of Earnings
                to Fixed Charges and
                Preferred Dividends

+23             Consent of Deloitte
                & Touche LLP

+27             Financial Data Schedule