Form 10-Q
period 1997-03-31
HOUSTON INDUSTRIES INC; HOUSTON LIGHTING & POWER CO
filed 1997-05-15
CIK 202131, 48732

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                 (713) 207-1111
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                  -----    -----

As of April 30, 1997, Houston Industries Incorporated had 246,793,504 shares of common stock outstanding, including 12,969,969 ESOP shares not deemed outstanding for financial statement purposes and excluding 16,042,027 shares
held as treasury stock.   As of April 30, 1997, all 1,100 shares of Houston
Lighting & Power Company's common stock were held, directly or indirectly, by Houston Industries Incorporated.

      HOUSTON INDUSTRIES INCORPORATED AND HOUSTON LIGHTING & POWER COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

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

                               TABLE OF CONTENTS

Part I.          Financial Information                                                        Page No.
------           ---------------------                                                        --------
                 Item 1.      Financial Statements                                                   3

                 Houston Industries Incorporated and Subsidiaries

                       Statements of Consolidated Income
                       Three Months Ended March 31, 1997 and 1996                                    3

                       Consolidated Balance Sheets
                       March 31, 1997 and December 31, 1996                                          4

                       Statements of Consolidated Cash Flows
                       Three Months Ended March 31, 1997 and 1996                                    6

                       Statements of Consolidated Retained Earnings
                       Three Months Ended March 31, 1997 and 1996                                    7

                       Notes to Consolidated Financial Statements                                   13

                 Houston Lighting & Power Company

                       Statements of Income
                       Three Months Ended March 31, 1997 and 1996                                    8

                       Balance Sheets
                       March 31, 1997 and December 31, 1996                                          9

                       Statements of Cash Flows
                       Three Months Ended March 31, 1997 and 1996                                   11

                       Statements of Retained Earnings
                       Three Months Ended March 31, 1997 and 1996                                   12

                       Notes to Financial Statements                                                13

                 Item 2.      Management's Discussion and Analysis
                              of Financial Condition and Results of
                              Operations                                                            17

Part II.         Other Information
-------          -----------------

                 Item 1.      Legal Proceedings                                                     24

                 Item 4.      Submission of Matters to a Vote
                              Of Security Holders                                                   24

                 Item 6.      Exhibits and Reports on Form 8-K                                      25

                 Signatures                                                                         26

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              ---------------------------
                                                                                 1997             1996
                                                                              ----------       ----------
REVENUES:
  Electric utility  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  856,534       $  811,965
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,567           11,542
                                                                              ----------       ----------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        878,101          823,507
                                                                              ----------       ----------

EXPENSES:
  Electric utility:
      Fuel  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        219,330          197,622
      Purchased power   . . . . . . . . . . . . . . . . . . . . . . . . .        100,992           78,179
      Operation and maintenance   . . . . . . . . . . . . . . . . . . . .        183,633          193,448
      Taxes other than income taxes   . . . . . . . . . . . . . . . . . .         62,811           62,565
  Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .        130,990          129,347
  Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . .         24,129           25,207
                                                                              ----------       ----------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        721,885          686,368
                                                                              ----------       ----------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        156,216          137,139
                                                                              ----------       ----------

OTHER INCOME (EXPENSE):
  Litigation settlements  . . . . . . . . . . . . . . . . . . . . . . . .                         (95,000)
  Allowance for other funds used during
      construction  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (727)           1,131
  Time Warner dividend income   . . . . . . . . . . . . . . . . . . . . .         10,403           10,403
  Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,035)          (1,407)
                                                                              ----------       ----------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,641          (84,873)
                                                                              ----------       ----------

INTEREST AND OTHER CHARGES:
  Interest on long-term debt  . . . . . . . . . . . . . . . . . . . . . .         62,801           71,395
  Other interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,410            1,574
  Distributions on trust securities . . . . . . . . . . . . . . . . . . .          4,519
  Allowance for borrowed funds used during
      construction  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,100)            (685)
  Preferred dividends of subsidiary   . . . . . . . . . . . . . . . . . .          2,125            6,632
                                                                              ----------       ----------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         84,755           78,916
                                                                              ----------       ----------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . . .         80,102          (26,650)

INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,482           (9,910)
                                                                              ----------       ----------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   59,620       $  (16,740)
                                                                              ==========       ==========

EARNINGS (LOSS) PER COMMON SHARE  . . . . . . . . . . . . . . . . . . . .     $      .26       $     (.07)

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . . . . . . . . .     $     .375       $     .375

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (000)  . . . . . . . . . . . .        233,689          248,466


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS




                                                                                     March 31,             December 31,
                                                                                        1997                   1996
                                                                                  -------------          -------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
   Electric plant:
      Electric plant in service   . . . . . . . . . . . . . . . . . . . . . .     $  12,434,432          $  12,387,375
      Construction work in progress   . . . . . . . . . . . . . . . . . . . .           232,737                251,497
      Nuclear fuel  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           241,397                241,001
      Plant held for future use   . . . . . . . . . . . . . . . . . . . . . .            48,631                 48,631
   Other property   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           107,721                 86,969
                                                                                  -------------          -------------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,064,918             13,015,473

   Less accumulated depreciation and amortization   . . . . . . . . . . . . .         4,362,539              4,259,050
                                                                                  -------------          -------------

            Property, plant and equipment - net . . . . . . . . . . . . . . .         8,702,379              8,756,423
                                                                                  -------------          -------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .            15,351                  8,001
   Special deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                16                     10
   Accounts receivable - net  . . . . . . . . . . . . . . . . . . . . . . . .            24,118                 36,277
   Accrued unbilled revenues  . . . . . . . . . . . . . . . . . . . . . . . .            81,647                 77,853
   Time Warner dividends receivable   . . . . . . . . . . . . . . . . . . . .            10,313                 10,313
   Fuel stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            57,209                 61,795
   Materials and supplies, at average cost  . . . . . . . . . . . . . . . . .           127,299                130,380
   Prepayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9,454                 19,291
                                                                                  -------------          -------------
            Total current assets  . . . . . . . . . . . . . . . . . . . . . .           325,407                343,920
                                                                                  -------------          -------------

OTHER ASSETS:
   Investment in Time Warner securities   . . . . . . . . . . . . . . . . . .         1,033,250              1,027,500
   Deferred plant costs - net   . . . . . . . . . . . . . . . . . . . . . . .           580,906                587,352
   Equity investments in and advances to foreign and
      non-regulated affiliates - net  . . . . . . . . . . . . . . . . . . . .           501,636                501,991
   Regulatory tax asset - net   . . . . . . . . . . . . . . . . . . . . . . .           359,872                362,310
   Deferred debits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           313,929                306,473
   Unamortized debt expense and premium on
      reacquired debt   . . . . . . . . . . . . . . . . . . . . . . . . . . .           156,360                153,823
   Recoverable project costs - net  . . . . . . . . . . . . . . . . . . . . .           153,375                163,630
   Fuel-related debits  . . . . . . . . . . . . . . . . . . . . . . . . . . .            93,025                 84,435
                                                                                  -------------          -------------
            Total other assets  . . . . . . . . . . . . . . . . . . . . . . .         3,192,353              3,187,514
                                                                                  -------------          -------------

               Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  12,220,139          $  12,287,857
                                                                                  =============          =============


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                                                    March 31,           December 31,
                                                                                      1997                 1996
                                                                                 -------------         -------------
CAPITALIZATION:
   Common stock equity:
      Common stock, no par value  . . . . . . . . . . . . . . . . . . . . .      $   2,449,778         $   2,446,754
      Treasury stock, at cost   . . . . . . . . . . . . . . . . . . . . . .           (361,196)             (361,196)
      Unearned ESOP shares  . . . . . . . . . . . . . . . . . . . . . . . .           (243,796)             (251,350)
      Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . .          1,969,454             1,997,490
      Unrealized loss on investment in Time Warner
        common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . .                                   (3,737)
                                                                                 -------------         -------------
                 Total common stock equity  . . . . . . . . . . . . . . . .          3,814,240             3,827,961
                                                                                 -------------         -------------

   Preference stock, no par value, authorized
      10,000,000 shares; none outstanding

   Cumulative preferred stock of subsidiary, no par
      value, not subject to mandatory redemption  . . . . . . . . . . . . .              9,740               135,179
                                                                                 -------------         -------------

   HL&P obligated mandatorily redeemable trust securities . . . . . . . . .            340,810
                                                                                 -------------         -------------

   Long-term debt:
          Debentures    . . . . . . . . . . . . . . . . . . . . . . . . . .            349,144               349,098
          Long-term debt of subsidiaries:
             First mortgage bonds . . . . . . . . . . . . . . . . . . . . .          2,552,349             2,670,041
             Pollution control revenue bonds  . . . . . . . . . . . . . . .            123,000                 5,000
             Other      . . . . . . . . . . . . . . . . . . . . . . . . . .              2,087                 1,511
                                                                                 -------------         -------------
                 Total long-term debt . . . . . . . . . . . . . . . . . . .          3,026,580             3,025,650
                                                                                 -------------         -------------

                     Total capitalization   . . . . . . . . . . . . . . . .          7,191,370             6,988,790
                                                                                 -------------         -------------

CURRENT LIABILITIES:
   Notes payable        . . . . . . . . . . . . . . . . . . . . . . . . . .          1,439,622             1,337,872
   Accounts payable     . . . . . . . . . . . . . . . . . . . . . . . . . .            102,094               157,682
   Taxes accrued        . . . . . . . . . . . . . . . . . . . . . . . . . .             85,703               191,011
   Interest accrued     . . . . . . . . . . . . . . . . . . . . . . . . . .             69,894                67,707
   Dividends declared   . . . . . . . . . . . . . . . . . . . . . . . . . .             92,548                92,515
   Customer deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . .             51,112                53,633
   Current portion of long-term debt and preferred stock  . . . . . . . . .             63,054               254,463
   Other                . . . . . . . . . . . . . . . . . . . . . . . . . .             70,072                89,238
                                                                                 -------------         -------------
                 Total current liabilities  . . . . . . . . . . . . . . . .          1,974,099             2,244,121
                                                                                 -------------         -------------

DEFERRED CREDITS:
   Accumulated deferred income taxes  . . . . . . . . . . . . . . . . . . .          2,273,235             2,265,031
   Unamortized investment tax credit  . . . . . . . . . . . . . . . . . . .            368,870               373,749
   Fuel-related credits   . . . . . . . . . . . . . . . . . . . . . . . . .             65,913                74,639
   Other                . . . . . . . . . . . . . . . . . . . . . . . . . .            346,652               341,527
                                                                                 -------------         -------------
                 Total deferred credits . . . . . . . . . . . . . . . . . .          3,054,670             3,054,946
                                                                                 -------------         -------------

COMMITMENTS AND CONTINGENCIES

                    Total . . . . . . . . . . . . . . . . . . . . . . . . .      $  12,220,139         $  12,287,857
                                                                                 =============         =============


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                         -----------------------------
                                                                                            1997               1996
                                                                                         -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    59,620        $  (16,740)

    Adjustments to reconcile net income (loss)
           to net cash provided by operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . .        130,990           129,347
       Amortization of nuclear fuel   . . . . . . . . . . . . . . . . . . . . . . . .          6,657             7,595
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,191            (8,774)
       Investment tax credit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,879)           (4,864)
       Allowance for other funds used during
           construction   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            727            (1,131)
       Fuel surcharge   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         31,239
       Fuel cost over/(under) recovery - net  . . . . . . . . . . . . . . . . . . . .        (39,828)          (11,112)
       Changes in other assets and liabilities:
           Accounts receivable - net  . . . . . . . . . . . . . . . . . . . . . . . .          8,365            28,797
           Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,138             1,485
           Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,831            10,783
           Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (55,588)           10,078
           Interest and taxes accrued . . . . . . . . . . . . . . . . . . . . . . . .       (103,121)         (112,616)
           Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .        (21,743)          (11,013)
           Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,095            58,103
                                                                                         -----------        ----------
               Net cash provided by operating activities  . . . . . . . . . . . . . .         38,694            79,938
                                                                                         -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Electric capital and nuclear fuel expenditures
       (including allowance for borrowed funds
       used during construction)  . . . . . . . . . . . . . . . . . . . . . . . . . .       (44,384)           (70,141)
    Non-regulated electric power project
      expenditures and advances (including capitalized
      interest)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (18,913)            (8,809)
    Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,880)            (7,392)
                                                                                         ----------         ----------
               Net cash used in investing activities  . . . . . . . . . . . . . . . .       (65,177)           (86,342)
                                                                                         ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of HL&P obligated mandatorily redeemable
       trust securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       340,810
    Payment of matured bonds  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (190,000)          (110,000)
    Proceeds from issuance of pollution control
       revenue bonds  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       115,795
    Redemption of preferred stock   . . . . . . . . . . . . . . . . . . . . . . . . .      (127,928)
    Payment of common stock dividends   . . . . . . . . . . . . . . . . . . . . . . .       (87,567)           (93,209)
    Increase in notes payable - net   . . . . . . . . . . . . . . . . . . . . . . . .       101,750            286,428
    Extinguishment of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .      (120,360)           (85,263)
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,333              3,001
                                                                                         ----------         ----------
               Net cash provided by financing activities  . . . . . . . . . . . . . .        33,833                957
                                                                                         ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . .         7,350             (5,447)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . .         8,001             11,779
                                                                                         ----------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . . .    $   15,351         $    6,332
                                                                                         ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------

    Cash Payments:
       Interest (net of amounts capitalized)  . . . . . . . . . . . . . . . . . . . .    $   80,721         $   61,385
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27,914             18,365

                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)


                                                                                Three Months Ended
                                                                                      March 31,
                                                                          -------------------------------
                                                                              1997                1996
                                                                          -----------         -----------
Balance at Beginning of Period  . . . . . . . . . . . . . . . . . . . .   $ 1,997,490         $ 1,953,672

Net Income (Loss) for the Period  . . . . . . . . . . . . . . . . . . .        59,620             (16,740)
                                                                          -----------         -----------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,057,110           1,936,932

Common Stock Dividends  . . . . . . . . . . . . . . . . . . . . . . . .       (87,656)            (93,209)
                                                                          -----------         -----------

Balance at End of Period  . . . . . . . . . . . . . . . . . . . . . . .   $ 1,969,454         $ 1,843,723
                                                                          ===========         ===========


                See Notes to Consolidated Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)



                                                                                   Three Months Ended
                                                                                        March 31,
                                                                               --------------------------
                                                                                  1997             1996
                                                                               ----------       ----------
OPERATING REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 856,534           811,965
                                                                               ---------        ----------

OPERATING EXPENSES:
    Fuel      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      219,330           197,622
    Purchased power . . . . . . . . . . . . . . . . . . . . . . . . . . . .      100,992            78,179
    Operation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      127,383           139,772
    Maintenance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       56,250            53,676
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .      130,251           128,434
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33,322            32,063
    Other taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       62,811            62,565
                                                                               ---------        ----------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      730,339           692,311
                                                                               ---------        ----------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      126,195           119,654
                                                                               ---------        ----------

OTHER INCOME (EXPENSE):
    Litigation settlements (net of tax) . . . . . . . . . . . . . . . . . .                        (61,750)
    Allowance for other funds used during
        construction  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (727)            1,131
    Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,140)           (3,360)
                                                                               ---------        ----------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,867)          (63,979)
                                                                               ---------        ----------

INCOME BEFORE INTEREST CHARGES  . . . . . . . . . . . . . . . . . . . . . .      121,328            55,675
                                                                               ---------        ----------

INTEREST AND OTHER CHARGES:
    Interest on long-term debt  . . . . . . . . . . . . . . . . . . . . . .       52,533            57,504
    Other interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,212             2,411
    Distributions on trust securities . . . . . . . . . . . . . . . . . . .        4,519
    Allowance for borrowed funds used during
        construction  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,100)             (685)
                                                                               ---------        ----------
            Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       58,164            59,230
                                                                               ---------        ----------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       63,164            (3,555)

DIVIDENDS ON PREFERRED STOCK  . . . . . . . . . . . . . . . . . . . . . . .        2,125             6,632
                                                                               ---------        ----------

INCOME (LOSS) AFTER PREFERRED DIVIDENDS . . . . . . . . . . . . . . . . . .    $  61,039        $  (10,187)
                                                                               =========        ==========


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS




                                                                                     March 31,             December 31,
                                                                                       1997                   1996
                                                                                   ------------          -------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
   Electric plant in service  . . . . . . . . . . . . . . . . . . . . . . . .      $ 12,434,432          $  12,387,375
   Construction work in progress  . . . . . . . . . . . . . . . . . . . . . .           232,737                251,497
   Nuclear fuel   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           241,397                241,001
   Plant held for future use  . . . . . . . . . . . . . . . . . . . . . . . .            48,631                 48,631
                                                                                   ------------          -------------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,957,197             12,928,504
   Less accumulated depreciation and amortization   . . . . . . . . . . . . .         4,355,935              4,252,745
                                                                                  -------------          -------------
          Property, plant and equipment - net . . . . . . . . . . . . . . . .         8,601,262              8,675,759
                                                                                  -------------          -------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .               634                    643
   Special deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                16                     10
   Accounts receivable:
      Affiliated companies  . . . . . . . . . . . . . . . . . . . . . . . . .             2,772                  1,493
      Others  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9,395                 16,996
   Accrued unbilled revenues  . . . . . . . . . . . . . . . . . . . . . . . .            81,647                 77,853
   Inventory:
      Fuel stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            57,209                 61,795
      Materials and supplies, at average cost   . . . . . . . . . . . . . . .           127,198                130,281
   Prepayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,672                 10,770
                                                                                  -------------          -------------
          Total current assets  . . . . . . . . . . . . . . . . . . . . . . .           281,543                299,841
                                                                                  -------------          -------------

OTHER ASSETS:
   Deferred plant costs - net   . . . . . . . . . . . . . . . . . . . . . . .           580,906                587,352
   Regulatory tax asset - net   . . . . . . . . . . . . . . . . . . . . . . .           359,872                362,310
   Deferred debits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           264,701                270,381
   Unamortized debt expense and premium on
      reacquired debt   . . . . . . . . . . . . . . . . . . . . . . . . . . .           155,131                152,524
   Recoverable project costs - net  . . . . . . . . . . . . . . . . . . . . .           153,375                163,630
   Fuel-related debits  . . . . . . . . . . . . . . . . . . . . . . . . . . .            93,025                 84,435
                                                                                  -------------          -------------
          Total other assets  . . . . . . . . . . . . . . . . . . . . . . . .         1,607,010              1,620,632
                                                                                  -------------          -------------

             Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  10,489,815          $  10,596,232
                                                                                  =============          =============


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                                                       March 31,       December 31,
                                                                                         1997             1996
                                                                                     -------------    -------------
CAPITALIZATION:
   Common stock equity:
      Common stock, class A; no par value   . . . . . . . . . . . . . . . . . . .    $   1,524,949    $   1,524,949
      Common stock, class B; no par value   . . . . . . . . . . . . . . . . . . .          150,978          150,978
      Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,206,730        2,227,941
                                                                                     -------------    -------------

          Total common stock equity . . . . . . . . . . . . . . . . . . . . . . .        3,882,657        3,903,868
                                                                                     -------------    -------------

   Cumulative preferred stock, not subject to
      mandatory redemption  . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,740          135,179
                                                                                     -------------    -------------

   HL&P obligated mandatorily redeemable trust securities . . . . . . . . . . . .          340,810
                                                                                     -------------    -------------

   Long-term debt:
      First mortgage bonds  . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,552,349        2,670,041
      Pollution control revenue bonds   . . . . . . . . . . . . . . . . . . . . .          123,000            5,000
      Other             . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,087            1,511
                                                                                     -------------    -------------

          Total long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .        2,677,436        2,676,552
                                                                                     -------------    -------------

            Total capitalization  . . . . . . . . . . . . . . . . . . . . . . . .        6,910,643        6,715,599
                                                                                     -------------    -------------

CURRENT LIABILITIES:
   Notes payable        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          327,722          234,665
   Notes payable to affiliated companies  . . . . . . . . . . . . . . . . . . . .                            19,600
   Accounts payable     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           92,978          142,439
   Accounts payable to affiliated companies   . . . . . . . . . . . . . . . . . .                             5,744
   Taxes accrued        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           99,336          196,444
   Interest accrued     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           56,644           60,234
   Customer deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           51,112           53,633
   Current portion of long-term debt and preferred
      stock             . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           63,054          254,463
   Other                . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           62,212           85,274
                                                                                     -------------    -------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .          753,058        1,052,496
                                                                                     -------------    -------------

DEFERRED CREDITS:
   Accumulated deferred federal income taxes  . . . . . . . . . . . . . . . . . .        2,131,747        2,124,567
   Unamortized investment tax credit  . . . . . . . . . . . . . . . . . . . . . .          368,870          373,749
   Fuel-related credits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           65,913           74,639
   Other                . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          259,584          255,182
                                                                                     -------------    -------------
          Total deferred credits  . . . . . . . . . . . . . . . . . . . . . . . .        2,826,114        2,828,137
                                                                                     -------------    -------------

COMMITMENTS AND CONTINGENCIES

             Total      . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  10,489,815    $  10,596,232
                                                                                     =============    =============


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)


                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                   -------------------------------
                                                                                       1997                 1996
                                                                                   -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   63,164           $    (3,555)

    Adjustments to reconcile net income (loss) to
           net cash provided by operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . .       130,251               128,434
       Amortization of nuclear fuel   . . . . . . . . . . . . . . . . . . . . .         6,657                 7,595
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .         7,180                (5,309)
       Investment tax credits   . . . . . . . . . . . . . . . . . . . . . . . .        (4,879)               (4,864)
       Allowance for other funds used during
           construction   . . . . . . . . . . . . . . . . . . . . . . . . . . .           727                (1,131)
       Fuel surcharge   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        31,239
       Fuel cost over/(under) recovery - net  . . . . . . . . . . . . . . . . .       (39,828)              (11,112)
       Changes in other assets and liabilities:
           Accounts receivable - net  . . . . . . . . . . . . . . . . . . . . .         2,527                28,738
           Material and supplies  . . . . . . . . . . . . . . . . . . . . . . .         4,553                 2,586
           Fuel stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,586                  (806)
           Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .       (55,205)               16,460
           Interest and taxes accrued . . . . . . . . . . . . . . . . . . . . .      (100,698)             (122,376)
           Other current liabilities  . . . . . . . . . . . . . . . . . . . . .       (23,207)              (11,425)
           Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,759                54,011
                                                                                   -----------          -----------
               Net cash provided by operating activities  . . . . . . . . . . .        39,826                77,246
                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital and nuclear fuel expenditures
       (including allowance for borrowed funds
       used during construction)  . . . . . . . . . . . . . . . . . . . . . . .       (44,384)              (70,141)
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (668)               (2,233)
                                                                                   -----------          -----------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . .       (45,052)              (72,374)
                                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of HL&P obligated mandatorily redeemable
       trust securities   . . . . . . . . . . . . . . . . . . . . . . . . . . .       340,810
    Payment of matured bonds  . . . . . . . . . . . . . . . . . . . . . . . . .      (190,000)             (110,000)
    Redemption of preferred stock   . . . . . . . . . . . . . . . . . . . . . .      (127,928)
    Proceeds from issuance of pollution control
       revenue bonds  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       115,795
    Payment of dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (86,750)              (89,175)
    Increase in notes payable   . . . . . . . . . . . . . . . . . . . . . . . .        93,057               203,648
    Extinguishment of long-term debt  . . . . . . . . . . . . . . . . . . . . .      (120,360)              (85,263)
    Decrease in notes payable to affiliated company   . . . . . . . . . . . . .       (19,600)
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           193                 2,143
                                                                                   ----------           -----------
               Net cash provided by (used in)
                 financing activities . . . . . . . . . . . . . . . . . . . . .         5,217               (78,647)
                                                                                   ----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . .            (9)              (73,775)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . .           643                75,851
                                                                                   -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . .    $      634           $     2,076
                                                                                   ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------

    Cash Payments:
       Interest (net of amounts capitalized)  . . . . . . . . . . . . . . . . .    $   62,336           $    56,393
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        30,257                22,892


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                        STATEMENTS OF RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)


                                                                               Three Months Ended
                                                                                     March 31,
                                                                          --------------------------------
                                                                             1997                 1996
                                                                          -----------          -----------
Balance at Beginning of Period  . . . . . . . . . . . . . . . . . . . .   $ 2,227,941          $ 2,150,086

Net Income (Loss) for the Period  . . . . . . . . . . . . . . . . . . .        63,164               (3,555)
                                                                          -----------          -----------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,291,105            2,146,531
                                                                          -----------          -----------

Deduct - Cash Dividends:

    Preferred   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,125                6,632

    Common  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        82,250               82,250
                                                                          -----------          -----------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        84,375               88,882
                                                                          -----------          -----------

Balance at End of Period  . . . . . . . . . . . . . . . . . . . . . . .   $ 2,206,730          $ 2,057,649
                                                                          ===========          ===========


                       See Notes to Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      AND

                        HOUSTON LIGHTING & POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS


 (1)           GENERAL

               The interim financial statements and notes (Interim Financial Statements) contained in this Form 10-Q for the period ended March 31, 1997 (Form 10-Q) are unaudited and condensed. Certain notes and other information contained in the Combined Annual Report on Form 10-K (File Nos. 1-7629 and 1-3187) for the year ended December 31, 1996 (Form 10-K) of Houston Industries Incorporated (Company) and Houston Lighting & Power Company (HL&P) have been omitted in accordance with Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934. The information presented in the Interim Financial Statements should be read in combination with the information presented in the Form 10-K, including the financial statements and notes contained therein.

               The following notes to the financial statements of the Form 10-K (as updated by the notes contained in this Form 10-Q) are incorporated herein by reference: Note 1(b) (System of Accounts and Effects of Regulation), Note 1(n) (Nature of Operations),
               Note 1(o) (Use of Estimates), Note 1(p) (Long-Lived Assets),
               Note 2 (Jointly-Owned Nuclear Plant), Note 3 (Rate Matters),
               Note 11 (Commitments and Contingencies) and Note 16 (NorAm
               Merger).

(2)            NORAM MERGER

               In August 1996, the Company, HL&P and a newly formed Delaware subsidiary of the Company entered into an Agreement and Plan of Merger (Merger Agreement) with NorAm Energy Corp. (NorAm) under which the Company will merge into HL&P, and NorAm will merge into the newly-formed subsidiary. For information regarding the mergers (Merger), reference is made to the Form 10-K and the joint registration statement on Form S-4 filed by the Company and HL&P with the Securities and Exchange Commission (SEC) (Reg. No. 333-11329). Unless otherwise stated, the information in this Form 10-Q relates solely to the Company and HL&P without giving effect to the Merger.

               Under the Merger Agreement, each outstanding share of common stock of NorAm will be converted into the right to receive at the effective time of The Merger cash and/or common stock of HL&P (which will be renamed "Houston Industries Incorporated" after the Merger). Commencing on May 11, 1997, the cash consideration for each NorAm share ($16.00) will increase by two percent (simple interest) per quarter until the consummation of the Merger.

               The closing of the Merger is subject to the satisfaction or waiver of various conditions in the Merger Agreement, including the obtaining of all required governmental consents. The Company and NorAm have received approvals from all state regulatory commissions and municipalities whose prior approval is required to close the Merger.

               In February 1997, the Federal Energy Regulatory Commission
               (FERC) issued an order directing NorAm Energy Services (NES), a subsidiary of NorAm engaged in the power marketing business, to set forth its views as to whether prior approval of the Merger by FERC may be required because of NES' jurisdictional status as a power marketer. In the alternative, FERC invited NES to submit an application for approval of the Merger under Section 203 of the Federal Power Act of 1935.

               On March 7, 1997, NES filed a response asserting that FERC lacked jurisdiction over the Merger. On March 27, 1997, without conceding FERC jurisdiction over the Merger, NES filed an application with FERC for approval of the Merger. In its merger policy statement, FERC indicated it intends to act on applications within 60 to 90 days after the closing of the applicable comment period where the proposed transaction does not adversely affect competition, rates or regulations. NES' application requests that FERC grant approval of the Merger within 60 days of the closing of the comment period (expected to occur on May 27, 1997) but, in any event, no later than August 1, 1997.

               On April 30, 1997, FERC issued an order asserting jurisdiction over the Merger and over similar transactions involving other power marketers. The Company and HL&P understand that NES intends to file a petition for rehearing of FERC's decision on or prior to May 30, 1997.

               In connection with the Merger, the Company and HL&P have filed with the SEC an application requesting an exemption from regulation as a registered public utility holding company under
               Section 3(a)(2) of the Public Utility Holding Company Act of 1935 (1935 Act). The SEC is considering the application. If the requested order is not granted, the Merger Agreement provides that NorAm and the Company would both be merged into HL&P, with HL&P being the surviving corporation. The primary difference resulting from this alternative merger structure is that NorAm would not be a subsidiary and all regulatory utility assets would be held within the same corporation. Under such circumstances, no public utility holding company would exist.

(3)            DEPRECIATION

               The Company and HL&P calculate depreciation using the straight-line method. The Company's depreciation expense for the first quarter of 1997 and 1996 was $90 million and $89
               million, respectively.   HL&P's depreciation expense for the
               first quarter of 1997 and 1996 was $90 million and $88 million, respectively.

(4)            RATE CASE PROCEEDINGS

               For information regarding the appeal of Docket No. 6668, an inquiry into the prudence of the planning and construction of the South Texas Project Electric Generating Station (South Texas Project), see Note 3(b) to the financial statements contained in the Form 10-K.

(5)            CAPITAL STOCK

               Company. At March 31, 1997, and December 31, 1996, the Company had 400,000,000 authorized shares of common stock. As of such dates, 233,823,535 and 233,325,030 shares of common stock were outstanding, respectively. Outstanding common shares exclude
               (i) shares pledged to secure a loan to the Company's Employee Stock Ownership Plan (12,969,969 and 13,370,939 at March 31, 1997, and December 31, 1996, respectively) and (ii) shares repurchased by the Company under its common stock repurchase program and held as treasury shares (16,042,027 at March 31, 1997 and December 31, 1996).

               The Company calculates earnings per common share data by dividing its net income by the weighted average number of its common shares outstanding during the relevant period.

               The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This new standard requires dual presentation of basic and diluted earnings per share on the face of the Statements of Consolidated Income and requires a reconciliation of the numerators and denominators of basic and diluted earnings per share calculations. The Company's current earnings per share calculation conforms to basic earnings per share. Diluted earnings per share are not expected to be materially different from basic earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, earlier adoption is not permitted.

               HL&P. The Company owns all issued and outstanding shares of Class A voting common stock of HL&P. Houston Industries (Delaware) Incorporated, a wholly-owned subsidiary of the Company, owns all issued and outstanding shares of Class B non-voting common stock of HL&P. The financial statements do not include earnings per share data for HL&P because the common stock of HL&P is owned by the Company and its affiliates.

               On March 31, 1997 and December 31, 1996, HL&P had 10,000,000
               authorized shares of preferred stock. As of such dates, 354,397 and 1,604,397 shares of preferred stock were outstanding, respectively. For information regarding the redemption of certain series of HL&P's preferred stock in February 1997, see
               Note 7 to the Interim Financial Statements.

(6)            LONG-TERM DEBT

               In January 1997, the Brazos River Authority (BRA) and the Matagorda County Navigation District Number One (MCND) issued, on behalf of HL&P, $118 million aggregate principal amount of pollution control revenue bonds. The BRA and MCND bonds will mature in 2018 and 2028, respectively. HL&P used the proceeds from the sale of these securities to redeem all outstanding 7 7/8% BRA Series 1986A pollution control revenue bonds ($50 million) and 7 7/8% MCND Series 1986A pollution control revenue bonds ($68 million) at a redemption price of 102% of the aggregate principal amount of each series.

               The new bonds initially will bear interest at a floating daily rate. Subject to certain conditions, HL&P may change the method of determining the interest rate on the bonds to a daily, weekly, commercial paper or long-term interest rate. The bonds are subject to a mandatory tender for purchase upon certain events, including changes in the method of determining interest rates on the bonds. When a daily or weekly rate is in effect for the bonds, holders of the bonds of such issue have the option to have their bonds purchased at 100% of principal amount plus accrued interest to the date of purchase. Bonds tendered prior to maturity may be remarketed. Although it is anticipated that all bonds tendered will be purchased with proceeds from the subsequent offer and sale of the tendered bonds, HL&P has entered into standby purchase agreements with commercial banks to provide approximately $120 million for the purchase of tendered bonds in the event that such proceeds are not available. Facility fees are payable in connection with these facilities.

               In January 1997, HL&P repaid upon maturity $40 million aggregate principal amount of its 5 1/4% first mortgage bonds. In March 1997, HL&P repaid upon maturity $150 million aggregate principal amount of its 7 5/8% first mortgage bonds.

(7)            HL&P OBLIGATED MANDATORILY REDEEMABLE TRUST SECURITIES

               In February 1997, two Delaware statutory business trusts (Trusts) established by HL&P issued (i) $250 million of preferred securities and (ii) $100 million of capital securities, respectively. The preferred securities have a distribution rate of 8.125%, a stated liquidation amount of $25 per preferred security and must be redeemed by March 2046. The capital securities have a distribution rate of 8.257%, a stated liquidation amount of $1,000 per capital security and must be redeemed by February 2037.

               The Trusts sold the preferred and capital securities to the public and used the proceeds to purchase $350 million aggregate principal amount of subordinated debentures (Debentures) from HL&P having interest rates corresponding to the distribution rates of the securities and maturity dates corresponding to the mandatory redemption dates of the securities. The Trusts are accounted for as wholly-owned consolidated subsidiaries of HL&P. The Debentures are the Trusts' principal assets. Proceeds from the sale of the Debentures were used by HL&P for general corporate purposes, including the repayment of short-term debt and the redemption of three series of HL&P's outstanding cumulative preferred stock at the following redemption prices, plus accrued dividends:

                                         Number of           Redemption Price
                      Series               Shares                   Per Share
                      -------              ------                   ---------
                       $6.72              250,000                   $102.51
                       $7.52              500,000                   $102.35
                       $8.12              500,000                   $102.25


               HL&P has fully and unconditionally guaranteed, on a subordinated basis, distributions and all other payments due on the preferred and capital securities.

               The preferred and capital securities are mandatorily redeemable upon the repayment of the related Debentures at their stated maturity or earlier redemption.

               Subject to certain limitations, HL&P has the option of deferring payments of interest on the Debentures held by the Trusts. If and for as long as payments on the Debentures have been deferred, or an event of default under the indenture relating thereto has occurred and is continuing, HL&P may not pay dividends on its capital stock.

(8)            SUBSEQUENT EVENTS

               In April 1997, HL&P redeemed all outstanding shares of its $9.375 cumulative preferred stock in satisfaction of mandatory sinking fund requirements.

               In April 1997, a subsidiary of Houston Industries Energy, Inc. (HI Energy) borrowed

               $167.5 million under a five-year term loan facility. The proceeds of the loan, net of a $17.5 million debt reserve account established for the benefit of the lenders, were used to refinance a portion of the acquisition costs of Light-Servicos de Eletricidade S.A. (Light). The loan, which is non-recourse to the Company and HL&P, restricts payments of dividends if Light fails to meet certain financial covenants. The loan is secured by, among other things, a pledge of the shares of Light. HI Energy acquired an 11.35 percent interest in Light in May 1996 for $392 million.

               In February 1996, three Texas cities filed a lawsuit against HL&P and Houston Industries Finance, Inc., formerly a wholly-owned subsidiary of the Company, seeking recovery of unspecified damages relating to the alleged underpayment of municipal franchise fees. In April 1997, the plaintiffs amended their pleadings to assert damages alleged to exceed $250 million. The Company and HL&P believe that the lawsuit is without merit. The Company and HL&P cannot estimate a range of possible losses, if any, from this lawsuit, nor can any assurance be given as to its ultimate outcome. For additional information regarding this lawsuit, reference is made to Note 11(c) to the financial statements included in the Form 10-K, which Note is incorporated herein by reference.

               In May 1997, the Company sold in open market transactions 550,000 shares of Time Warner Inc. (Time Warner) common stock for approximately $25 million, representing an average sales price of $45.49 per share, net of fees and other commissions . For information regarding the Company's investment in Time Warner securities, see Notes 1(j) and 13 to the financial statements included in the Form 10-K.

(9)            INTERIM PERIOD RESULTS: RECLASSIFICATIONS

               The results of interim periods are not necessarily indicative of results expected for the year due to the seasonal nature of HL&P's business. In the opinion of management, the interim information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a full presentation of the results for the interim periods. Certain amounts from the previous year have been reclassified to conform to the 1997 presentation of financial statements. Such reclassifications do not affect earnings.

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

         Statements contained in this Form 10-Q that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements are expectations as to future economic performance and are not statements of fact. Actual results may differ materially from those projected in these statements. Important factors that could cause future results to differ include the effects of competition, legislative and regulatory changes, fluctuations in the weather and changes in the economy as well as other factors discussed in this and other filings by the Company and HL&P with the SEC. When used in the Company's and HL&P's documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" or similar words are intended to
identify forward-looking statements.   The sections of Management's Discussion
and Analysis of Financial Condition and Results of Operations captioned "The Merger," "Recent Developments" and "New Accounting Issues" contain or incorporate forward-looking statements.

                                   THE MERGER

         On December 17, 1996, the shareholders of the Company and NorAm approved a Merger Agreement providing for the merger of the Company into HL&P and the merger of NorAm into a subsidiary of the Company (Merger Sub). Upon consummation of the Merger, HL&P, the surviving corporation of the Company/HL&P merger, will be renamed "Houston Industries Incorporated" (Houston) and Merger Sub, the surviving corporation of the NorAm/Merger Sub merger, will be renamed "NorAm Energy Corp." and will become a wholly-owned subsidiary of Houston.

         For additional information regarding the Merger, reference is made to "Liquidity and Capital Resources--Company--Sources of Capital Resources and Liquidity" below, Note 2 to the Interim Financial Statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations--The Merger" in the Form 10-K and Note 16 to the Financial Statements contained in the Form 10-K.

                             RESULTS OF OPERATIONS

                                    COMPANY

         A summary of selected financial data for the Company and its subsidiaries is set forth below:

                                                                     Three Months Ended
                                                                           March 31,
                                                               -------------------------------       Percent
                                                                   1997                1996          Change
                                                               -----------          ----------      ---------
                                                                   (Thousands of Dollars)
         Revenues . . . . . . . . . . . . . . . . . .           $ 878,101           $ 823,507           7
         Operating Expenses . . . . . . . . . . . . .             721,885             686,368           5
         Operating Income . . . . . . . . . . . . . .             156,216             137,139          14
         Other Income (Expense) . . . . . . . . . . .               8,641             (84,873)         --
         Interest and Other Charges . . . . . . . . .              84,755              78,916           7
         Income Taxes . . . . . . . . . . . . . . . .              20,482              (9,910)         --
         Net Income (Loss)  . . . . . . . . . . . . .              59,620             (16,740)         --

         The Company's consolidated earnings for the first quarter of 1997 were $60 million or $.26 per share compared to a first quarter 1996 consolidated loss of $17 million or a loss of $.07 per share.

         First quarter 1996 earnings included non-recurring charges of $62 million (after-tax) taken in connection with the settlement of litigation claims relating to the South Texas Project and $5 million associated with an investment in two tire-to-energy plants in Illinois. Excluding these non-recurring charges, the Company's 1996 first quarter earnings would have been $50 million or $.20 per share.

         The improvement in first quarter 1997 results of operations reflects a decrease in HL&P operation and maintenance expenses and improved results of operations at HI Energy. The Company's 1997 first quarter results of operation include $10 million in equity earnings from HI Energy's investments in foreign electric utility systems in Brazil (acquired in May 1996) and Argentina. For additional information regarding HI Energy's foreign investments, see Note 4 to the financial statements in the Form 10-K.

                                      HL&P

         A summary of selected financial data for HL&P is set forth below:

                                                                     Three Months Ended
                                                                           March 31,
                                                               -------------------------------    Percent
                                                                     1997              1996        Change
                                                               -------------      -------------    ------
                                                                   (Thousands of Dollars)
         Base Revenues (1)  . . . . . . . . . . . . .           $ 552,547           $ 552,335          --
         Reconcilable Fuel Revenues (2) . . . . . . .             303,987             259,630          17
         Operating Expenses (3) . . . . . . . . . . .             730,339             692,311           5
         Operating Income (3) . . . . . . . . . . . .             126,195             119,654           5
         Other Income (Expense) (3) . . . . . . . . .              (4,867)            (63,979)         --
         Interest Charges . . . . . . . . . . . . . .              58,164              59,230          (2)
         Income (Loss) After
           Preferred Dividends  . . . . . . . . . . .              61,039             (10,187)         --
         -----------------

         (1)   Includes miscellaneous revenues, certain non-reconcilable fuel revenues and certain purchased power related revenues.
         (2)   Includes revenues collected through a fixed fuel factor net of adjustment for over/under recovery. See "Operating Revenues and Sales" below.
         (3)   Includes income taxes.

      HL&P's first quarter 1997 net income after preferred dividends was $61 million compared to a loss of $10 million in the first quarter of 1996. Excluding the effects of the $62 million after-tax charge described above, HL&P's first quarter 1996 net income after preferred dividends would have been $52 million. The improved results of operations at HL&P reflect a $10 million decrease in operation and maintenance expenses and a $5 million decrease in preferred dividends.

OPERATING REVENUES AND SALES

         Notwithstanding mild weather in the first quarter of 1997, HL&P's base revenues between the quarterly periods were relatively unchanged. The adverse effects of weather-related factors were offset by increases in the number of customers in the first quarter of 1997.

         Reconcilable fuel revenue increased 17 percent in the first quarter of 1997 primarily as a result of an increase in natural gas prices. The Public Utility Commission of Texas (Utility Commission) permits recovery of certain fuel and purchased power costs through a fixed fuel factor included in electric rates. The fixed fuel factor is established during either a utility's general rate proceeding or its fuel factor proceeding and is generally effective for a minimum of six months. Since reconcilable fuel revenues are adjusted monthly to equal expenses, these items have no effect on earnings unless fuel costs are subsequently determined by the Utility Commission not to be recoverable. The adjusted over/under recovery of fuel costs is recorded on HL&P's Balance Sheets as fuel-related credits or fuel- related debits. For information regarding the recovery of fuel costs, see "Business of HL&P--Fuel --Recovery of Fuel Costs " in Item 1 of the Form 10-K.

         At March 31, 1997, HL&P's cumulative under-recovery of fuel costs was $93 million. In January 1997, HL&P implemented a $70 million temporary fuel surcharge, inclusive of interest through June 30, 1997. The fuel surcharge was intended to recover HL&P's cumulative fuel under-recovery balance as of August 31, 1996. In April 1997, HL&P filed with the Utility Commission a request to implement a $62 million temporary fuel surcharge, inclusive of interest, during the six-month period beginning July 1, 1997. HL&P requested the surcharge in order to recover its under-recovery of fuel expenses for the period between September 1996 and February 1997.

FUEL AND PURCHASED POWER EXPENSES

         HL&P's 1997 first quarter fuel expenses increased $22 million compared to the first quarter of 1996. The increase was due to an increase in the unit cost of natural gas. The average cost of fuel for the first quarter of 1997 was $1.88 per million British Thermal Units (MMBtu) compared to $1.70 per MMBtu for the same period in 1996, including an average gas cost of $3.09 per MMBtu
and $2.13 per MMBtu, respectively.   Purchased power expense increased $23
million for the first quarter of 1997 primarily as a result of increased energy purchases and higher unit costs.

OTHER OPERATING EXPENSES

         HL&P's 1997 first quarter operation and maintenance expenses decreased $10 million in comparison to the first quarter of 1996. The largest component of the decrease related to pension benefit costs, which declined during the first quarter of 1997 as a result of an increase in the estimated return on assets held in the Company's pension benefit plans. Other factors relating to the decline in operation and maintenance expenses included a reduction in severance cost expenses between the two periods. Other operating expenses were relatively constant between the two periods.

         In each of the first quarter of 1997 and 1996, depreciation and amortization expense included (i) a $13 million write down of HL&P's investment in the South Texas Project and (ii) a $5 million write down of HL&P's investment in lignite reserves associated with a canceled generation project. The settlement of HL&P's most recent rate case (Docket No. 12065) permits HL&P to write down up to $50 million per year of its investment in the South Texas Project through December 31, 1999. HL&P must amortize the remaining $98 million of its investment in the lignite reserves no later than 2002. For additional information regarding these expenses, see Note 3(a) to the Financial Statements included in the Form 10-K.

                              RECENT DEVELOPMENTS

          In connection with the current session of the Texas legislature, various proposals have been discussed that would permit Texas retail electric customers to choose their own electric suppliers beginning in December 2001. The proposals include provisions relating to full stranded cost recovery, rate reductions, rate freezes, the unbundling of generation operations, transmission and distribution operations and customer service operations, and the securitization of regulatory assets. The Company and HL&P are reviewing the proposals.

However, at this time, the Company and HL&P cannot predict what, if any, action the Texas legislature may take on the proposals or the ultimate form in which such proposals may be adopted, if at all. The 1997 session of the Texas legislature is scheduled to end on June 2, 1997.

         A number of bills have been introduced in the United States Congress calling for the repeal of the 1935 Act and/or requiring that retail electric customers be permitted to choose their own electric supplier. Although the Company and HL&P cannot predict what action Congress may take with respect to these bills, enactment of any of these bills would likely have a profound effect on the electric utility industry.

         In March 1997, the Utility Commission issued a final order in a rate proceeding involving a Texas utility that owns a 25.2 percent interest in the South Texas Project. HL&P owns a 30.8 percent interest in the South Texas Project. A major provision of the Utility Commission's final order was the categorization of approximately $859 million of the utility's investment in the South Texas Project as Excess Cost Over Market (ECOM). The term ECOM refers to the amount of cost that potentially would become "stranded" if retail competition were mandated and prices were set by the market rather than being determined by current regulatory standards of reasonable and necessary cost of providing service. The final order reduced the utility's return on common equity for the ECOM portion of its investment in the South Texas Project to 7.96 percent, as compared with the 10.9 percent return on common equity approved for all other invested capital. At the same time, the final order accelerated the recovery of the $859 million designated as ECOM to 20 years from the remaining 32-year life of the South Texas Project. The Company and HL&P are unable to predict at this time whether the policies reflected in this rate order will be applied to other Texas utilities.

         As discussed in Note 1(b) (System of Accounts and Effects of Regulation) to the financial statements contained in the Form 10-K, HL&P follows the accounting policies set forth in SFAS No. 71. The accounting staff of the SEC has raised issues with respect to the continued use of SFAS No. 71 by other utilities in the context of the enactment of regulations providing for increased competition and market-based pricing. These issues have been referred to the Emerging Issues Task Force (EITF) of the FASB for consideration at its May 1997 meeting. The Company and HL&P cannot predict what position the EITF may adopt regarding these issues or how the EITF's position may be applied in the context of future legislation affecting HL&P.

         For information on other developments, factors, and trends that may have an impact on the Company's and HL&P's future earnings, reference is made to Item 7 of the Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations --The Merger " and "--Certain Factors Affecting Future Earnings of the Company and HL&P."

                        LIQUIDITY AND CAPITAL RESOURCES

                                    COMPANY

GENERAL

         During the first quarter of 1997, the Company' s net cash from operating activities and financing activities was $39 million and $34 million, respectively. The Company's first quarter investment activities resulted in expenditures of $65 million, of which $44 million represented HL&P capital expenditures. The Company's primary financing activities during the first quarter of 1997 were the payment of dividends on its common stock, the redemption of preferred stock, the redemption or repayment of long-term debt and the sale of pollution control revenue bonds and HL&P trust securities.

SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

         As of March 31, 1997, the Company had approximately $1.1 billion of commercial paper outstanding, supported by two bank credit facilities aggregating $1.5 billion. As of this date, HL&P had approximately $328 million of commercial paper outstanding, supported by a bank credit facility of $400 million. Rates paid by the Company and HL&P on their short-term borrowings are generally lower than the prime rate.

         The cash portion of the Merger consideration (estimated to be approximately $1.25 billion) is expected to be funded through bank borrowings under new bank credit facilities (Bank Facilities) to be arranged by a newly-formed subsidiary of Houston with a group of commercial banks. For information regarding the proposed credit facility, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources--Company--Sources of Capital Resources and Liquidity--The Merger" in the Form 10-K. In April 1997, the Company negotiated an extension of the term of the bank commitments for the Bank Facilities to October 31, 1997. The Company has paid fees relating to the commitments of approximately $1.6 million.

         In April 1997, a subsidiary of HI Energy borrowed $167.5 million under a five-year term loan facility. The proceeds of the loan, net of a $17.5 million deposited in a debt reserve account for the benefit of the lenders, were used to refinance a portion of the acquisition costs of Light. For additional information, see Note 8 to the Interim Financial Statements.

RATIOS OF EARNINGS TO FIXED CHARGES

         The Company's ratios of earnings to fixed charges for the three and twelve months ended March 31, 1997, were 1.92 and 3.04, respectively. The Company believes that the ratio for the three-month period is not necessarily indicative of the ratio for a twelve-month period due to the seasonal nature of HL&P's business.

                                      HL&P
GENERAL

         During the first quarter of 1997, HL&P's net cash from operating activities and financing activities was $40 million and $5 million, respectively. HL&P's first quarter investment activities resulted in expenditures of $45 million, of which $44 million represented capital expenditures. The 1997 annual budget for capital and nuclear expenditures is $239 million. HL&P's primary financing activities during the first quarter of 1997 were the payment of dividends, the redemption of preferred stock, the redemption or repayment of long-term debt and the sale of pollution control revenue bonds and HL&P trust securities, as described in greater detail below.

SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

         As of March 31, 1997, HL&P had approximately $328 million of commercial paper outstanding. HL&P's commercial paper borrowings are supported by a bank line of credit of $400 million. A temporary $346 million increase in the amount of the facility was in effect during a portion of the first quarter of 1997.

         In January 1997, the BRA and MCND issued on behalf of HL&P $118 million aggregate principal amount of pollution control revenue bonds. As of March 31, 1997, the new bonds bore a floating daily interest rate and mature in 2018 and 2028, respectively. HL&P used the proceeds from the sale of these securities to redeem, at 102% of their aggregate principal amount, pollution control revenue bonds aggregating $118 million. For additional information regarding the bonds, see Note 6 to the Interim Financial Statements.

         In February 1997, two Delaware business trusts established by HL&P issued capital securities and preferred securities aggregating $350 million. The Trusts sold securities to the public ($100 million of 8.257% capital securities and $250 million of 8.125% preferred securities) and used the proceeds to purchase subordinated debentures from HL&P. HL&P used the proceeds from the sale of the subordinated debentures for general corporate purposes, including the repayment of short-term debt and the redemption of three series of cumulative preferred stock having an aggregate liquidation value of $125 million. For additional information regarding these securities, see Note 7 to the Interim Financial Statements.

         In the first quarter of 1997, HL&P repaid at maturity $40 million aggregate principal amount of its 5 1/4% series first mortgage bonds and $150 million aggregate principal amount of its 7 5/8% series first mortgage bonds. HL&P redeemed the remaining $25.7 million of its $9.375 series preferred stock in April 1997.

RATIOS OF EARNINGS TO FIXED CHARGES

         HL&P's ratios of earnings to fixed charges for the three and twelve months ended March 31, 1997 were 2.56 and 4.13, respectively. HL&P's ratios of earnings to fixed charges and preferred dividends for the three and twelve months ended March 31, 1997 were 2.43 and 3.71, respectively. HL&P believes that the ratios for the three-month period are not necessarily indicative of the ratios for a twelve-month period due to the seasonal nature of HL&P's business.

                             NEW ACCOUNTING ISSUES

         For information regarding SFAS No. 128, "Earnings Per Share," which will be effective for the Company's 1997 fiscal year, see Note 5 to the Interim Financial Statements.

                          PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

                 For a description of legal proceedings affecting the Company and its subsidiaries, reference is made to Note 8 of the Interim Financial Statements, Item 3 of the Form 10-K and Notes 2(b), 3, 10 and 11(c) to the Financial Statements in the Form 10-K, which information is incorporated herein by reference.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

      Company

                 At the annual meeting of the Company's shareholders held on May 9, 1997, the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non- votes as to such matters (including a separate tabulation with respect to each nominee for office) were as stated below:

                 For Item 1, the election of four nominees for Class I directors to serve three-year terms expiring in 2000:

                                                         For           Against or Withheld    Broker Non-Vote
                                                        -----          -------------------    ---------------
                 Robert J. Cruikshank                207,334,178            6,513,323                0
                 Linnet F. Deily                     207,634,170            6,213,331                0
                 Lee W. Hogan                        207,578,134            6,269,367                0
                 Alexander F. Schilt                 207,436,204            6,411,297                0

                 For Item 2, the adoption of an Amendment to the 1994 Houston Industries Incorporated Long-Term Incentive Compensation Plan:

                     For                 Against              Abstain            Broker Non-Vote
                 ---------              ----------           ----------          ----------------
                 193,894,695            15,772,203            4,180,599               4

                 For Item 3, the ratification of the appointment of Deloitte & Touche LLP as independent accountants and auditors for the Company for 1997:

                     For                 Against              Abstain            Broker Non-Vote
                 ---------              ----------           ----------          ----------------
                  210,392,841            1,950,691            1,503,968                1

      HL&P

                 The annual shareholder meeting of HL&P was held on May 9, 1997. The Company, the owner and holder of all of the outstanding Class A voting common stock of HL&P, by the duly authorized vote of its Chairman and Chief Executive Officer, Don D. Jordan, elected the following Board of Directors for the ensuing year or until their successors shall have qualified:

                            Charles R. Crisp                         Hugh Rice Kelly
                            William T. Cottle                        R. Steve Letbetter
                            Jack D. Greenwade                        David M. McClanahan
                            Lee W. Hogan                             Stephen W. Naeve
                            Don D. Jordan                            Stephen C. Schaeffer
                                                                     Robert L. Waldrop

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Houston Industries Incorporated:

         Exhibit 3 -              Amended and Restated Bylaws of the Company
                                  (effective December 4, 1996).

         Exhibit 11 -             Computation of Earnings per Common Share and
                                  Common Equivalent Share.

         Exhibit 12 -             Computation of Ratios of Earnings to Fixed
                                  Charges.

         Exhibit 27 -             Financial Data Schedule.

         Exhibit 99(a) -          Notes 1(b), 1(n), 1(o), 1(p), 2, 3, 11 and 16
                                  to the Financial Statements included on pages
                                  60 through 65, pages 76 through 77, and pages
                                  80 through 81 of the Form 10-K.

         Houston Lighting & Power Company:

         Exhibit 12 -             Computation of Ratios of Earnings to Fixed
                                  Charges and Ratios of Earnings to Fixed
                                  Charges and Preferred Dividends.

         Exhibit 27 -             Financial Data Schedule.

         Exhibit 99(a) -          Notes 1(b), 1(n), 1(o), 1(p), 2, 3, 11 and 16
                                  to the Financial Statements included on pages
                                  60 through 65, pages 76 through 77, and pages
                                  80 through 81 of the Form 10-K.

(b)      Reports on Form 8-K.

         Form 8-K of HL&P dated February 4, 1997. (Item 5)
         Form 8-K of the Company and HL&P dated February 5, 1997. (Item 5)

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HOUSTON INDUSTRIES INCORPORATED
                                                  (Registrant)




                                            /s/ Mary P. Ricciardello
                                     --------------------------------------
                                              Mary P. Ricciardello
                                         Vice President and Comptroller
                                         (Principal Accounting Officer)




Date:  May 14,1997

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HOUSTON LIGHTING & POWER COMPANY
                                                 (Registrant)




                                           /s/ Mary P. Ricciardello
                                     -----------------------------------
                                             Mary P. Ricciardello
                                        Vice President and Comptroller
                                        (Principal Accounting Officer)





Date:  May 14, 1997

                               INDEX TO EXHIBITS

         Exhibit No.                             Description
         -----------                             -----------

         Houston Industries Incorporated:

         Exhibit 3 -              Amended and Restated Bylaws of the Company
                                  (effective December 4, 1996).

         Exhibit 11 -             Computation of Earnings per Common Share and
                                  Common Equivalent Share.

         Exhibit 12 -             Computation of Ratios of Earnings to Fixed
                                  Charges.

         Exhibit 27 -             Financial Data Schedule.

         Exhibit 99(a) -          Notes 1(b), 1(n), 1(o), 1(p), 2, 3, 11 and 16
                                  to the Financial Statements included on pages
                                  60 through 65, pages 76 through 77, and pages
                                  80 through 81 of the Form 10-K.

         Houston Lighting & Power Company:

         Exhibit 12 -             Computation of Ratios of Earnings to Fixed
                                  Charges and Ratios of Earnings to Fixed
                                  Charges and Preferred Dividends.

         Exhibit 27 -             Financial Data Schedule.

         Exhibit 99(a) -          Notes 1(b), 1(n), 1(o), 1(p), 2, 3, 11 and 16
                                  to the Financial Statements included on pages
                                  60 through 65, pages 76 through 77, and pages
                                  80 through 81 of the Form 10-K.