Form 10-Q
period 1997-06-30
HOUSTON INDUSTRIES INC /OLD; HOUSTON INDUSTRIES INC
filed 1997-08-14
CIK 202131, 48732

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                         ______________________________

Commission file number 1-7629

                        HOUSTON INDUSTRIES INCORPORATED*
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

                       HOUSTON LIGHTING & POWER COMPANY*
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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No _


                         ______________________________

*On August 6, 1997, Houston Industries Incorporated (Company) merged with and into Houston Lighting & Power Company (HL&P), which was renamed "Houston Industries Incorporated" (Houston). Pursuant to the merger, each outstanding share of Company common stock was converted into one share of Houston common stock (including associated preference stock purchase rights). As of August 6, 1997, Houston had 294,637,686 shares of common stock outstanding, including 12,669,031 ESOP shares not deemed outstanding for financial reporting purposes. All treasury shares of the Company and all shares of Class A and Class B common stock of HL&P were canceled in the merger.

      HOUSTON INDUSTRIES INCORPORATED AND HOUSTON LIGHTING & POWER COMPANY
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

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

                               TABLE OF CONTENTS

Part I.          Financial Information                                        Page No.
------           ---------------------                                        --------
                 Item 1.      Financial Statements

                 Houston Industries Incorporated and Subsidiaries

                       Statements of Consolidated Income
                       Three Months and Six Months Ended
                       June 30, 1997 and 1996                                        3

                       Consolidated Balance Sheets
                       June 30, 1997 and December 31, 1996                           4

                       Statements of Consolidated Cash Flows
                       Six Months Ended June 30, 1997 and 1996                       6

                       Statements of Consolidated Retained Earnings
                       Three Months and Six Months Ended
                       June 30, 1997 and 1996                                        7

                       Notes to Consolidated Financial Statements                   13

                 Houston Lighting & Power Company

                       Statements of Income
                       Three Months and Six Months Ended
                       June 30, 1997 and 1996                                        8

                       Balance Sheets
                       June 30, 1997 and December 31, 1996                           9

                       Statements of Cash Flows
                       Six Months Ended June 30, 1997 and 1996                      11

                       Statements of Retained Earnings
                       Three Months and Six Months Ended
                       June 30, 1997 and 1996                                       12

                       Notes to Financial Statements                                13

                 Item 2.      Management's Discussion and Analysis
                              of Financial Condition and Results of
                              Operations                                            19

Part II.         Other Information
-------          -----------------

                 Item 1.      Legal Proceedings                                     27

                 Item 4.      Submission of Matters to a Vote of                    27
                              Security-Holders

                 Item 6.      Exhibits and Reports on Form 8-K                      27

                 Signatures                                                         30

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                 Three Months Ended                Six Months Ended
                                                                       June 30,                         June 30,
                                                              -------------------------      --------------------------
                                                                  1997          1996            1997           1996
                                                              ----------      ---------      ----------     -----------
REVENUES:
   Electric utility   . . . . . . . . . . . . . . . . . .      $1,043,020     $1,099,971     $1,899,554      $1,911,936
   Other  . . . . . . . . . . . . . . . . . . . . . . . .          21,428         13,792         42,995          26,248
                                                               ----------     ----------     ----------      ----------
     Total  . . . . . . . . . . . . . . . . . . . . . . .       1,064,448      1,113,763      1,942,549       1,938,184
                                                               ----------     ----------     ----------      ----------

EXPENSES:
   Electric Utility:
     Fuel   . . . . . . . . . . . . . . . . . . . . . . .         247,033        300,666        466,362         498,288
     Purchased power  . . . . . . . . . . . . . . . . . .          78,632         74,137        179,624         152,316
     Operation and maintenance  . . . . . . . . . . . . .         260,823        237,366        444,456         430,814
     Taxes other than income taxes  . . . . . . . . . . .          58,608         65,303        121,420         127,868
   Depreciation and amortization  . . . . . . . . . . . .         131,897        129,511        262,887         258,858
   Other operating expenses   . . . . . . . . . . . . . .          40,283         20,500         64,412          46,293
                                                               ----------     ----------     ----------      ----------
     Total  . . . . . . . . . . . . . . . . . . . . . . .         817,276        827,483      1,539,161       1,514,437
                                                               ----------     ----------     ----------      ----------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . .         247,172        286,280        403,388         423,747
                                                               ----------     ----------     ----------      ----------
OTHER INCOME (EXPENSE):
   Litigation settlements   . . . . . . . . . . . . . . .                                                       (95,000)
   Time Warner dividend income  . . . . . . . . . . . . .          10,312         10,402         20,715          20,805
   Allowance for other funds used
     during construction  . . . . . . . . . . . . . . . .             585          1,051           (142)          2,182
   Other - net  . . . . . . . . . . . . . . . . . . . . .            (566)         1,073         (1,601)           (662)
                                                               ----------     ----------     ----------      ----------
     Total  . . . . . . . . . . . . . . . . . . . . . . .          10,331         12,526         18,972         (72,675)
                                                               ----------     ----------     ----------      ----------
INTEREST AND OTHER CHARGES:
   Interest on long-term debt   . . . . . . . . . . . . .          60,293         68,857        123,094         140,252
   Other interest   . . . . . . . . . . . . . . . . . . .          18,682          9,475         35,093          11,049
   Distribution on trust securities   . . . . . . . . . .           7,155                        11,673
   Allowance for borrowed funds used
     during construction  . . . . . . . . . . . . . . . .            (745)          (672)        (1,845)         (1,357)

   Preferred dividends of subsidiary  . . . . . . . . . .              97          5,313          2,222          11,945
                                                               ----------     ----------     ----------      ----------
     Total  . . . . . . . . . . . . . . . . . . . . . . .          85,482         82,973        170,237         161,889
                                                               ----------      ---------     ----------      ----------
INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . .         172,021        215,833        252,123         189,183

INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . .          50,558         70,499         71,040          60,589
                                                               ----------      ---------     ----------      ----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .      $  121,463      $ 145,334     $  181,083      $  128,594
                                                               ==========      =========     ==========      ==========
EARNINGS PER COMMON SHARE . . . . . . . . . . . . . . . .      $     0.52      $    0.58     $     0.77       $    0.52

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . .      $    0.375      $   0.375     $     0.75       $    0.75

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING (000)  . . . . . . . . . . . . . . . . .         233,919        248,656        233,805         248,561


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS




                                                                                     June 30,             December 31,
                                                                                      1997                   1996
                                                                                  -------------          -------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
   Electric plant:
      Electric plant in service   . . . . . . . . . . . . . . . . . . . . . .     $  12,524,704          $  12,387,375
      Construction work in progress   . . . . . . . . . . . . . . . . . . . .           173,555                251,497
      Nuclear fuel  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           251,964                241,001
      Plant held for future use   . . . . . . . . . . . . . . . . . . . . . .            48,631                 48,631
   Other property   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           118,207                 86,969
                                                                                  -------------          -------------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,117,061             13,015,473

   Less accumulated depreciation and amortization   . . . . . . . . . . . . .         4,481,491              4,259,050
                                                                                  -------------          -------------
            Property, plant and equipment - net . . . . . . . . . . . . . . .         8,635,570              8,756,423
                                                                                  -------------          -------------
CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .             8,966                  8,001
   Special deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                16                     10
   Accounts receivable - net  . . . . . . . . . . . . . . . . . . . . . . . .            28,826                 36,277
   Accrued unbilled revenues  . . . . . . . . . . . . . . . . . . . . . . . .            56,342                 77,853
   Time Warner dividends receivable   . . . . . . . . . . . . . . . . . . . .            10,313                 10,313
   Fuel stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            42,846                 61,795
   Materials and supplies, at average cost  . . . . . . . . . . . . . . . . .           123,781                130,380
   Prepayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            26,281                 19,291
                                                                                  -------------          -------------
            Total current assets  . . . . . . . . . . . . . . . . . . . . . .           297,371                343,920
                                                                                  -------------          -------------
OTHER ASSETS:
   Investment in Time Warner securities   . . . . . . . . . . . . . . . . . .           990,000              1,027,500
   Deferred plant costs - net   . . . . . . . . . . . . . . . . . . . . . . .           574,461                587,352
   Equity investments in and advances to foreign and
      non-regulated affiliates - net  . . . . . . . . . . . . . . . . . . . .           682,193                501,991
   Regulatory tax asset - net   . . . . . . . . . . . . . . . . . . . . . . .           358,474                362,310
   Deferred debits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           345,770                306,473
   Unamortized debt expense and premium on
     reacquired debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           166,812                153,823
   Recoverable project costs - net  . . . . . . . . . . . . . . . . . . . . .           143,120                163,630
   Fuel-related debits  . . . . . . . . . . . . . . . . . . . . . . . . . . .           102,466                 84,435
                                                                                  -------------          -------------
            Total other assets  . . . . . . . . . . . . . . . . . . . . . . .         3,363,296              3,187,514
                                                                                  -------------          -------------
               Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  12,296,237          $  12,287,857
                                                                                  =============          =============


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                                                        June 30,             December 31,
                                                                                          1997                   1996
                                                                                      -------------         -------------
CAPITALIZATION:
   Common Stock Equity:
      Common stock, no par value  . . . . . . . . . . . . . . . . . . . . . . . .     $   2,450,312         $   2,446,754
      Treasury stock, at cost   . . . . . . . . . . . . . . . . . . . . . . . . .          (361,196)             (361,196)
      Unearned ESOP shares  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (238,534)             (251,350)
      Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,003,194             1,997,490
      Unrealized loss on investment in Time Warner
          common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                  (3,737)
                                                                                      -------------         -------------
             Total common stock equity  . . . . . . . . . . . . . . . . . . . . .         3,853,776             3,827,961
                                                                                      -------------         -------------
   Cumulative preferred stock of subsidiary, no par
      value, not subject to mandatory redemption  . . . . . . . . . . . . . . . .             9,740               135,179
                                                                                      -------------         -------------

   HL&P obligated mandatorily redeemable securities of
      subsidiary trusts holding solely subordinated
      debentures of HL&P  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           340,785
                                                                                      -------------         -------------
   Long-Term Debt:
      Debentures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           349,190               349,098
      Long-term debt of subsidiaries:
          First mortgage bonds  . . . . . . . . . . . . . . . . . . . . . . . . .         2,495,078             2,670,041
          Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           156,345
          Pollution control revenue bonds . . . . . . . . . . . . . . . . . . . .           118,000                 5,000
          Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,057                 1,511
                                                                                      -------------         -------------
             Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . .         3,120,670             3,025,650
                                                                                      -------------         -------------
                 Total capitalization . . . . . . . . . . . . . . . . . . . . . .         7,324,971             6,988,790
                                                                                      -------------         -------------
CURRENT LIABILITIES:
   Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,301,809             1,337,872
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           135,121               157,682
   Taxes accrued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           150,777               191,011
   Interest accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            64,448                67,707
   Dividends declared . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            92,548                92,515
   Customer deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            49,808                53,633
   Current portion of long-term debt and preferred
      stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            41,129               254,463
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            68,509                89,238
                                                                                      -------------         -------------
             Total current liabilities  . . . . . . . . . . . . . . . . . . . . .         1,904,149             2,244,121
                                                                                      -------------         -------------
DEFERRED CREDITS:
   Accumulated deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .         2,250,286             2,265,031
   Unamortized investment tax credit  . . . . . . . . . . . . . . . . . . . . . .           363,992               373,749
   Fuel-related credits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            90,390                74,639
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           362,449               341,527
                                                                                      -------------         -------------
             Total deferred credits . . . . . . . . . . . . . . . . . . . . . . .         3,067,117             3,054,946
                                                                                      -------------         -------------
COMMITMENTS AND CONTINGENCIES

                 Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  12,296,237         $  12,287,857
                                                                                      =============         =============


                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                         ------------------------------
                                                                                            1997                1996
                                                                                         ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  181,083          $  128,594

    Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . .       262,887             258,858
       Amortization of nuclear fuel   . . . . . . . . . . . . . . . . . . . . . . . .        14,856              14,895
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (16,758)            (13,479)
       Investment tax credit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (9,757)             (9,728)
       Allowance for other funds used during construction   . . . . . . . . . . . . .           142              (2,182)
       Contribution of Time Warner securities   . . . . . . . . . . . . . . . . . . .        19,463
       Fuel cost over/(under) recovery - net  . . . . . . . . . . . . . . . . . . . .       (18,031)            (89,988)
       Changes in other assets and liabilities:
           Accounts receivable - net  . . . . . . . . . . . . . . . . . . . . . . . .        28,962               4,317
           Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        36,074               5,551
           Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,995)             (4,618)
           Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (22,561)             30,650
           Interest and taxes accrued . . . . . . . . . . . . . . . . . . . . . . . .       (43,493)            (47,326)
           Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .       (24,666)             (1,396)
           Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,242               1,450
                                                                                         ----------          ----------
               Net cash provided by operating activities  . . . . . . . . . . . . . .       416,448             275,598
                                                                                         ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Electric capital and nuclear fuel expenditures
       (including allowance for borrowed funds used
       during construction)   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (93,558)           (153,079)
    Non-regulated electric power project expenditures and
       advances (including capitalized interest)  . . . . . . . . . . . . . . . . . .      (211,609)           (438,563)
    Sale of Time Warner securities  . . . . . . . . . . . . . . . . . . . . . . . . .        25,043
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,082)            (22,529)
                                                                                         ----------          ----------
               Net cash used in investing activities  . . . . . . . . . . . . . . . .      (285,206)           (614,171)
                                                                                         ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of HL&P obligated mandatorily
       redeemable securities of subsidiary trusts holding
       solely subordinated debentures of HL&P   . . . . . . . . . . . . . . . . . . .       340,785
    Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . . . .                           (27,156)
    Payment of matured bonds  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (190,000)           (150,000)
    Proceeds from issuance of pollution control revenue
       bonds  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       115,739
    Redemption of preferred stock   . . . . . . . . . . . . . . . . . . . . . . . . .      (153,628)            (51,400)
    Payment of common stock dividends   . . . . . . . . . . . . . . . . . . . . . . .      (175,235)           (186,093)
    Increase/(Decrease)in notes payable - net   . . . . . . . . . . . . . . . . . . .       120,282             825,836
    Extinguishment of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .      (190,338)            (85,263)
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,118               6,020
                                                                                         ----------          ----------
               Net cash provided by/(used in) financing
                 activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (130,277)            331,944
                                                                                         ----------          ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . .           965              (6,629)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . .         8,001              11,779
                                                                                         ----------          ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . . .    $    8,966          $    5,150
                                                                                         ==========          ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------
    Cash Payments:
       Interest (net of amounts capitalized)  . . . . . . . . . . . . . . . . . . . .    $  178,378          $  150,742
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        64,994              56,299

                See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)


                                                                  Three Months Ended                Six Months Ended
                                                                       June 30,                         June 30,
                                                              --------------------------      ---------------------------
                                                                 1997             1996           1997            1996
                                                              ----------      ----------      ----------       ----------
Balance at Beginning of Period  . . . . . . . . . . . . .     $1,969,454      $1,843,723      $1,997,490       $1,953,672

Net Income for the Period . . . . . . . . . . . . . . . .        121,463         145,334         181,083          128,594
                                                              ----------      ----------      ----------       ----------

Total . . . . . . . . . . . . . . . . . . . . . . . . . .      2,090,917       1,989,057       2,178,573        2,082,266

Common Stock Dividends  . . . . . . . . . . . . . . . . .        (87,723)        (92,884)       (175,379)        (186,093)
                                                              ----------      ----------      ----------       ----------

Balance at End of Period  . . . . . . . . . . . . . . . .     $2,003,194      $1,896,173      $2,003,194       $1,896,173
                                                              ==========      ==========      ==========       ==========


                See Notes to Consolidated Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)



                                                              Three Months Ended        Six Months Ended
                                                                    June 30,                June 30,
                                                         -------------------------  ----------------------
                                                              1997          1996        1997         1996
                                                         -----------   ------------ -----------   -----------
OPERATING REVENUES  . . . . . . . . . . . . . . . . . .  $ 1,043,020   $ 1,099,971  $ 1,899,554   $ 1,911,936
                                                         -----------   -----------  -----------   -----------
OPERATING EXPENSES:
   Fuel . . . . . . . . . . . . . . . . . . . . . . . .      247,033       300,666      466,362       498,288
   Purchased power  . . . . . . . . . . . . . . . . . .       78,632        74,137      179,624       152,316
   Operation  . . . . . . . . . . . . . . . . . . . . .      202,183       160,739      329,566       300,511
   Maintenance  . . . . . . . . . . . . . . . . . . . .       58,640        76,627      114,890       130,303
   Depreciation and amortization  . . . . . . . . . . .      130,732       129,377      260,982       257,811
   Income taxes . . . . . . . . . . . . . . . . . . . .       72,899        82,242      106,222       114,305
   Other taxes  . . . . . . . . . . . . . . . . . . . .       58,608        65,303      121,420       127,868
                                                         -----------   -----------  -----------   -----------
        Total . . . . . . . . . . . . . . . . . . . . .      848,727       889,091    1,579,066     1,581,402
                                                         -----------   -----------  -----------   -----------
OPERATING INCOME  . . . . . . . . . . . . . . . . . . .      194,293       210,880      320,488       330,534
                                                         -----------   -----------  -----------   -----------
OTHER INCOME (EXPENSE):
   Litigation settlements (net of tax)  . . . . . . . .                                               (61,750)
   Allowance for other funds used
      during construction . . . . . . . . . . . . . . .          585         1,051         (142)        2,182
   Other - net  . . . . . . . . . . . . . . . . . . . .       (3,702)       (2,650)      (7,843)       (6,010)
                                                          ----------   -----------  -----------   -----------
        Total . . . . . . . . . . . . . . . . . . . . .       (3,117)       (1,599)      (7,985)      (65,578)
                                                          ----------   -----------  -----------   -----------
INCOME BEFORE INTEREST CHARGES  . . . . . . . . . . . .      191,176       209,281      312,503       264,956
                                                         -----------   -----------  -----------   -----------
INTEREST AND OTHER CHARGES:
   Interest on long-term debt . . . . . . . . . . . . .       50,075        54,953      102,608       112,458
   Other interest . . . . . . . . . . . . . . . . . . .        2,462         5,360        4,674         7,770
   Distributions on trust securities  . . . . . . . . .        7,155                     11,673
   Allowance for borrowed funds used
      during construction . . . . . . . . . . . . . . .         (745)         (672)      (1,845)       (1,357)
                                                          ----------   -----------  -----------   -----------
        Total . . . . . . . . . . . . . . . . . . . . .       58,947        59,641      117,110       118,871
                                                         -----------   -----------  -----------   -----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . .      132,229       149,640      195,393       146,085

DIVIDENDS ON PREFERRED STOCK  . . . . . . . . . . . . .           97         5,313        2,222        11,945
                                                         -----------   -----------  -----------   -----------

INCOME AFTER PREFERRED DIVIDENDS  . . . . . . . . . . .  $   132,132   $   144,327  $   193,171   $   134,140
                                                         ===========   ===========  ===========   ===========


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS




                                                                                    June 30,              December 31,
                                                                                      1997                    1996
                                                                                  -------------          -------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
   Electric plant in service  . . . . . . . . . . . . . . . . . . . . . . . .     $  12,524,704          $  12,387,375
   Construction work in progress  . . . . . . . . . . . . . . . . . . . . . .           173,555                251,497
   Nuclear fuel   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           251,964                241,001
   Plant held for future use  . . . . . . . . . . . . . . . . . . . . . . . .            48,631                 48,631
                                                                                  -------------          -------------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,998,854             12,928,504
   Less accumulated depreciation and amortization   . . . . . . . . . . . . .         4,474,500              4,252,745
                                                                                  -------------          -------------
          Property, plant and equipment - net . . . . . . . . . . . . . . . .         8,524,354              8,675,759
                                                                                  -------------          -------------
CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .               443                    643
   Special deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                16                     10
   Accounts receivable:
      Affiliated companies  . . . . . . . . . . . . . . . . . . . . . . . . .             1,398                  1,493
      Others  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,808                 16,996
   Accrued unbilled revenues  . . . . . . . . . . . . . . . . . . . . . . . .            56,342                 77,853
   Inventory:
      Fuel stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            42,846                 61,795
      Materials and supplies, at average cost   . . . . . . . . . . . . . . .           123,681                130,281
   Prepayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            21,178                 10,770
                                                                                  -------------          -------------
          Total current assets  . . . . . . . . . . . . . . . . . . . . . . .           257,712                299,841
                                                                                  -------------          -------------
OTHER ASSETS:
   Deferred plant costs - net   . . . . . . . . . . . . . . . . . . . . . . .           574,461                587,352
   Regulatory tax asset - net   . . . . . . . . . . . . . . . . . . . . . . .           358,474                362,310
   Deferred debits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           285,079                270,381
   Unamortized debt expense and premium on
      reacquired debt   . . . . . . . . . . . . . . . . . . . . . . . . . . .           165,323                152,524
   Recoverable project costs - net  . . . . . . . . . . . . . . . . . . . . .           143,120                163,630
   Fuel-related debits  . . . . . . . . . . . . . . . . . . . . . . . . . . .           102,466                 84,435
                                                                                  -------------          -------------
          Total other assets  . . . . . . . . . . . . . . . . . . . . . . . .         1,628,923              1,620,632
                                                                                  -------------          -------------
             Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  10,410,989          $  10,596,232
                                                                                  =============          =============


                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                                                        June 30,             December 31,
                                                                                         1997                    1996
                                                                                     --------------         -------------
CAPITALIZATION:
   Common stock equity:
      Common stock, class A; no par value   . . . . . . . . . . . . . . . . . . .    $    1,524,949         $   1,524,949
      Common stock, class B; no par value   . . . . . . . . . . . . . . . . . . .           150,978               150,978
      Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,256,612             2,227,941
                                                                                     --------------         -------------
             Total common stock equity  . . . . . . . . . . . . . . . . . . . . .         3,932,539             3,903,868
                                                                                     --------------         -------------
   Cumulative preferred stock, not subject to
      mandatory redemption  . . . . . . . . . . . . . . . . . . . . . . . . . . .             9,740               135,179
                                                                                     --------------         -------------
   HL&P obligated mandatorily redeemable securities of
      subsidiary trusts holding solely subordinated
      debentures of HL&P  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           340,785
                                                                                     --------------         -------------
   Long-Term Debt:
      First mortgage bonds  . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,495,078             2,670,041
      Pollution control revenue bonds   . . . . . . . . . . . . . . . . . . . . .           118,000                 5,000
      Other             . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,057                 1,511
                                                                                     --------------         -------------

             Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . .         2,615,135             2,676,552
                                                                                     --------------         -------------

                 Total capitalization . . . . . . . . . . . . . . . . . . . . . .         6,898,199             6,715,599
                                                                                     --------------         -------------
CURRENT LIABILITIES:
   Notes payable        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           157,182               234,665
   Notes payable to affiliated companies  . . . . . . . . . . . . . . . . . . . .                                  19,600
   Accounts payable     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           122,549               142,439
   Accounts payable to affiliated companies   . . . . . . . . . . . . . . . . . .             8,324                 5,744
   Taxes accrued        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           152,031               196,444
   Interest accrued     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            53,197                60,234
   Customer deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            49,808                53,633
   Current portion of long-term debt and
      preferred stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            41,129               254,463
   Other                . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            69,081                85,274
                                                                                     --------------         -------------
             Total current liabilities  . . . . . . . . . . . . . . . . . . . . .           653,301             1,052,496
                                                                                     --------------         -------------
DEFERRED CREDITS:
   Accumulated deferred federal income taxes  . . . . . . . . . . . . . . . . . .         2,133,117             2,124,567
   Unamortized investment tax credit  . . . . . . . . . . . . . . . . . . . . . .           363,992               373,749
   Fuel-related credits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            90,390                74,639
   Other                . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           271,990               255,182
                                                                                     --------------         -------------
             Total deferred credits . . . . . . . . . . . . . . . . . . . . . . .         2,859,489             2,828,137
                                                                                     --------------         -------------
COMMITMENTS AND CONTINGENCIES

      Total             . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   10,410,989         $  10,596,232
                                                                                     ==============         =============

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                 ---------------------------------
                                                                                     1997                 1996
                                                                                 ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    195,393         $    146,085

   Adjustments to reconcile net income to net cash
          provided by operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .         260,982              257,811
      Amortization of nuclear fuel  . . . . . . . . . . . . . . . . . . . . .          14,856               14,895
      Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . .           8,549                7,550
      Investment tax credits  . . . . . . . . . . . . . . . . . . . . . . . .          (9,757)              (9,728)
      Allowance for other funds used during
          construction  . . . . . . . . . . . . . . . . . . . . . . . . . . .             142               (2,182)
      Fuel cost over/(under) recovery - net   . . . . . . . . . . . . . . . .         (18,031)             (89,988)

      Changes in other assets and liabilities:
          Accounts receivable - net . . . . . . . . . . . . . . . . . . . . .          26,794                3,661
          Material and supplies . . . . . . . . . . . . . . . . . . . . . . .          17,125               12,297
          Fuel stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,949               (6,496)
          Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .         (17,310)              39,377
          Interest and taxes accrued  . . . . . . . . . . . . . . . . . . . .         (51,450)             (64,075)
          Other current liabilities . . . . . . . . . . . . . . . . . . . . .         (17,042)              (1,405)
          Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,806              (11,124)
                                                                                 ------------         ------------
              Net cash provided by operating activities . . . . . . . . . . .         440,006              296,678
                                                                                 ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital and nuclear fuel expenditures
      (including allowance for borrowed funds
      used during construction)   . . . . . . . . . . . . . . . . . . . . . .         (93,558)            (153,079)
   Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,908)              (4,498)
                                                                                 ------------         ------------
              Net cash used in investing activities . . . . . . . . . . . . .         (96,466)            (157,577)
                                                                                 ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of HL&P obligated mandatorily
      redeemable securities of subsidiary trust holding
      solely subordinated debentures of HL&P  . . . . . . . . . . . . . . . .         340,785
   Payment of matured bonds   . . . . . . . . . . . . . . . . . . . . . . . .        (190,000)            (150,000)
   Proceeds from issuance of pollution control
      revenue bonds   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         115,739
   Payment of dividends   . . . . . . . . . . . . . . . . . . . . . . . . . .        (169,699)            (177,771)
   Increase/(decrease) in notes payable . . . . . . . . . . . . . . . . . . .         (77,483)             245,725
   Redemption of preferred stock    . . . . . . . . . . . . . . . . . . . . .        (153,628)             (51,400)
   Extinguishment of long-term debt   . . . . . . . . . . . . . . . . . . . .        (190,338)             (85,263)
   Decrease in notes payable to affiliated company  . . . . . . . . . . . . .         (19,600)
   Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             484                4,406
                                                                                 ------------         ------------
              Net cash used in financing activities . . . . . . . . . . . . .        (343,740)            (214,303)
                                                                                 ------------         ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .            (200)             (75,202)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . .             643               75,851
                                                                                 ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . .    $        443         $        649
                                                                                 ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------

   Cash Payments:
      Interest (net of amounts capitalized)   . . . . . . . . . . . . . . . .    $    129,836         $    120,487
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          88,026               68,088

                       See Notes to Financial Statements.

                        HOUSTON LIGHTING & POWER COMPANY
                        STATEMENTS OF RETAINED EARNINGS
                                  (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


                                                   Three Months Ended                        Six Months Ended
                                                         June 30,                                 June 30,
                                               -------------------------------         ------------------------------
                                                   1997                1996                1997               1996
                                               -----------         -----------         -----------        -----------
Balance at Beginning of
    Period  . . . . . . . . . . . . . . .      $ 2,206,730         $ 2,057,649         $ 2,227,941        $ 2,150,086

Net Income for the Period . . . . . . . .          132,229             149,640             195,393            146,085
                                               -----------         -----------         -----------        -----------
    Total   . . . . . . . . . . . . . . .        2,338,959           2,207,289           2,423,334          2,296,171
                                               -----------         -----------         -----------        -----------
Deductions - Cash Dividends:

    Preferred   . . . . . . . . . . . . .               97               5,313               2,222             11,945

    Common  . . . . . . . . . . . . . . .           82,250              82,250             164,500            164,500
                                               -----------         -----------         -----------        -----------
         Total  . . . . . . . . . . . . .           82,347              87,563             166,722            176,445
                                               -----------         -----------         -----------        -----------
Balance at End of Period  . . . . . . . .      $ 2,256,612         $ 2,119,726         $ 2,256,612        $ 2,119,726
                                               ===========         ===========         ===========        ===========


                       See Notes to Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      AND

                        HOUSTON LIGHTING & POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS


 (1)             GENERAL

                 The interim financial statements and notes (Interim Financial Statements) in this Form 10-Q (Form 10-Q) are unaudited and condensed. Certain notes and other information in the Annual Report on Form 10-K (File Nos. 1-7629 and 1-3187) for the year ended December 31, 1996 (Form 10-K), of Houston Industries Incorporated (Company) and Houston Lighting & Power Company (HL&P) have been omitted pursuant to Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934. The information in the Interim Financial Statements should be read in combination with the Form 10-K and the Quarterly Report on Form 10-Q of the Company and HL&P for the quarter ended March 31, 1997 (First Quarter 10-Q).

                 The following notes to the financial statements in the Form 10-K, as updated by the notes contained in this Form 10-Q and the First Quarter 10-Q, are incorporated herein by reference:
                 Note 1(b) (System of Accounts and Effects of Regulation), Note 1(n) (Nature of Operations), Note 1(o) (Use of Estimates),
                 Note 1(p) (Long-Lived Assets), Note 2 (Jointly-Owned Nuclear Plant), Note 3 (Rate Matters), Note 11 (Commitments and Contingencies) and Note 16 (NorAm Merger).

(2)              NORAM MERGER

                 On August 6, 1997, the Company merged with and into HL&P, which was renamed "Houston Industries Incorporated" (Houston), and NorAm Energy Corp. (NorAm) merged with and into a subsidiary of the Company, HI Merger, Inc., which was renamed "NorAm Energy Corp." (New NorAm), and became a wholly owned subsidiary of Houston. Effective upon the mergers (collectively, the Merger), each outstanding share of common stock of the Company was converted into one share of Houston common stock (including associated preference stock purchase rights), and all treasury shares of the Company and all shares of Class A and Class B common stock of HL&P were canceled.

                 Under the terms of the Merger, NorAm common stockholders received approximately $1.4 billion in cash and approximately
                 47.8 million shares of Houston common stock. After giving effect to the Merger, the number of shares of common stock of Houston outstanding as of August 6, 1997, was 294,637,686 (including 12,669,031 ESOP shares not deemed outstanding for financial statement purposes).

                 Houston, the surviving corporation of the Merger, has assumed all obligations of the Company and will continue to conduct HL&P's electric utility business under HL&P's name. NorAm's existing debentures and convertible securities will remain outstanding as the securities of New NorAm, a wholly owned subsidiary of Houston, and will not be assumed by Houston except with respect to conversion of certain convertible debt securities into Houston common stock. New NorAm will continue to be a separate reporting company under the Securities Exchange Act of 1934.

                 Unless otherwise stated, the information in this Form 10-Q relates solely to the Company and HL&P without giving effect to the Merger. The Merger will be accounted for in the third quarter of 1997 by the purchase method of accounting for business combinations. For additional information regarding the Merger, reference is made to the Form 8-K dated August 6, 1997, and filed by the Company and HL&P with the Securities and Exchange Commission (SEC) on August 8, 1997.

(3)              CAPITAL STOCK

                 Company. As of June 30, 1997 and December 31, 1996, the Company had 400,000,000 authorized shares of common stock, of which 234,128,473 shares were outstanding at June 30, 1997, and 233,335,481 shares were outstanding at December 31, 1996. Outstanding common shares excluded (i) shares pledged to secure a loan to the Company's Employee Stock Ownership Plan (12,669,031 and 13,370,939 at June 30, 1997 and December 31,
                 1996, respectively) and (ii) treasury shares (16,042,027 at June 30, 1997 and December 31, 1996).

                 The Company calculates earnings per common share data by dividing net income by the weighted average number of common shares outstanding during the relevant period. For information regarding the adoption of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (Dual Presentation of Basic and Diluted Earnings per Share Calculations for Financial Statements) with respect to periods ending after December 15, 1997, see Note 5 to the First Quarter Form 10-Q. The Company's current earnings per share calculation conforms to basic earnings per share. Dilutive earnings per share are not expected to be materially different from basic earnings per share.

                 HL&P. At June 30, 1997, the Company owned all shares of HL&P's Class A voting common stock, and Houston Industries (Delaware) Incorporated, a wholly owned subsidiary of the Company, owned all shares of HL&P's Class B non-voting common stock. HL&P earnings per share data are omitted because at June 30, 1997 and December 31, 1996, all shares of HL&P common stock were owned by the Company and its affiliates.

                 At June 30, 1997 and December 31, 1996, HL&P had 10,000,000
                 authorized shares of preferred stock, of which 97,397 and 1,604,397 shares were outstanding at such dates.

                 In April 1997, HL&P redeemed all remaining 257,000 shares of its $9.375 cumulative preferred stock pursuant to mandatory sinking fund requirements at a cost of $25.7 million, plus accrued dividends. For information regarding the redemption of 1,250,000 shares of HL&P's cumulative preferred stock in February 1997, see Note 7 to the First Quarter 10-Q.

(4)              LONG-TERM DEBT

                 In June 1997, HL&P purchased $57.6 million aggregate principal amount of its 9.15% First Mortgage Bonds due March 15, 2021, for a total purchase price of $69.6 million, plus accrued interest.

                 In April 1997, HIE Cayman, Inc., a subsidiary of Houston Industries Energy, Inc. (HI Energy), borrowed an additional $162.5 million under a $167.5 million five-year term loan facility. The proceeds of the loan, net of a $17.5 million debt reserve account established for the benefit of the lenders, were used to refinance a portion of the acquisition costs of Light-Servicos de Eletricidade S.A. (Light). The $17.5 million debt reserve is included in deferred debits on the Company's Consolidated Balance Sheets. The loan, which is non-recourse to the Company and HL&P, restricts payments of dividends by HIE Cayman, Inc. if Light fails to meet certain financial covenants. The loan is secured by, among other things, a pledge of the shares of Light. HI Energy acquired an 11.35 percent interest in Light in May 1996 for $392 million.

                 For information regarding (i) the issuance, on behalf of HL&P, of $118 million aggregate principal amount of pollution control revenue bonds in January 1997, (ii) the redemption of $118 million aggregate principal amount of pollution control revenue bonds in February 1997 and (iii) HL&P's repayment at maturity of $190 million aggregate principal amount of first mortgage bonds in the first quarter of 1997, see Note 6 to the First Quarter 10-Q.

(5) HL&P OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF HL&P

                 For information regarding the issuance of (i) $250 million of preferred securities and (ii) $100 million of capital securities by two HL&P Delaware statutory business trusts (Trusts), see Note 7 to the First Quarter 10-Q. The sole assets of the Trusts are $350 million aggregate principal amount of HL&P subordinated debentures having interest rates and maturity dates corresponding to the Trust securities.

(6)              DEPRECIATION

                 The Company and HL&P calculate depreciation using the straight-line method. The Company's depreciation expense for the second quarter of 1997 and the six months ended June 30, 1997 was $91 million and $182 million, respectively, compared to $89 million and $178 million for the same periods in 1996. HL&P's depreciation expense for the second quarter and first six months of 1997 was $90 million and $180 million, respectively, compared to $89 million and $177 million for the same periods in 1996.

(7)              RATE CASE MATTERS AND OTHER PROCEEDINGS

                 For information regarding the appeal of Docket No. 6668, an inquiry into the prudence of the planning and construction of the South Texas Project Electric Generating Station (South Texas Project), see Note 3(b) to the Form 10-K.

                 In July 1997, the one appellant remaining in the appeal of Docket No. 6668 voluntarily dismissed its appeal. Based on this action, HL&P is seeking entry of a judgment affirming the Public Utility Commission's of Texas (Utility Commission) order in Docket No. 6668. If the motions are granted, all appeals of HL&P's prior rate cases will be concluded.

                 Reference is made to Note 11(c) to the Form 10-K and Note 8 to the First Quarter 10-Q for information regarding a lawsuit against HL&P for recovery of allegedly unpaid franchise fees. In June 1997, the Texas Supreme Court ruled that it did not have jurisdiction, at this stage in the proceedings, to review the trial court's certification of the case as a class action. The case is scheduled for trial in April 1998 before the District Court of Harris County, Texas. For the reasons set forth in Note 11(c) to the Form 10-K, the Company regards the case as spurious and is aggressively contesting the lawsuit.

(8)              HI ENERGY

                 Colombian Electric Utility. In June 1997, a consortium of investors (Consortium) comprised of affiliates and subsidiaries of HI Energy and La Electricidad de Caracas SACA
                 (EDC) purchased approximately 56.7 percent (Controlling Shares) of the shares of Empresa de Energia del Pacifico S.A.E.S.P. (EPSA), a Colombian electric utility company. EPSA operates generation, transmission and distribution facilities in 37 municipalities in the Valle del Cauca region of southwestern Colombia.

                 The purchase price for the Controlling Shares was approximately $496 million. The purchase price was financed through capital contributions from HI Energy and EDC of approximately $150 million each and $196 million in bank
                 borrowings.   The bank borrowings were made under a three-year
                 credit facility entered into by a special purpose holding company that is jointly owned by EDC and HI Energy.
                 Borrowings under the facility, which are non-recourse to the Company and HL&P (with limited recourse to HI Energy), are secured by, among other things, a pledge of the stock of the special purpose holding company and a pledge of the Controlling Shares.

                 The Company has accounted for this transaction under purchase accounting and has recorded its aggregate 28.35 percent investment in EPSA's operations since June 1997, using the equity method. The effect of EPSA's income on the Company's net income is immaterial for the second quarter of 1997 and the six months ended June 30, 1997.

                 Argentine Holding Company. In May 1997, HI Energy increased its indirect ownership interest in Empresa Distribuidora de La Plata S.A. (EDELAP), an Argentine electric utility, from 48 percent to 63 percent. The purchase price of the additional interest was approximately $28 million. The Company has recorded its investment in EDELAP using the equity method because of the significance of the participating rights held by a minority shareholder.

(9)              TIME WARNER INVESTMENT

                 As part of the consideration for the sale of the Company's cable television business in 1995, the Company received 1 million shares of Time Warner Inc. (Time Warner) common stock and 11 million shares of non-publicly traded Series D Convertible Preferred Stock of Time Warner (Time Warner Preferred Stock). The Time Warner Preferred Stock is currently convertible by the Company into, and after July 1999 is exchangeable by Time Warner for, approximately 22.9 million shares of Time Warner common stock. For a description of the Time Warner Preferred Stock, see Notes 1(j) and 13 to the Form 10-K.

                 In the second quarter of 1997, the Company sold in open market transactions 550,000 shares of Time Warner common stock for approximately $25 million (representing an average sales price of $45.49 per share, net of fees and commissions) and made an irrevocable contribution of the remaining 450,000 shares of its Time Warner common stock (having a market value of $21.9 million) to Houston Industries Incorporated Foundation, a charitable foundation, not included in the Company's consolidated results, formed to fund certain charitable activities previously funded by the Company. The contribution of the stock to the charitable foundation is reflected on the Company's Statements of Consolidated Income in other operating expenses.

                 For information regarding the monetization of the Company's investment in Time Warner Preferred Stock in the third quarter of 1997, see Note 10(a) to the Interim Financial Statements, below.

(10)             SUBSEQUENT EVENTS

         (a) ACES SECURITIES. In July 1997, the Company completed a public offering of 22,909,040 of its unsecured 7% Automatic Common Exchange Securities due July 1, 2000 (ACES Securities), having a face amount of $45.9375 per security. The Company used the net proceeds of the offering (approximately $1.021 billion) for general corporate purposes, including the retirement of an equivalent amount of the Company's outstanding commercial paper.

                 At maturity, the principal amount of the ACES Securities will be mandatorily exchangeable by the Company into either (i) a number of shares of Time Warner common stock determined based on an exchange rate or (ii) cash with equal value. Subject to adjustments that may result from certain dilution events, the exchange rate for each ACES Security is determined as follows:
                 (i) 0.8264 shares of Time Warner common stock if the price of Time Warner common stock at maturity (Maturity Price) is at least $55.5844 per share, (ii) a fractional share of Time Warner common stock having a value equal to $45.9375 if the Maturity Price is less than $55.5844 but greater than $45.9375 and (iii) one share of Time Warner common stock if the Maturity Price is not more than $45.9375. Prior to maturity, the Company has the option of redeeming the ACES Securities if changes in federal tax regulations require (i) recognition of a taxable gain on the Company's Time Warner Preferred Stock and (ii) the Company could defer such gain by redeeming the ACES Securities. The redemption price is 105 percent of the closing sales price of the ACES Securities as determined over a period prior to the redemption notice. The redemption price may be paid in cash or shares of Time Warner common stock or a combination of the two.

                 The Company accounts for its investment in Time Warner Preferred Stock under the cost method. If, prior to the conversion of the Time Warner Preferred Stock into Time Warner common stock, the market price of Time Warner common stock increases above $55.5844, the Company would record in Other Income (Expense) an accounting loss equal to (i) the aggregate amount of such increase as applicable to all ACES securities multiplied by (ii) 0.8264. In accordance with generally accepted accounting principles, this accounting loss, which would reflect the unrealized increase in the Company's indebtedness with respect to the ACES Securities, would not, under current accounting practices, be offset by the increase in the market price of the Time Warner common stock into which the Time Warner Preferred Stock is convertible. Upon conversion of the Time Warner Preferred Stock (anticipated to occur in July 1999), the Company would reverse any accounting losses previously recognized on the income statement and would begin recording unrealized net changes in the market prices of the Time Warner common stock and the ACES Securities as a component of common stock equity.

         (b) NORAM MERGER. For information regarding the Merger, including financing of the Merger, see Note 2 to the Interim Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Company--Sources of Capital Resources and Liquidity--The Merger" in Item 2 of this Form 10-Q.

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

         Statements contained in this Form 10-Q that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements are expectations as to future economic performance and are not statements of fact. Actual results may differ materially from those projected in these statements. Important factors that could cause future results to differ include the effects of competition, legislative and regulatory changes, fluctuations in the weather and changes in the economy as well as other factors discussed in this and other filings by the Company and HL&P with the SEC. When used in the Company's and HL&P's documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward-looking statements. The sections of Management's Discussion and Analysis of Financial Condition and Results of Operations captioned "The Merger," "Results of Operations" and "Recent Developments" contain or incorporate forward-looking statements.

                                   THE MERGER

         On August 6, 1997, the Company merged with and into HL&P, which was renamed "Houston Industries Incorporated," and NorAm merged with and into a subsidiary of Houston and became a wholly owned subsidiary of Houston. Consideration for the purchase of NorAm shares was approximately $1.4 billion in cash and approximately 47.8 million shares of Houston common stock.

         Unless otherwise stated, the information in this Management's Discussion and Analysis of Financial Condition and Results of Operations relates solely to the Company and HL&P without giving effect to the Merger.

         For additional information regarding the Merger, see the Company and HL&P's Combined Report on Form 8-K dated August 6, 1997, Note 2 to the Interim Financial Statements, "Liquidity and Capital Resources--Company--Sources of Capital Resources and Liquidity--The Merger" below, and "Management's Discussion and Analysis of Financial Condition and Results of Operations--The Merger" in the Form 10-K and Note 16 to the Financial Statements contained in the Form 10-K.

                             RESULTS OF OPERATIONS

                                    COMPANY

         A summary of selected financial data for the Company and its subsidiaries is set forth below:


                                                                    Three Months Ended
                                                                         June 30,               Percent
                                                                   1997          1996            Change
                                                              ------------  ------------        --------
                                                                (Thousands of Dollars)
         Revenues . . . . . . . . . . . . . . . . . . . . .     $1,064,448    $1,113,763            (4)
         Operating Expenses . . . . . . . . . . . . . . . .        817,276       827,483            (1)
         Operating Income . . . . . . . . . . . . . . . . .        247,172       286,280           (14)
         Other Income (Expense) . . . . . . . . . . . . . .         10,331        12,526           (18)
         Interest and Other Charges . . . . . . . . . . . .         85,482        82,973             3
         Income Taxes . . . . . . . . . . . . . . . . . . .         50,558        70,499           (28)
         Net Income   . . . . . . . . . . . . . . . . . . .        121,463       145,334           (16)

                                                                     Six Months Ended
                                                                         June 30,                Percent
                                                                  1997          1996              Change
                                                              ------------  ------------        --------
                                                                  (Thousands of Dollars)

         Revenues . . . . . . . . . . . . . . . . . . . . .     $1,942,549    $1,938,184            -
         Operating Expenses . . . . . . . . . . . . . . . .      1,539,161     1,514,437            2
         Operating Income . . . . . . . . . . . . . . . . .        403,388       423,747           (5)
         Other Income (Expense) . . . . . . . . . . . . . .        18,972       (72,675)            -
         Interest and Other Charges . . . . . . . . . . . .        170,237       161,889            5
         Income Taxes . . . . . . . . . . . . . . . . . . .         71,040        60,589           17
         Net Income   . . . . . . . . . . . . . . . . . . .        181,083       128,594           41


         The Company had consolidated earnings of $121 million or $.52 per share for the second quarter of 1997 compared to consolidated earnings of $145 million or $.58 per share for the second quarter of 1996. Factors contributing to the decrease in 1997 second quarter earnings were reduced sales at HL&P, the Company's principal subsidiary, due to cooler weather, increased interest expense resulting from higher short term debt levels at the Company and the costs associated with the irrevocable contribution of 450,000 shares of Time Warner common stock (having a market value of $21.9 million and a book value of $19.5 million) to a charitable foundation recently established by the Company. Partially offsetting these effects were improved results at HI Energy and reduced operations and maintenance expense at HL&P.

         The Company's consolidated earnings for the first six months of 1997 were $181 million or $.77 per share compared to $129 million or $.52 per share for the same period in 1996. However, earnings for the first six months of 1996 would have been $196 million or $.79 per share excluding a one-time, after-tax charge of $62 million in connection with the settlement of litigation claims relating to the South Texas Project and a $5 million after-tax charge associated with an investment in two tire-to-energy plants in Illinois. The decrease in earnings for the first six months of 1997 compared to earnings excluding one-time items recorded in 1996 was due to the same factors that affected the second quarter comparisons.

                                      HL&P

         A summary of selected financial data for HL&P is set forth below:


                                                                    Three Months Ended
                                                                         June 30,               Percent
                                                                    1997           1996          Change
                                                              --------------- -------------    --------
                                                                  (Thousands of Dollars)
         Total Revenues . . . . . . . . . . . . . . . . . .     $1,043,020     $1,099,971          (5)
         Operating Expenses (1) . . . . . . . . . . . . . .        848,727        889,091          (5)
         Operating Income (1) . . . . . . . . . . . . . . .        194,293        210,880          (8)
         Other Income (Expense) (1) . . . . . . . . . . . .         (3,117)        (1,599)          -
         Interest Charges . . . . . . . . . . . . . . . . .         58,947         59,641          (1)
         Income (Loss) After Preferred Dividends  . . . . .        132,132        144,327          (8)


                                                                     Six Months Ended
                                                                         June 30,               Percent
                                                                    1997           1996          Change
                                                              --------------- -------------     --------
                                                                  (Thousands of Dollars)
         Total Revenues . . . . . . . . . . . . . . . . . .     $1,899,554     $1,911,936           (1)
         Operating Expenses (1) . . . . . . . . . . . . . .      1,579,066      1,581,402           -
         Operating Income (1) . . . . . . . . . . . . . . .        320,488        330,534           (3)
         Other Income (Expense) (1) . . . . . . . . . . . .         (7,985)       (65,578)          88
         Interest Charges . . . . . . . . . . . . . . . . .        117,110        118,871           (1)
         Income (Loss) After Preferred Dividends  . . . . .        193,171        134,140           44

-----------------

         (1)     Includes income taxes

         HL&P's income after preferred dividends decreased to $132 million in the second quarter of 1997 from $144 million in the same period in 1996. Weather during the second quarter of 1997 was significantly cooler than during the same period of 1996. The difference in weather conditions contributed to a 3 percent decrease in kilowatt-hour (KWH) sales and a 7 percent decrease in base revenues compared to the same period last year despite steady customer growth. Partially offsetting these effects were reduced operations and maintenance expense.

         HL&P's income after preferred dividends for the first six months of 1997 was $193 million compared to $134 million for the same period in 1996, inclusive of the $62 million after-tax charge recorded in the first quarter of 1996, as discussed above. Excluding the charge, income after preferred dividends would have been $196 million for the first six months of 1996. For the first six months of 1997, cooler weather offset customer growth resulting in relatively flat KWH sales compared to the same period in 1996.

TOTAL REVENUES

         HL&P's total revenues for the second quarter and first six months of 1997 decreased 5 percent and 1 percent, respectively, compared to the same periods in 1996. The following table summarizes the increase and decrease in the various components of HL&P's total revenues:

                                                                           Increase/(Decrease)
                                                       --------------------------------------------------------
                                                          Three Months Ended               Six Months Ended
                                                             June 30, 1997                   June 30, 1997
                                                       ---------------------------      -----------------------
                                                                         (Thousands of Dollars)
         Base Revenue (1)                                        $(51,340)                       $(51,127)
         Transmission Revenue                                      42,914                          42,914
         Reconcilable Fuel Revenue (2)                            (48,525)                         (4,169)


         (1) Includes electric sales (excluding fuel), miscellaneous revenues (excluding transmission revenue), certain non-reconcilable fuel and certain purchased power related revenues.
         (2) Includes revenues collected through a fuel factor and surcharge net of adjustment for over/under recovery of fuel.

         Base Revenues. HL&P's base revenues decreased $51 million in each of the second quarter and first six months of 1997 (7 percent and 4 percent, respectively) primarily as a result of cooler weather. Total KWH sales during the second quarter of 1997 decreased 3 percent, including a 17 percent decrease in residential KWH sales offset by a 4 and 3 percent increase in commercial and industrial KWH sales, respectively.

         Transmission Revenues. In June 1997, HL&P recorded $43 million in revenues (offset by $44 million in expenses) associated with wholesale transmission services during the first six months of 1997 as a result of new wholesale transmission tariffs within the Electric Reliability Council of Texas (ERCOT). For additional information, see "--Operating Expenses--Operation and Maintenance Expenses," below and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Earnings of the Company and HL&P-- Competition--Competition in Wholesale Market" in the Form 10-K.

         Reconcilable Fuel Revenues. Reconcilable fuel revenue decreased $49 million (14 percent) in the second quarter of 1997 compared to the same period in 1996 due to lower sales. Reconcilable fuel revenue for the first six months of 1997 was relatively flat compared to the same period in 1996.

         The Utility Commission permits recovery of certain fuel and purchased power costs through a fixed fuel factor included in electric rates. The fixed fuel factor is established during either a utility's general rate proceeding or its fuel factor proceeding and is generally effective for a minimum of six months. Since reconcilable fuel revenues are adjusted monthly to equal expenses, these items have no effect on earnings unless fuel costs are subsequently determined by the Utility Commission not to be recoverable. The adjusted over/under recovery of fuel costs is recorded on HL&P's Balance Sheets as fuel-related credits or fuel-related debits. For information regarding the recovery of fuel costs, see "Business of HL&P--Fuel --Recovery of Fuel Costs" in Item 1 of the Form 10-K.

         At June 30, 1997, HL&P's cumulative under-recovery of fuel costs was $102 million. In January 1997, HL&P implemented a $70 million temporary fuel surcharge, inclusive of interest through June 30, 1997. The fuel surcharge was intended to reduce HL&P's cumulative fuel under-recovery balance as of August 31, 1996. In July 1997, HL&P implemented an additional $62 million temporary fuel surcharge, inclusive of interest, to be effective during the six-month period ending December 31, 1997. The fuel surcharge was intended to reduce HL&P's cumulative under-recovery of fuel expenses for the period between September 1996 and February 1997. Neither fuel surcharge has an effect on earnings.

OPERATING EXPENSES

         Fuel Expense. HL&P's fuel expense for the second quarter and the first six months of 1997 decreased $54 million and $32 million, respectively, compared to the same periods in 1996. The decrease is primarily the result of a decrease in KWH sales due to cooler weather.

         The average cost of fuel for the second quarter of 1997 was $1.73 per million British Thermal Units (MMBtu) compared to $2.01 per MMBtu for the second quarter of 1996, while the average cost of fuel for the first six months of 1997 was $1.79 per MMBtu compared to $1.87 per MMBtu for the same period in 1996. The average unit cost of gas for the second quarter of 1997 was $2.22 per MMBtu compared to $2.28 per MMBtu for the second quarter of 1996, while the average unit cost of gas for the first six months of 1997 was $2.55 per MMBtu compared to $2.24 per MMBtu for the same period of 1996.

         Purchased Power Expense. Purchased power expense for the second quarter of 1997 increased $4 million compared to the second quarter of 1996. Purchased power expenses for the first six months of 1997 increased $27 million compared to the same period in 1996 due to increased energy purchases.

         Operation and Maintenance Expense. Operations and maintenance expense decreased 9 percent and 7 percent, respectively, for the second quarter and the first six months of 1997, excluding $44 million due to the implementation of new wholesale transmission tariffs within ERCOT. As discussed above, in June 1997, HL&P recorded $44 million of expense and $43 million of revenue associated with wholesale transmission services during the first six months of 1997. These additional expenses do not reflect an increase in HL&P's cost of providing transmission service, but only a change in the pricing and billing of wholesale transmission services among providers. The decrease in maintenance expense was primarily the result of the timing and scheduling of planned outages.

          Depreciation and amortization expense for all periods included (i) a write down of HL&P's investment in the South Texas Project ($12.5 million for the second quarter of 1997 and a total of $25 million for the six months ended June 30, 1997) and (ii) a write down of HL&P's investment in lignite reserves associated with a canceled generation project ($5.5 million for the second quarter of 1997 and a total of $11 million for the six months period ended June 30, 1997). For additional information regarding these expenses, see Note 3(a) to the Financial Statements included in the Form 10-K.

                              RECENT DEVELOPMENTS

         On June 2, 1997, the Texas legislature adjourned without having adopted or taken any formal action with respect to various proposals concerning the restructuring of the Texas electric utility industry, including proposals related to retail electric competition and stranded cost recovery. At this time, the Company and HL&P cannot predict what, if any, action the Texas legislature may take in the next legislative session (scheduled to commence in 1999) with respect to any of these proposals or the ultimate form in which such proposals may be adopted, if at all. The Company and HL&P are also unable to predict what actions, if any, that the Utility Commission may take in seeking to implement a restructuring of the Texas electric utility industry prior to the next session of the Texas legislature through the exercise of the Utility Commission's jurisdiction (or, in some cases, appellate jurisdiction) over electric rates, including the authority of the Utility Commission to initiate or settle rate cases.

         For information on other developments, factors, and trends that may have an impact on the Company's and HL&P's future earnings, reference is made to Item 7 of the Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations--The Merger" and "--Certain Factors Affecting Future Earnings of the Company and HL&P" and Item 2 of the First Quarter 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments."

                        LIQUIDITY AND CAPITAL RESOURCES

                                    COMPANY

SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

         General. As of June 30, 1997, the Company had approximately $1.1 billion of commercial paper outstanding, supported by two bank credit facilities aggregating $1.5 billion. As of June 30, 1997, HL&P had approximately $157 million of commercial paper outstanding, supported by a bank credit facility of $400 million. Rates paid by the Company and HL&P on short-term borrowings during the second quarter of 1997 were generally lower than the prime rate. Subsequent to the second quarter of 1997, the Company terminated one of its credit facilities and reduced the other facility to $400 million following receipt of $1.0 billion from the issuance of the ACES Securities. This facility was subsequently terminated upon the funding of the $1.644 billion bank facility entered into in connection with the Merger, see "--The Merger" below.

         In the second quarter of 1997, the Company sold in open market transactions 550,000 shares of Time Warner common stock for approximately $25 million and transferred the remaining 450,000 shares of its Time Warner common stock (having a market value of $21.9 million) to Houston Industries Incorporated Foundation, a charitable foundation. The Company's tax basis in the shares contributed was $7 million. The Company was able to avoid paying taxes on the gain by taking advantage of tax incentives for donating appreciated stock. For information regarding this transaction, see Note 9 to the Interim Financial Statements.

         For information regarding a $167.5 million loan received by a subsidiary of HI Energy in the second quarter of 1997 and the sources of funds used in connection with HI Energy's additional investments in Argentina and Colombia during the second quarter of 1997, see Notes 4 and 8 to the Interim Financial Statements.

         ACES Securities. In July 1997, the Company completed a public offering of 22,909,040 of its 7% ACES Securities due July 1, 2000 with a face amount per security of $45.9375. For additional information regarding the ACES Securities, see Note 10(a) to the Interim Financial Statements.

         The Merger. In connection with the closing of the Merger, in August 1997 a limited partnership special purpose subsidiary (Borrower) of Houston entered into a five-year, $1.644 billion revolving credit facility with a group of commercial banks (Bank Facility) and established a commercial paper program supported by the Bank Facility. On August 6, 1997, the Borrower sold approximately $1.4 billion of commercial paper. The proceeds were used to purchase newly issued shares of Series B Preference Stock of Houston (Preference Stock). Houston used the proceeds from the sale of the Preference Stock to pay the cash consideration for the Merger.

         In connection with the Bank Facility, Houston also entered into a support agreement pursuant to which it is obligated, subject to certain limitations, to make cash contributions or advances to the Borrower from excess cash flow (as defined) to the extent necessary to enable the Borrower to meet its financial obligations. Borrowings under the Bank Facility are secured by pledges of (i) the shares of common stock of NorAm held by Houston, (ii) all of the limited and general partner interests of the Borrower and all of Houston's interest in the general partner of the Borrower, (iii) the capital stock of HI Energy, (iv) the capital stock of significant subsidiaries of Houston, (v) the Preference Stock and (vi) certain intercompany notes held by the Borrower. The obligations under the Bank Facility are not secured by the utility assets of Houston or NorAm or by Houston's investment in Time Warner.

         Borrowings under the Bank Facility bear interest at a rate based upon either the London interbank offered rate plus a margin or a base rate plus a margin or at a rate determined through a bidding process.

         Pursuant to the Bank Facility, Houston has agreed, among other things, not to permit its ratio of consolidated indebtedness for borrowed money to consolidated capitalization to exceed 0.64:1.00 from October 1, 1997 through December 31, 1997; 0.62:1.00 from January 1, 1998 through December 31, 1998; and 0.60:1.00 from January 1, 1999 until termination of the Bank Facility. In addition, Houston has agreed to certain limitations and restrictions on (i) liens, (ii) consolidations, mergers and disposals of assets, (iii) dividends and repurchases of common stock, (iv) certain types of investments and (v) certain changes in its business. The Bank Facility also contains customary covenants and default provisions applicable to the Borrower and its subsidiaries, including limitations on the ability of the Borrower and its subsidiaries to, among other things, incur additional indebtedness (other than certain permitted indebtedness), create liens and make investments or loans.

RATIOS OF EARNINGS TO FIXED CHARGES

         The Company's ratios of earnings to fixed charges for the six and twelve months ended June 30, 1997, were 2.40 and 2.86, respectively. The Company believes that the ratio for the six-month period is not necessarily indicative of the ratio for a twelve-month period due to the seasonal nature of HL&P's business.

                                      HL&P

SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

         As of June 30, 1997, HL&P had approximately $157 million of commercial paper outstanding. HL&P's commercial paper borrowings are supported by a bank line of credit of $400 million.

         For information regarding the redemption of HL&P's $9.375 cumulative preferred stock (at a cost of $25.7 million, plus accrued dividends) and the purchase of certain of its outstanding first mortgage bonds (at a cost of $69.6 million, plus accrued interest) in the second quarter of 1997, see Notes 3 and 4 to the Interim Financial Statements.

RATIOS OF EARNINGS TO FIXED CHARGES

         HL&P's ratios of earnings to fixed charges for the six and twelve months ended June 30, 1997 were 3.43 and 4.03, respectively. HL&P's ratios of earnings to fixed charges and preferred dividends for the six and twelve months ended June 30, 1997, were 3.34 and 3.73, respectively. HL&P believes that the ratios for the six-month period are not necessarily indicative of the ratios for a twelve-month period due to the seasonal nature of HL&P's business.

                             NEW ACCOUNTING ISSUES

         The Financial Accounting Standards Board recently issued
SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 requires that all items that meet the definition of a component of comprehensive income be reported in a financial statement for the period in which they are recognized and the total amount of comprehensive income be prominently displayed in that same financial statement. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Currently, the Company does not have any material items which require reporting of comprehensive income. SFAS No. 131 requires that companies report financial and descriptive information about reportable operating segments in financial statements. Segment information to be reported is to be based upon the way management organizes the segments for making operating decisions and assessing performance. The Company will adopt SFAS No. 130 and SFAS No. 131 beginning the first quarter of 1998.

         For information regarding SFAS No. 128, "Earnings Per Share," which will be effective for the Company's 1997 fiscal year, see Note 3 to the Interim Financial Statements and Note 5 in the First Quarter 10-Q.

                          PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

                 For a description of legal proceedings affecting the Company and its subsidiaries, including HL&P and HI Energy, reference is made to the information set forth in (i) Item 3 of the Form 10-K and Notes 2(b), 3, 10 and 11(c) to the Form 10-K and (ii)
                 Note 8 to the First Quarter 10-Q, which information, as qualified and updated by the description of developments in litigation matters contained in Note 7 to the Notes to the Interim Financial Statements included in Part I of this Report, is incorporated herein by reference.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                 Reference is made to the information set forth in Item 4 of the First Quarter 10-Q, which information is incorporated herein by reference.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. (Exhibits designated by an asterisk (*) are incorporated herein by reference to a separate filing as indicated.)

Houston Industries Incorporated:

*Exhibit 4 -              Form of Indenture governing 7% Automatic Common
                          Exchange Securities due July 1, 2000 between the
                          Company and The First National Bank of Chicago, as
                          Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3
                          (Reg. No. 333-30443)).

Exhibit 10(a) -           Eighth Amendment to the Executive Incentive
                          Compensation Plan of the Company (As Amended and
                          Restated Effective January 1, 1991) effective January
                          1, 1997.

Exhibit 10(b) -           Seventh Amendment to the Deferred Compensation Plan
                          of the Company (As Established Effective September 1,
                          1985) effective January 1, 1997.

Exhibit 10(c) -           Seventh Amendment to the Deferred Compensation Plan
                          of the Company (As Established Effective January 1,
                          1989) effective January 1, 1997.

Exhibit 10(d) -           Eighth Amendment to the Deferred Compensation Plan of
                          the Company (As Established Effective January 1,
                          1991) effective January 1, 1997.

Exhibit 10(e) -           First Amendment to the 1994 Long-Term Incentive
                          Compensation Plan of the Company (Effective January
                          1, 1994) effective May 9, 1997.

Exhibit 10(f) -           Credit Agreement dated as of August 6, 1997, by and
                          among Houston Industries FinanceCo L.P., the Company,
                          Chase Securities, Inc., Chase Manhattan Bank and the other banks named therein.

Exhibit 11 -              Computation of Earnings per Common Share and Common
                          Equivalent Share.

Exhibit 12 -              Computation of Ratios of Earnings to Fixed Charges.

Exhibit 27 -              Financial Data Schedule.

Exhibit 99(a) -           Notes 1(b), 1(n), 1(o), 1(p), 2, 3, 11 and 16 to the
                          Financial Statements included on pages 57 through 62, pages 73 through 74 and page 77 of the Form 10-K.

Exhibit 99(b) -           Notes 2, 5, 6, 7 and 8 to the Financial Statements
                          included on pages 13 through 17 of the First Quarter
                          Form 10-Q.

Exhibit 99(c) -           Third Amendment to the Houston Industries Energy,
                          Inc. Long-Term Project Incentive Compensation Plan
                          (As Established Effective January 1, 1994) effective
                          January 1, 1997.

Houston Lighting & Power Company:

*Exhibit 10(a) -          Eighth Amendment to the Executive Incentive
                          Compensation Plan of the Company (As Amended and
                          Restated Effective January 1, 1991) effective January
                          1, 1997 (incorporated by reference to Exhibit 10(a) to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-7629).

*Exhibit 10(b) -          Seventh Amendment to the Deferred Compensation Plan
                          of the Company (As Established Effective September 1,
                          1985) effective January 1, 1997 (incorporated by reference to Exhibit 10(b) to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, File
                          No. 1-7629).

*Exhibit 10(c) -          Seventh Amendment to the Deferred Compensation Plan
                          of the Company (As Established Effective January 1,
                          1989) effective January 1, 1997 (incorporated by reference to Exhibit 10(c) to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, File
                          No. 1-7629).

*Exhibit 10(d) -          Eighth Amendment to the Deferred Compensation Plan of
                          the Company (As Established Effective January 1,
                          1991) effective January 1, 1997 (incorporated by reference to Exhibit 10(d) to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, File
                          No. 1-7629).

*Exhibit 10(e) -          First Amendment to the 1994 Long-Term Incentive
                          Compensation Plan of the Company (Effective January
                          1, 1994) effective May 9, 1997 (incorporated by reference to Exhibit 10(e) to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, File
                          No. 1-7629).

*Exhibit 10(f) -          Credit Agreement dated as of August 6, 1997, by and
                          among Houston Industries FinanceCo L.P., the Company,
                          Chase Securities, Inc., Chase Manhattan Bank and the other banks named therein (incorporated by reference to Exhibit 10(f) to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, File No.
                          1-7629).

Exhibit 12 -              Computation of Ratios of Earnings to Fixed Charges
                          and Ratios of Earnings to Fixed Charges and Preferred
                          Dividends.

Exhibit 27 -              Financial Data Schedule.

Exhibit 99(a) -           Notes 1(b), 1(n), 1(o), 1(p), 2, 3, 11 and 16 to the
                          Financial Statements included on pages 57 through 62, pages 73 through 74, and page 77 of the Form 10-K.

Exhibit 99(b) -           Notes 2, 5, 6, 7 and 8 to the Financial Statements
                          included on pages 13 through 17 of the First Quarter
                          Form 10-Q.

(b)              Reports on Form 8-K.

                 Report on Form 8-K of the Company and HL&P dated August 6,
1997.

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





Date: August 14, 1997

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


                                        HOUSTON LIGHTING & POWER COMPANY
                                                  (Registrant)




                                              /s/ Mary P. Ricciardello
                                        --------------------------------------
                                                Mary P. Ricciardello
                                            Vice President and Comptroller
                                            (Principal Accounting Officer)





Date:  August 14, 1997

                               INDEX TO EXHIBITS

Houston Industries Incorporated:

  EXHIBIT
    NO.                                      DESCRIPTION
  -------                                    -----------

*Exhibit 4 -              Form of Indenture governing 7% Automatic Common
                          Exchange Securities due July 1, 2000 between the
                          Company and The First National Bank of Chicago, as
                          Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3
                          (Reg. No. 333-30443)).

Exhibit 10(a) -           Eighth Amendment to the Executive Incentive
                          Compensation Plan of the Company (As Amended and
                          Restated Effective January 1, 1991) effective January
                          1, 1997.

Exhibit 10(b) -           Seventh Amendment to the Deferred Compensation Plan
                          of the Company (As Established Effective September 1,
                          1985) effective January 1, 1997.

Exhibit 10(c) -           Seventh Amendment to the Deferred Compensation Plan
                          of the Company (As Established Effective January 1,
                          1989) effective January 1, 1997.

Exhibit 10(d) -           Eighth Amendment to the Deferred Compensation Plan of
                          the Company (As Established Effective January 1,
                          1991) effective January 1, 1997.

Exhibit 10(e) -           First Amendment to the 1994 Long-Term Incentive
                          Compensation Plan of the Company (Effective January
                          1, 1994) effective May 9, 1997.

Exhibit 10(f) -           Credit Agreement dated as of August 6, 1997, by and
                          among Houston Industries FinanceCo L.P., the Company,
                          Chase Securities, Inc., Chase Manhattan Bank and the other banks named therein.

Exhibit 11 -              Computation of Earnings per Common Share and Common
                          Equivalent Share.

Exhibit 12 -              Computation of Ratios of Earnings to Fixed Charges.

Exhibit 27 -              Financial Data Schedule.

Exhibit 99(a) -           Notes 1(b), 1(n), 1(o), 1(p), 2, 3, 11 and 16 to the
                          Financial Statements included on pages 57 through 62, pages 73 through 74 and page 77 of the Form 10-K.

Exhibit 99(b) -           Notes 2, 5, 6, 7 and 8 to the Financial Statements
                          included on pages 13 through 17 of the First Quarter
                          Form 10-Q.

Exhibit 99(c) -           Third Amendment to the Houston Industries Energy,
                          Inc. Long-Term Project Incentive Compensation Plan
                          (As Established Effective January 1, 1994) effective
                          January 1, 1997.

Houston Lighting & Power Company:

*Exhibit 10(a) -          Eighth Amendment to the Executive Incentive
                          Compensation Plan of the Company (As Amended and
                          Restated Effective January 1, 1991) effective January
                          1, 1997 (incorporated by reference to Exhibit 10(a) to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-7629).

*Exhibit 10(b) -          Seventh Amendment to the Deferred Compensation Plan
                          of the Company (As Established Effective September 1,
                          1985) effective January 1, 1997 (incorporated by reference to Exhibit 10(b) to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, File
                          No. 1-7629).

*Exhibit 10(c) -          Seventh Amendment to the Deferred Compensation Plan
                          of the Company (As Established Effective January 1,
                          1989) effective January 1, 1997 (incorporated by reference to Exhibit 10(c) to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, File
                          No. 1-7629).

*Exhibit 10(d) -          Eighth Amendment to the Deferred Compensation Plan of
                          the Company (As Established Effective January 1,
                          1991) effective January 1, 1997 (incorporated by reference to Exhibit 10(d) to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, File
                          No. 1-7629).

*Exhibit 10(e) -          First Amendment to the 1994 Long-Term Incentive
                          Compensation Plan of the Company (Effective January
                          1, 1994) effective May 9, 1997 (incorporated by reference to Exhibit 10(e) to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, File
                          No. 1-7629).

*Exhibit 10(f) -          Credit Agreement dated as of August 6, 1997, by and
                          among Houston Industries FinanceCo L.P., the Company,
                          Chase Securities, Inc., Chase Manhattan Bank and the other banks named therein (incorporated by reference to Exhibit 10(f) to the Company's Report on Form 10-Q for the quarter ended June 30, 1997, File No.
                          1-7629).

Exhibit 12 -              Computation of Ratios of Earnings to Fixed Charges
                          and Ratios of Earnings to Fixed Charges and Preferred
                          Dividends.

Exhibit 27 -              Financial Data Schedule.

Exhibit 99(a) -           Notes 1(b), 1(n), 1(o), 1(p), 2, 3, 11 and 16 to the
                          Financial Statements included on pages 57 through 62, pages 73 through 74 and page 77 of the Form 10-K.

Exhibit 99(b) -           Notes 2, 5, 6, 7 and 8 to the Financial Statements
                          included on pages 13 through 17 of the First Quarter
                          Form 10-Q.